Form 10QSB
period 1996-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1996-05-15
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                        For Quarter ended March 31, 1996

           /x/   Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                         Commission File Number 1-10768


                       MEDIWARE INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             New York                                           11-2209324
   (State of other Jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)


   1121 Old Walt Whitman Road
        Melville, New York                                            11747-3005
   (Address of Principal Executive Officer)                           (Zip Code)



                                 (516) 423-7800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 Days. Yes X No ______

As of December 31, 1995, there were 2,654,950 shares of Common Stock, $0.10 par value, of the registrant outstanding.

                       MEDIWARE Information Systems, Inc.

                                     Index



Part I.  Financial Information                                              Page


ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1995
         (audited) and March 31, 1996 (unaudited)..............................2


         Consolidated Statements of Operations
         for the three months and nine months ended
         March 31, 1996 & 1995 (unaudited).....................................3


         Consolidated Statements of Cash Flows
         for the nine months ended
         March 31, 1996 & 1995 (unaudited).....................................4


         Notes to Financial Statements.........................................5



ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................6 - 7


Signature Pages............................................................8 - 9

               MEDIWARE Information Systems, Inc. and Subsidiary
                           Consolidated Balance Sheet
                              As at March 31, 1996
                                  (unaudited)

                         ASSETS                                 Mar-31           Jun-30
                                                                1996             1995
                                                               --------------------------
Current assets:
   Cash and cash equivalents                                    $699,000         $509,000
   Accounts receivable, less estimated doubtful accounts       3,332,000        2,840,000
of $190,000 at March 31, 1996 and $176,000 at June 30,
1995
   Current portion of long-term accounts receivable               14,000           30,000
   Inventories                                                   160,000           45,000
   Prepaid expenses and other current assets                     147,000           61,000
                                                              ----------        ----------
        Total current assets                                   4,352,000        3,485,000


Long-term accounts receivable, less current portion                6,000           12,000

Fixed assets, at cost, less accumulated  depreciation of         309,000          318,000
$1,323,000 at March 31, 1996 and $1,205,000 at June 30,
1995
Capitalized software costs                                     1,024,000          998,000

Excess of cost over fair value of net assets acquired,           885,000          932,000
net of accumulated amortization of $351,000 at March 31,
1996 and $304,000 at June 30, 1995
Other assets                                                      38,000           25,000
                                                              ----------        ---------
        TOTAL                                                 $6,614,000       $5,770,000
                                                              ==========       ===========

                   LIABILITIES

Current liabilities:
   Accounts payable                                              599,000          674,000
   Notes payable                                               1,179,000        1,299,000
   Accrued expenses and other current liabilities              1,011,000          805,000
   Advances from customers                                       891,000          697,000
   Current portion of capital leases payable                       7,000            7,000
                                                              ----------        ---------
        Total current liabilities                              3,687,000        3,482,000

Capital leases payable, less current portion                      15,000           19,000
                                                              ----------        ---------
        Total liabilities                                      3,702,000        3,501,000
                                                              ----------        ---------

                   STOCKHOLDERS' EQUITY

Common stock - $.10 par value;  authorized 12,000,000            265,000          260,000
shares;  issued and outstanding; 2,654,950 shares at
March 31, 1996 and 2,596,410 shares at June 30, 1995

Additional paid-in capital                                     8,205,000        8,147,000
(Deficit)                                                     (5,558,000)      (6,138,000)

        Total stockholders' equity                             2,909,000        2,269,000
                                                              ----------        ----------
        TOTAL                                                 $6,614,000        $5,770,000
                                                              ==========        ==========

               MEDIWARE Information Systems, Inc. and Subsidiary
                     Consolidated Statements of Operations
               For the three and nine months ended March 31, 1996
                                  (unaudited)

                              Three Months Ended         Nine Months Ended March
                              March 31,                  31,
                              ------------------         -----------------------
                                 (unaudited)                   (unaudited)

                              1996          1995       1996           1995
                              ---------------------    ------------------------

Revenues:
    System sales              $1,495,000    $439,000    $4,519,000    $3,216,000

    Services                   1,216,000   1,045,000     3,214,000     2,953,000
                              ----------------------    ------------------------

      Total revenues           2,711,000   1,484,000     7,733,000     6,169,000
                              ----------------------    ------------------------

Costs and expenses:
    Cost of systems              608,000     320,000     1,375,000     1,178,000
    Cost of services             459,000     446,000     1,350,000     1,233,000
    Software development         429,000     394,000     1,185,000     1,141,000
    costs
    Selling, general and
      administrative           1,122,000     836,000     3,093,000     2,763,000
                              ----------------------     -----------------------
                               2,618,000   1,996,000     7,003,000     6,315,000


Earnings (loss) before other
    income, interest and
    provision for taxes           93,000    (512,000)      730,000     (146,000)

Other income - net                     0      12,000             0        12,000

Interest income                    3,000       1,000         3,000         2,000

Interest (expense)               (42,000)   (104,000)     (150,000)    (166,000)
                              ----------------------      ----------------------
Earnings before taxes             54,000    (603,000)      583,000     (298,000)

Provision for income taxes                     2,000         3,000         1,000
                              ----------------------      ----------------------
NET EARNINGS (LOSS)              $54,000   ($605,000)     $580,000    ($299,000)
                              =======================     ======================
New income (loss per share
of commom stock:  Primary          $0.02      $(0.23)        $0.19       $(0.12)
                              =======================     ======================
Assuming full dilution                                       $0.16
Weighted average common                                 ==========
shares outstanding: Primary   3,899,000   2,596,410     3,884,000     2,596,410
                              ======================    ========================
                                                        4,037,000
Assuming full dilution                                  =========
                                       -3-

               MEDIWARE Information Systems, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                                               Nine Months Ended
                                                               -----------------
                                                               -----------------
                                                         Mar-31           Mar-31
                                                         1996              1995
                                                        ------------------------
                                                       (unaudited    (unaudited)
Cash flows from operating activities:
   Net earnings (loss)                                   $580,000     ($299,000)
   Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities:
      Provision for doubtful accounts                     14,000         17,000
      Depreciation and amortization                      490,000        530,000
      Contract installment sales
      Proceeds from contract installments receivable      22,000          5,000
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable               (506,000)      (659,000)
        (Increase) decrease in inventory                (115,000)         1,000
        (Increase) decrease in prepaid and other assets  (99,000)        14,000
        Increase in accounts payable, accrued expenses
          and customer advances                          321,000        224,000
                                                         -----------------------
          Net cash provided by operating activities      707,000       (167,000)
                                                         -----------------------
Cash flows from investing activities:
   Acquisitions of fixed assets                         (109,000)       (83,000)
   Capitalized software costs                           (351,000)      (212,000)
                                                        ------------------------
          Net cash (used in) investing activities       (460,000)      (295,000)
                                                        ------------------------
Cash flows from financing activities:
   Proceeds of notes payable                                            275,000
   Common stock issued                                    63,000
   Repayment of long-term debt                          (120,000)       (16,000)
                                                        ------------------------
     Net cash (used in) provided by financing
     activities                                          (57,000)       259,000
                                                        ------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     187,000       (203,000)
Cash and cash equivalents, beginning of period           509,000        414,000
                                                        ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $699,000       $211,000
                                                        ========================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                            $29,000        $26,000
     Income taxes, net                                    $3,000         $1,000

                MEDIWARE Information Systems, Inc., & Subsidiary
                    Notes to Unaudited Financial Statements


1.       Financial Statements:

         In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1995 included in the Company's annual report filed on Form 10-KSB.

         The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       Earnings (Loss) Per Share:

         Earnings (Loss) per share is computed on the basis of the weighted average number of common shares outstanding during each period. Common share equivalents relating to shares issuable upon exercise of stock options and warrants and are included in the computation when the results are dilutive.

3.       Income Taxes:

         The provision for income taxes is minimal due to the benefit from the net operating loss carry forward.

4.       Related Party Transactions:

         During the years ended June 30, 1995 and June 30, 1994 the Company incurred legal fees of approximately $25,000 and $600,000, respectively, from a firm at which a partner is a director of the Company. Substantially all of the fees incurred during the year ended June 30, 1994 represent costs to enforce the software license agreement and defend the perpetual license for one of the software products. Included in accounts payable is a note payable to the aforementioned firm of $137,000, which is due June 30, 1996 or earlier under certain circumstances. If the note is not paid when due, the liability will increase to $324,000 (see Company's form 10-KSB for the year ended June 30, 1995). See also "Liquidity and Capital Resources" for information about the purchase of notes and warrants of the Company by investors, including two directors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:  1996 vs. 1995:

         System Sales Revenue increased by $1,056,000 or 241% to $1,495,000 for the three months ended March 31, 1996 compared to $439,000 for the comparable period a year earlier. System Sales increased $1,303,000 or 41% for the nine months ended March 31, 1996 to $4,519,000 compared to the comparable period last year. The increases were due to the increased revenues by the Hemocare and Digimedics product centers.

         Service Revenues increased by $171,000 or 16% to $1,216,000 for the three months ended March 31, 1996 versus $1,045,000 for the comparable period in 1995. Service revenues increased by $261,000 or 9% for the nine months ended March 31, 1996 compared to the comparable period last year. These increases are due to the increased software maintenance revenues from new system implementations and an increased number of installations completed.

         Cost of Systems increased by $288,000 or 90% to $608,000 for the three months ended March 31, 1996 compared to $320,000 for the same period a year earlier. Cost of Systems increased by $197,000 or 17% for the nine months ended March 31, 1996 compared to $1,178,000 for the comparable period last year. This is due to a higher number of system sales which included hardware.

         Costs of Services increased by $13,000 or 3% to $459,000 for the three months ended March 31, 1996 compared to $446,000 for the same period last year. Cost of services increased by $117,000 or 9% for the nine months ended March 31, 1996 compared to $1,233,000 for the same period last year. The increase was due to increased expense incurred from recent installations and increased expenses due to existing hardware maintenance obligations.

         Software Development costs increased by $35,000 or 9% to $429,000 for the three months ended March 31, 1996 compared to $394,000 for the same period last year. The increase was due to the increase in the number of people in development. Software Development costs increased by $44,000 or 4% for the nine months ended March 31, 1996 as compared to the comparable period last year.

         Selling, General and Administrative costs increased by $286,000 or 34% to $1,122,000 for the three months ended March 31, 1996 compared to $836,000 for the same period last year. Selling, General and Administrative costs increased by $330,000 or 12% as compared to the same period last year. This increase reflects the increased sales commissions and expenses associated with marketing literature.

         Interest Expense decreased by $62,000 to $42,000 for the three months ended March 31, 1996 compared to $104,000 for the same period last year. Interest Expense decreased by $62,000 to $150,000 for the nine months ended March 31, 1996 as compared to $166,000 for the same period the year before. This was due to completion of the amortization of debt discount related to the bridge financing.

     Net Earnings increased by $659,000 or 109% to $54,000 for the three months ended March 31, 1996 compared to a net loss of $605,000 for the comparable period last year. Net earnings for the nine months ended March 31, 1996 increased by $879,000 or 294% compared to a net loss of $299,000 for the comparable period last year. The increased earnings are due to increased systems revenue for Hemocare and Digimedics product centers.

Liquidity and Capital Resources:

         The Company has extended its bridge loans to enable the Company to have available sufficient cash to take care of anticipated capital needs. The Company has also acquired a credit facility of $75,000 from its bank in New York, and is currently negotiating to further expand its credit facility. However, it cannot be assured at this time that it will be successful. On April 9, 1996, the Company announced that it has signed a non-binding letter of intent to purchase a healthcare information system business. Completion of the transaction will be subject to satisfaction of due diligence review, approval of the boards of both companies, a definitive purchase agreement, and appropriate financing on the part of the Company. The Company has engaged in an investment banking firm to raise funds to finance the acquisition and to provide working capital.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         MEDIWARE Information Systems, Inc.
                                         ----------------------------------
                                                  (Registrant)



         May 14, 1996                    By: /s/      Les N. Dace
         ------------                       --------------------------
         (Date)                             Les N. Dace, President CEO



         May 14, 1996                    By: /s/      Les N. Dace
         ------------                       --------------------------
         (Date)                             Les N. Dace, CFO

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         MEDIWARE Information Systems, Inc.
                                         ----------------------------------
                                                   (Registrant)



         May 14, 1996                    By: /s/ Les N. Dace
         ------------                        --------------------------
            (Date)                           Les N. Dace, President CEO


         May 14, 1996                    By: /s/ Les N. Dace
         ------------                       ---------------------------
         (Date)                             Les N. Dace, CFO


                MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                   EXHIBIT 11

                 SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE



                                                              Three months ended                 Nine months ended
                                                                March 31, 1996                     March 31, 1996
                                                              ------------------                 -----------------
                                                                            Fully                              Fully
                                                              Primary      Diluted               Primary      Diluted
                                                              -------      -------               -------      -------
Modified treasury stock method adjustment
  to net income:

Net income                                                    $54,000      $54,000               $580,000     $580,000

Reduction in interest expense from retiring debt               25,000       23,000                143,000       83,000
                                                              -------      -------               --------     --------
                                                              $79,000      $77,000               $723,000     $663,000
                                                              =======      =======               ========     ========

Modified treasury stock method adjustment to common stock:

Weighted average shares outstanding                         2,654,950    2,654,950             2,654,950     2,654,950

Add:     Net shares from exercise of options/warrants:
         Assumed exercise of options                        1,774,991    1,774,991             1,759,713     1,759,713
         Assumed repurchase of shares                         530,990      382,647               530,990       377,758

         Incremental shares                                 1,244,001    1,392,344             1,228,723     1,381,955
                                                            ---------    ---------             ----------    ---------
Adjusted shares                                             3,898,951    4,047,294             3,883,673     4,036,905
                                                            =========    =========             =========     =========

         EARNINGS PER SHARE                                     $0.02        $0.02                 $0.19         $0.16
                                                            =========    =========             =========     =========
