Form 10QSB/A
period 1996-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1996-07-03
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                       MEDIWARE Information Systems, Inc.

                                     Index


Part II. Other Information                                                  Page


ITEM 6.  Exhibits and Reports on Form 8-K.....................................2


Signature Page................................................................3

Item 6.           Exhibits and Reports on Form 8-K

         (a) Exhibits.

             11 - Schedule of Computation of Net Income Per Share

             27 - Financial Data Scheule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         MEDIWARE Information Systems, Inc.
                                         ----------------------------------
                                                  (Registrant)



         July 3, 1996                    By: /s/      Lawrence Auriana
         ------------                       --------------------------
         (Date)                             Lawrence Auriana, Chairman
                                            of the Board and Secretary



         July 3, 1996                    By: /s/      Lawrence Auriana
         ------------                       --------------------------
         (Date)                             Lawrence Auriana, Treasurer

                                  EXHIBIT INDEX

EXHIBITS
- --------

     11 - Schedule of Computation of Net Income Per Share

     27 - Financial Data Schedule


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
