Form 10KSB
period 1996-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1996-10-30
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              |x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996
                                       or
              |_|Transition Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number 1-10768

                       MEDIWARE INFORMATION SYSTEMS, INC.
              (Exact name of small business issuer in its charter)

           New York                                     11-2209324
  (State of other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

1121 Old Walt Whitman Road
   Melville, New York                                     11747-3005
(Address of Principal Executive Offices)                  (Zip Code)

                                 (516) 423-7800
                (Issuer's telephone number, including area code)


Securities to be registered under Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered

Common Stock, par value $.10 per share           Nasdaq SmallCap Market
                                                 The Pacific Stock Exchange,Inc.

Securities to be registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the part 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $10,432,000.

The aggregate market value of the voting stock held by non-affiliates on October 25, 1996 was approximately $12,270,864.

Number of shares of Common Stock outstanding at October 25, 1996: 4,939,344 shares.

                      Documents Incorporated by Reference:

The Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders is incorporated by reference in Part III of this Report.

                                     PART I


ITEM 1.  BUSINESS

                  The Company develops, sells and supports computer-based management information systems for use in various clinical departments of hospitals. The systems are designed to automate the data these departments provide hospital management and therefore increase productivity, reduce operating costs, enhance revenues and improve quality assurance and patient care. These benefits are of critical importance to hospital administrators who face increasing financial and regulatory pressures. At present, the Company offers systems for three different departments: the blood bank, the pharmacy and the surgical suite. With the completion of the Acquisition referred to below the installed base of clinical information systems has increased to approximately 825 clients.

                  See "Financial Statements" herein for information about the Company's revenues, operating profit and loss and assets. The Company's operations are within one industry segment.

Products

                  HEMOCARE - The Company's cornerstone product is one of North America's leading "best of breed" blood bank information systems, and is sold either "stand-alone" or as part of an integrated "LAB/Blood Bank" system. The system was designed in collaboration with Memorial Sloan-Kettering Cancer Center in New York City. Hemocare's software programs are organized into subsystems performing over 200 functions of which the major ones (a) manage and control blood inventory; (b) perform long-term donor and transfusion record keeping; (c) store and manage characteristics of blood products to be transfused; (d) maintain patient and transfusion records; (e) maintain the records of patient test results; and (f) automate billing and workload recording.

                  Hemocare's core technology is the UNIX operating system and the "C" programming language, allowing it to run on multiple hardware platforms. Current versions of the system are ported to the IBM RS/6000, as well as Intel PC technologies. The scalability of these platforms allows Hemocare to address the needs of virtually any size hospital. Hemocare has been the first to attempt to market innovative product enhancements such as Validation Templates, Video Validation, Standard Integration Module and Mock Regulatory Inspection. At this time Hemocare is the only blood banker to offer these products, which assist customers in their efforts to remain compliant with regulatory agency guidelines. The Standard Integration Module was instrumental in the growth of laboratory vendors, who have integrated and remarketed this product. The Company currently has remarketing agreements with HBO and Company, Citation Computer Systems, Inc., Dynacor, Inc., Keane, Inc., NLFC, Inc. and Shared Medical Systems, Inc.

                  The  Hemocare  system  is  installed  in   approximately   250
hospitals which range in size from 100 beds to over 1,600 beds.

                  DIGMEDICS - In May of 1990, the Company acquired Digimedics Corporation, one of the country's leading vendors in information management systems for hospital pharmacies. Digimedics had been developing and selling products and services to hospital pharmacies since 1976. In the mid-1980's, Digimedics introduced the first open systems version of a comprehensive pharmacy information management system. Digimedics Corporation is a wholly owned subsidiary of the Company.

                  The benefits of Digimedics include (a) potential customer savings through the automation of drug formulary and perpetual inventory; (b) potential enhanced revenues through more accurate and complete patient billing;
(c) improved patient care by more accurate drug dispensing, automatic checking of adverse drug-drug interactions and automatic checking of previously recorded drug allergies; and (d) interfacing with other hospital information systems, drug wholesalers, and various dispensing machines, such as PYXIS and the automated Pharmacy System robotics devices.

                  The current version of Digimedics, called "Digimedics XA for Windows," is based on the UNIX operating system, the "C" programming language, and the UNIFY relational database management system. Although largely a "character based" application, certain Microsoft Windows features have been included, offering the Company certain sales advantages by providing customers and prospective customers with the type of graphical user interface they prefer.

                  By the end of 1996, Digimedics will introduce a new client server pharmacy system called "Digimedics/WORx". WORx (Windows, Open, Rx) will have a complete Microsoft Windows based graphical user interface, which the Company feels will increase the attractiveness of the system. Also, new technologies include integration features such as the Informix relational database management system, point and click Windows based ad-hoc report writing, and an integrated inpatient/outpatient database.

Other WORx features will include:

o        Support of clinical pathways.
o        A clinical database and drug monographs.
o Incorporation of an extensive array of clinical drug alerts concerning allergy, diagnosis, dose, food, IV incompatibility, interaction and therapeutic duplication.
o        Foreign-language patient education monographs.
o        Customization to meet community standards.

                  By taking advantage of its open architecture, WORx is capable of linking with expert systems, decision-support software and clinical databases. WORx will act as the central hub of information in the pharmacy and will provide specialized tools for all aspects of pharmaceutical care including order entry, distribution, outcomes, billing, utilization evaluation, education, critical pathways, purchasing and research.

                  WORx can adapt into a diversity of hardware and networking environments. Utilizing technologies such as the UNIX operation system, C++ programming language, Informix, and Microsoft Windows 95, WORx is positioned as a state of the art client/server solution.

                  Over 130 Digimedics systems have been installed at 121 hospitals (some hospitals have separate systems for inpatient and outpatient pharmacies), including the University of California Medical Center, San Francisco; University Medical Center, Las Vegas; Columbia-Presbyterian Medical Center, New York City; Shands Hospital at the University of Florida,
Gainesville; University of Kansas Medical Center, Kansas City; and the University of Michigan Hospitals and Clinics, Ann Arbor.

                  On June 17, 1996, the Company acquired certain assets of the U.S. based Pharmakon division ("Pharmakon") and a pharmacy management system operating in the United Kingdom, JAC Computer Service, LTD. ("JAC"), of Continental Healthcare Systems, Inc. (the "Acquisition"), which will be incorporated into the Company's Digimedics operation. The addition of Pharmakon and its client base has increased the Company's installed base of clinical information systems to approximately 825 (over 500 of which are pharmacy system installations). This places the Company in the position of providing the largest number of stand-alone pharmacy information systems in the country. The Acquisition also provides the Company with a significant international presence; JAC has approximately 180 pharmacy information systems installed in the United Kingdom.

                  Pharmakon and JAC, which generated sales and service of approximately $8.4 million in the fiscal year ended November 30, 1995, markets a management information system for hospital pharmacies. The Acquisition is expected to add approximately 415 hospital systems and 235 hospitals to the Company's customer base in the United States and an additional 180 customers in the United Kingdom.

                  Pharmakon had been providing pharmacy systems for almost twenty years. Management's goal is to begin converting Pharmakon's U.S. customers to the Digimedics WORx system in the fourth calendar quarter of 1996. Pending this conversion, the Company expects to assume the existing support and maintenance contracts and to generate approximately $3.4 million per year in service revenues by continuing to service the newly acquired customers. Through the Acquisition, the Company will also acquire certain technologies which are currently under development and are expected to be integrated into future systems offerings of Digimedics.

                  The Company's management team believes there exists strong parallels between its current Digimedics customer base and that of Pharmakon, both of which include not only large university hospitals and multi-site acute care facilities, but also progressive community, municipal, and long-term care facilities. Management has retained approximately 43 of Pharmakon's 75 total employees in the U.S.

                  SURGIWARE - In  September  of 1990,  the Company  licensed the right to market and relicense the Surgiware system for use in surgical suites. Surgiware is a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery. The Surgiware system integrates clinical data capture, inventory and equipment control scheduling, quality assurance and report writing. For example, the system contains a program that presents a proprietary, real time moving schedule on a color graphics display allowing the user to visually identify potential scheduling conflicts based upon what is happening in the surgical suite at the moment, and to test alternative solutions on the system. The core of the system is in its unique ability to gather and disseminate data at the point of care, providing unique advantages to hospitals in need of timely, accurate data on their surgical activities. Additional modules and functions can be added, such as a clinical data module that keeps track of all aspects of a patient's treatment, including pre-operative and post-operative control.

                  The  benefits  of  a  fully-implemented   system  include  (a)
improvement in the efficiency and output of operating rooms; (b) improvement in the management of staffing, equipment and supplies; (c) improvement in inventory controls; and (d) incremental billings resulting from procedures that, without Surgiware, might be overlooked for billing purposes because they either were unplanned or fall outside the billing category for the planned procedure.
Surgiware also integrates clinical data capture, and equipment control, scheduling, quality assurance and report writing. These benefits can translate into significant revenues and savings since the surgical suite usually produces more revenue than any other department and is the greatest cost center in the hospital. The record keeping functions of Surgiware can also be of significant benefit in the areas of quality assurance, risk management, and the accreditation of physicians.

                  Surgiware uses the UNIX operating system, the "C" programming language, the INFORMIX SQL 4th generation relational database manager, and a fault-tolerant architecture that allows the personal computer that is placed in each operating room to operate independently in the event of a failure of the central Surgiware computer. The system has been ported to the IBM RS-6000 and the Data General AViiON series, and to 386, 486 and Pentium IBM compatible personal computers.

                  The Company's marketing is concentrated on the approximately 1,000 hospitals that have more than 300 beds and 10 operating rooms, where studies indicate that approximately 80% of all surgical services in this country are performed. The Company has installed 25 Surgiware sites.

                  In 1992, the licensor of Surgiware commenced an arbitration against the Company which, in late 1994, led to an award in favor of the Company which confirmed the Company's license for the Surgiware product, including improvements developed by the licensor. The arbitral panel confirmed the Company's right to retain exclusivity for the Surgiware product and to license another generic hospital scheduling software product developed by the licensor upon the payment of additional royalties. The Company determined in early 1995 that the benefits of exclusivity and the generic hospital product did not justify the required additional royalty payments. The Company has initiated negotiations with the licensor of the Surgiware system to replace the existing royalty arrangement with a fully paid-up license, requiring additional royalty payments only in the case of a simultaneous sale by the Company of multiple sublicenses. In the course of these negotiations the licensor has asserted that the Company has breached the existing license agreement. The Company believes that this assertion is meritless and is being made for negotiating purposes only.

Sales and Marketing

                  The Company's three products are sold directly by ten full-time sales people, as well as four Company officers, with the assistance of seven clinical specialists who demonstrate the systems and address technical questions. The Company continues an on-going, in-house lead generation program that generates numerous sales leads. Sales leads and support are received from certain hardware manufacturers, especially IBM Corporation and Data General Corporation, whose products the Company sells as a Value Added Reseller ("VAR"). The Company's products are also sold increasingly through remarketers who are vendors of laboratory and other information systems that offer Company systems as subsystems of their product. The Company has entered into agreements with vendors such as HBO and Company (for both STAR and ALS product lines), Citation Computer Systems, Inc., Dynacor, Inc., Keane, Inc., NLFC, Inc. and Shared Medical Systems, Inc.

Software Support and Hardware Maintenance Services

                  The Company provides comprehensive service to its installed base of customers through its own service organization. Virtually all of the Company's customers enter into software support agreements with either the Company or its resellers which are renewed either annually or at longer intervals but, in the case of former Pharmakon customers, may be cancelled by either party on 60 days notice. These agreements generally provide for 24-hour access to customer support staff, as well as periodic product enhancements and a limited product warranty, for which the customer pays a monthly fee subject to cancellation after a specified notice period. Some of the Company's customers have also entered into agreements for hardware maintenance, which the Company generally subcontracts to hardware manufacturers. As of June 30, 1996, the Company had software support and hardware maintenance agreements providing for periodic payments totaling approximately $7.94 million on an annualized basis, including the revenues of Pharmakon.

                  HEMOCARE and DIGIMEDICS are trademarks of the Company and its subsidiary, Digimedics Corporation, respectively.

Competition

                  The competition in the market for clinical information systems is intense. The principal competitive factors are the functionality of the system, its design and capabilities, site references, reputation for ongoing support, the potential for enhancements, price and salesmanship. Different dynamics and competitors, however, affect each of the Company's products.

                  HEMOCARE -- The Company currently competes principally with one other specialty vendor of stand-alone blood bank systems (Western Star, Inc.), which is a company of comparable size, and with two vendors (Cerner Corporation and Sunquest Information Systems, Inc.) of laboratory information systems ("LIS") that contain a blood bank subsystem. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company, and have established reputations for success in developing and selling hospital information systems.

                  DIGIMEDICS -- The Company currently competes with numerous companies, including some of the leading vendors of healthcare information systems. As a result of the Acquisition of Pharmakon, the Company believes that it has the largest number of stand-alone hospital pharmacy systems in its market. Many competitors have established reputations for success in developing and selling medical information systems and have far greater resources than the Company. The principal competitors of the Digimedics system are believed to be Cerner Corporation, BDM Corp., HCS Corp. and Pharmacy Computer Systems, Inc., as well as numerous providers of complete healthcare information systems.

                  SURGIWARE -- The competitors of Surgiware have significantly larger installed bases and have substantially greater technical, marketing, financial and other resources than the Company and have established reputations for success in developing and selling hospital information systems. The principal vendors competing with the Surgiware system are believed to be Serving Software Incorporated, a wholly owned subsidiary of HBO and Company, Enterprise Systems Incorporated, and Atwork Corporation, a wholly owned subsidiary of Medaphis Corporation.

Copyright, Patents and Trade Secrets

                  The Company has relied primarily on copyright, trade secret protection and confidentiality agreements for protection of its software systems. Certain features of the Surgiware system are covered by a patent held by the licensor.

Government Regulation

                  The hospitals that comprise the primary market for the Company's products must comply with various federal, state and local statutes and regulations. The adequacy of blood bank information management and record keeping is subject to inspection and review by the Food and Drug Administration ("FDA"). Hemocare and other blood bank systems are also subject to regulation by the FDA as medical devices. Consequently, the Company and its competitors who provide blood bank information management systems are also subject to the jurisdiction of the FDA as suppliers of medical devices. The Company has dedicated substantial time and resources in its attempts to comply with applicable guidelines and regulations and believes that it is in substantial compliance therewith. Legislation has been introduced in Congress seeking to expand the jurisdiction of the FDA, and the FDA is in the process of developing new guidelines which it intends to apply to blood bank information systems and to the inspection of vendors of such systems. The Company cannot predict whether it will be in compliance with these new guidelines or any future guidelines, regulations or inspection procedures. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on the operations of vendors of blood bank information systems, including the Company. Any of the Company's other activities could also become subject to Congressional or governmental agency efforts to establish or expand governmental agency jurisdiction.

Miscellaneous

                  The Company's software development expenditures were as follows: during fiscal 1996 -- $1,438,000; during fiscal 1995 -- $1,387,000; and
during fiscal 1994 -- $1,791,000. These expenditures included write-downs and amortization of software development costs. In addition, software costs of $496,000, $356,000 and $367,000, respectively, were capitalized in each year. In addition, the Company purchased $3,891,000 of research and development in the Acquisition of Pharmakon and JAC, which were charged to operations upon acquisition.

                  The Company's business is not dependent on a single customer or a few customers. The Company considers that its market area and customer base is the United States and Canada. However, the Company intends to market its products in the United Kingdom in fiscal 1997 through JAC.

Employees

                  As of June 30, 1996, the Company had 138 full-time employees and 12 part-time employees, including 27 in sales and marketing, 92 in customer support and product development, and 19 in administration. No employees are represented by a labor union and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

                  The Company's corporate headquarters are in Melville, New York, where the Company occupies approximately 5,738 square feet under a lease that expires on July 31, 1998. The Digimedics division is headquartered in Scotts Valley, California, where the Company occupies approximately 11,646 square feet under a lease expiring on May 1, 2001. The Pharmakon Division is headquartered in Overland Park, Kansas, where the company occupies approximately 13,683 square feet under a lease expiring on September 30, 1998. The United Kingdom group is headquartered in Basildon, Essex, where the Company occupies approximately 2,567 square feet under a lease expiring on September 26, 2004. The Company believes that its facilities are adequate for its current needs and that, if necessary, it will have no difficulty in securing alternate facilities at the expiration of its current leases.

ITEM 3.  LEGAL PROCEEDINGS

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended June 30, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

                  The Company's Common Stock is traded and quoted on the Nasdaq SmallCap Market under the symbol MEDW. It is also traded on the Pacific Stock Exchange under the symbol MIS. Prior to August 1991, there was no established trading market for the Company's Common Stock.

                  The table below indicates the high and low of quoted bid market prices as reported by Nasdaq for the Company's Common Stock for each quarter during the fiscal years ended June 30, 1995 and 1996, and the first quarter of fiscal 1997.

                      1st quarter                  2nd quarter                  3rd quarter                  4th quarter
                       ended 9/30                  ended 12/31                   ended 3/31                   ended 6/30
                  --------------------         --------------------         --------------------         --------------------
                   High           Low           High           Low           High           Low           High           Low
                   ------------------           ------------------           ------------------           ------------------

Fiscal 1997        4 1/8        3 3/4

Fiscal 1996        1/18           5/8           1 1/2          7/8           3 5/8          7/8           4 1/4            3

Fiscal 1995        1 3/8        11/16           1 3/8        11/16           1 9/16       13/16           1 1/4        13/16


                  Such over-the-counter quotations reflect inter-dealers prices, without retail mark-ups, mark downs or commissions, and may not represent actual transactions.

                  The reported trading volume is low. As of June 30, 1996, the approximate number of shareholders of record of the Company's Common Stock was 1,121.

Dividend Policy

                  The Company has never paid dividends on its Common Stock and has no present intention to pay cash dividends on its Common Stock. Earnings, if any, will be used to finance the development and continued expansion of the Company's business.


           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Internal and External Sources of Liquidity and Capital Resources

                  In June of 1996, Digimedics Corporation, a wholly owned subsidiary of the Company, purchased the Pharmakon division and JAC, a U.K. affiliate, from Continental Healthcare Systems, Inc. ("Continental"). The total purchase price, net of acquisition costs, was approximately $9.7 million, $3.7 million of which was paid in cash and the remaining $6.0 million of which was paid pursuant to a promissory note issued to Continental, due November 30, 1996. On October 28, 1996 the promissory note was amended to provide for an extension of the due date to August 1, 1997. The amendment provides for an immediate payment of $1.0 million and monthly payments of $100,000 for principal and interest and an increase in the interest rate to 15% on approximately $3,763,000 of the note (with the original rate remaining on $1,237,000). As a result of this amendment, $4,549,000 of this liability is classified as long-term debt. The Company will require additional sources of liquidity to fund the $4,549,000 debt payment due August 1, 1997. Management believes that they will be able to reduce this liability by approximately $1,237,000 by providing services under an agreement entered into in connection with the Acquisition.

                  To finance the cash portion of the acquisition, the Company made a private placement of 1,692,308 shares of its Common Stock in June of 1996, at a price of $3.25 per share, for total proceeds before expenses of $5,500,002.

                  The Company's cash and cash equivalent position at June 30, 1996 was $2,504,000, an increase of $1,995,000 from fiscal year end 1995. At June 30, 1996 the net working capital was $1,536,000 and the current ratio was
1.3 - 1.

                  In order to cover its cash needs during fiscal years 1994 and 1995, the Company carried out financing programs under which it borrowed an aggregate of$1,299,000 from investors, including directors. As part of the financing package such investors received 1,040,025 warrants at $0.50 per share and 129,695 warrants at $1.25 per share. During fiscal year 1996 the Company repaid $120,000, leaving a balance of $1,179,000 due August 1, 1997. The Company will require additional sources of liquidity to fund this balance due. In May of 1996 some of the investors exercised 495,025 of the $0.50 warrants for a total of $247,512.50. A portion of these funds was used by the Company for acquisition expenses.

                  The Company has procured a line of credit from its bank in New York City in the total sum of $75,000. As of June 30, 1996, there were no balances outstanding under this facility.

Material Changes in Results of Operations: Fiscal 1996 vs. Fiscal 1995:

                  Total revenues increased by $2,353,000, or 29%, to $10,432,000 in fiscal 1996 from $8,079,000 in fiscal 1995. This increase was due primarily to the improved performance of the Hemocare product center.

                  System sales increased by $1,957,000, or 51%, to $5,781,000 in fiscal 1996 from $3,824,000 in fiscal 1995. This was attributable to increased sales of new systems by the Hemocare product center in conjunction with its remarketers and an aggressive upgrade program which took advantage of the pressure on hospitals to consolidate onto current product revisions.

                  Service revenues increased by $396,000, or 9%, to $4,651,000 in fiscal 1996 from $4,255,000 in fiscal 1995. This was due primarily to an increase in service contracts from newly installed systems and modules.

                  Cost of systems increased by $787,000, or 64%, to $2,023,000 in fiscal 1996 from $1,236,000 in fiscal 1995. This was due primarily to the large numbers of upgrades by the Hemocare product center that included sales of hardware purchased from third parties, as opposed to sales of software.

                  Cost of services increased by $163,000, or 13%, to $1,403,000 in fiscal 1996 from $1,240,000 in fiscal 1995. This increase is due to the Company's increase of the number of personnel and other related costs of the customer support organization in the three product centers.

                  Software development costs increased by $51,000, or 4%, to $1,438,000 in fiscal 1996 from $1,387,000 in fiscal 1995, due to an increase in software engineering personnel.

                  Selling, general and administrative increased by $830,000, or 20%, to $4,966,000 in fiscal 1996 from $4,136,000 in fiscal 1995. This was due primarily to increased cost of product marketing, product consulting and incentive commission payouts.

                  Interest expense of $216,000 for fiscal 1996, decreased by $33,000, or 13%, as compared to interest expense of $249,000 in fiscal 1995. The decrease is primarily due to the fact that fiscal 1996 did not include a debt discount as did fiscal 1995, coupled with interest incurred in fiscal 1996 on outstanding loans.

                  The Company had a net loss of $3,491,000 in fiscal 1996, or $1.24 per share, as compared to net earnings of $90,000 in fiscal 1995, or $.04 per share, which reflects the charge to operations of acquired research and development of $3,891,000 from the Pharmakon Acquisition. If this charge were excluded, however, net income would result in $400,000, or $.12 and $.11 per share on a primary and fully diluted basis, respectively, in fiscal 1996.

Material Changes in Results of Operations: Fiscal 1995 vs. Fiscal 1994:

                  Total revenues decreased by $198,000, or 2%, to $8,079,000 in fiscal 1995 from $8,277,000 in fiscal 1994. This decrease was due to the sales of more software-only systems and to slower sales of the Surgiware Product, reflecting uncertainties resulting from an arbitration that concluded in fiscal 1995 (as described in "Business", above).

                  System sales decreased by $906,000, or 19%, to $3,824,000 in fiscal 1995 from $4,730,000 in fiscal 1994. This was due to a decrease of sales of hardware as a system component and a larger number of software only systems sold, and decreases in Surgiware's sales due to the arbitration, which caused uncertainties in the marketplace in fiscal 1995.

                  Service revenues increased by $708,000, or 20%, to $4,255,000 in fiscal 1995 from $3,547,000 in fiscal 1994. This was due primarily to product maintenance increases relating to an increased installed base.

                  Cost of systems decreased by $858,000, or 41%, to $1,236,000 in fiscal 1995 from $2,094,000 in fiscal 1994. This decrease was due primarily to a larger number of software-only systems in fiscal 1995 as compared to sales software and hardware in fiscal 1994.

                  Cost of services increased by $151,000, or 14%, to $1,240,000 in fiscal 1995 from $1,089,000 in fiscal 1994, as the Company had increased the number of personnel and other related costs of the customer support organization.

                  Software development costs decreased by $404,000, or 23%, to $1,387,000 in fiscal 1995 from $1,791,000 in fiscal 1994. The decrease is primarily due to a decrease in Surgiware development and the result of the write-off of $242,000 of capitalized software in fiscal 1994.

                  Selling, general and administrative increased by $277,000, or 7%, to $4,136,000 in 1995 from $3,859,000 in 1994. The increase is due primarily to increased payroll and travel expenses, commissions, professional fees and employee health insurance claims.

                  The Company expensed costs of $1,222,000 in connection with the arbitration in fiscal 1994. Such costs included $208,000, which the Company intended to pay the licensor to retain exclusivity; the balance was principally legal fees and expenses in connection with the arbitration. During fiscal 1995 the Company, after review of the then current circumstances, decided not to elect to make the payments required to maintain exclusivity. Accordingly, the $208,000 accrued expense recorded in the prior year was eliminated, resulting in increased income.

                  Interest expense of $249,000, including approximately $100,000 in debt discount, for fiscal 1995 was incurred on the interim financing from investors referred to above and the loans to the Company from the chairman of the board.

                  The Company had a net profit of $90,000 for fiscal 1995, or $.04 per share, compared to a net loss of $1,902,000, or $.75 per share, in fiscal 1994. The net profit is due to the elimination of arbitration costs in fiscal 1995 and the improvement in gross profits.

ITEM 7.  FINANCIAL STATEMENTS

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                     NUMBER
                                                                     ------

REPORT OF INDEPENDENT AUDITORS                                         F-1


CONSOLIDATED BALANCE SHEET AS AT
JUNE 30, 1996                                                          F-2


CONSOLIDATED STATEMENTS OF
OPERATIONS FOR THE YEARS ENDED
JUNE 30, 1996 AND JUNE 30, 1995                                        F-3


CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY FOR THE YEARS
ENDED JUNE 30, 1996 AND JUNE 30,
1995                                                                   F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1996 AND
JUNE 30, 1995                                                          F-5

NOTES TO FINANCIAL STATEMENTS                                          F-6

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Mediware Information Systems, Inc.
Melville, New York


         We have audited the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as at June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. and subsidiaries at June 30, 1996 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1996 in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP

New York, New York
August 23, 1996

With respect to Note E(1)
October 28, 1996

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 1996
================================================================================
                                   A S S E T S
                                    (Notes)
Current assets:

   Cash and cash equivalents (Note G) .........................    $  2,504,000

   Accounts receivable, less estimated doubtful accounts
     of $188,000 (Note A)......................................      3,509,000

   Current portion of contract installment receivable
     (Note A)..................................................        252,000

   Inventories (Note A)........................................        208,000

   Prepaid expenses and other current assets ..................        166,000
                                                                   -------------
          Total current assets ................................      6,639,000


Long-term contract installments receivable, less current
   portion (Note A)............................................        155,000

Fixed assets, at cost, less accumulated depreciation of
   $1,364,000 (Notes A and C)..................................        576,000

Capitalized software costs (Notes A and D).....................      1,012,000

Excess of cost over fair value of net assets acquired,
   net of accumulated amortization of $372,000
   (Notes A and B) ............................................      6,737,000

Other assets ..................................................         38,000
                                                                  --------------
          T O T A L............................................   $ 15,157,000
                                                                  ==============

                              L I A B I L I T I E S

Current liabilities:

   Accounts payable............................................   $    483,000

   Accrued expenses and other current liabilities (Note F).....      1,775,000

   Advances from customers (Note A)............................      1,379,000

   Current portion of capital leases payable ..................         15,000

   Notes payable (Note E)......................................      1,451,000
                                                                  --------------
          Total current liabilities............................      5,103,000


Notes payable, less current portion (Note E)...................      5,728,000

Capital leases payable, less current portion ..................         43,000
                                                                  --------------
          Total liabilities....................................     10,874,000
                                                                  --------------
Commitments and contingencies (Note H)


                              STOCKHOLDERS' EQUITY
                                    (Note G)

Common stock - $.10 par value; authorized 12,000,000
   shares; 4,931,320 shares issued and outstanding ............        493,000

Additional paid-in capital ....................................     13,419,000

(Deficit)......................................................     (9,629,000)
                                                                  --------------
          Total stockholders' equity ..........................      4,283,000
                                                                  --------------
          T O T A L............................................   $ 15,157,000
                                                                  ==============

                       The accompanying notes to financial
                         statements are an integral part
                                     hereof.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended June 30,
                                                    -------------------
                                                    1996          1995
                                                    ------        -----

Revenues:

   System sales............................. $     5,781,000   $   3,824,000

   Services.................................       4,651,000       4,255,000
                                              ----------------  -------------
          Total revenues....................      10,432,000      8,079,000
                                              ----------------  -------------


Costs and expenses:

   Cost of systems...........................      2,023,000       1,236,000

   Cost of services.........................       1,403,000       1,240,000

   Purchased research and development

     (Note B)................................      3,891,000

   Software development costs................      1,438,000       1,387,000

   Selling, general and administrative.......      4,966,000       4,136,000

   Arbitration (income) (Note H).............                       (208,000)
                                               ---------------    -------------
                                                  13,721,000       7,791,000
                                               ---------------    -------------


Earnings (loss) before interest income

   and expense...............................     (3,289,000)        288,000


Interest income..............................         14,000          51,000



Interest (expense)...........................       (216,000)       (249,000)
                                               ---------------   -------------


NET EARNINGS (LOSS).......................... $    (3,491,000)  $      90,000
                                              ===============   =============



Earnings (loss) per share (Note A)........... $         (1.24)  $         .04
                                              ===============   =============



Weighted average number of common and common
   equivalent shares.........................       2,817,405       2,569,447
                                               ===============   =============




                       The accompanying notes to financial
                         statements are an integral part
                                     hereof.



               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                Additional
                                                                  Paid-in
                                                                  Capital

                                         Common Stock

                                     Shares         Amount                        (Deficit)         Total



Balance - July 1,
   1994........................      2,521,743  $    252,000  $    8,083,000   $   (6,228,000) $    2,107,000


Release of escrow
   shares......................         74,667         8,000          43,000                           51,000



Issuance of
   warrants....................                                       21,000                           21,000

Net earnings...................                                                        90,000          90,000
                                 -------------  ------------  --------------   --------------  --------------

Balance - June 30,
   1995........................      2,596,410       260,000       8,147,000       (6,138,000)      2,269,000

Shares issued to
   nonemployee
   directors...................         86,040         9,000          86,000                           95,000

Exercise of
   warrants....................        495,025        49,000         198,000                          247,000


Shares issued in
   connection with
   private
   placement
   (Note G)....................      1,723,076       172,000       4,891,000                        5,063,000


Shares issued as
   fees for
  acquisitions
   (Note B)....................         30,769         3,000          97,000                          100,000


Net (loss).....................                                                    (3,491,000)     (3,491,000)
                                 -------------  ------------  --------------   --------------  --------------


BALANCE - JUNE 30,
   1996........................      4,931,320  $    493,000  $   13,419,000   $   (9,629,000) $    4,283,000
                                 ============== ============= ==============   ==============  ==============


                       The accompanying notes to financial
                         statements are an integral part
                                     hereof.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended June 30,

                                                                                        1996              1995


                                                                                        ------            -----
Cash flows from operating activities:
   Net earnings (loss)............................................................ $    (3,491,000)  $         90,000
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
       Shares issued to nonemployee directors.....................................           95,000
       Provision for doubtful accounts............................................          162,000           128,000
       Depreciation and amortization..............................................          709,000           735,000
       Purchased research and development.........................................        3,891,000
       Proceeds from contract installments receivable.............................           20,000             7,000
       Changes in operating assets and liabilities, net
         of effects from purchase of Pharmakon & JAC:
           (Increase) in accounts receivable......................................        (640,000)          (314,000)
           (Increase) in inventories..............................................         (53,000)           (13,000)
           (Increase) decrease in prepaid and other assets                                 (28,000)            14,000
           Increase (decrease) in accounts payable,
             accrued expenses and customer advances...............................         665,000           (406,000)
                                                                                  ---------------   ----------------

             Net cash provided by operating activities............................       1,330,000            241,000
                                                                                   ---------------   ----------------
Cash flows from investing activities:
   Acquisitions of fixed assets...................................................        (127,000)          (101,000)
   Capitalized software costs.....................................................        (496,000)          (356,000)
   Purchase of Pharmakon and JAC, net of cash acquired.                                 (3,893,000)
                                                                                  ----------------    ----------------
             Net cash (used in) investing activities..............................      (4,516,000)          (457,000)
                                                                                   ---------------    ----------------

Cash flows from financing activities:
   Proceeds from note payable and warrants........................................                            334,000
   Repayment of debt..............................................................        (129,000)           (23,000)
   Proceeds from exercise of warrants.............................................         247,000
   Proceeds from private placement................................................       5,063,000
                                                                                   ---------------     ---------------
             Net cash provided by financing activities............................       5,181,000            311,000
                                                                                   ---------------      ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                1,995,000             95,000

Cash and cash equivalents - beginning of period...................................         509,000            414,000
                                                                                   ---------------   ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD......................................... $     2,504,000   $        509,000
                                                                                   ===============   ================


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest................................................................... $        64,000   $         47,000
       Income taxes...............................................................           6,000              3,000
     Noncash transactions:
       Shares released from escrow, recorded as additional
         purchase price...........................................................                             51,000
       Equipment acquired with capital leases.....................................          41,000
     The Company made acquisitions for $3,893,000 of cash
       in the year ended June 30, 1996.  The purchase
       price was allocated to the assets acquired and
       liabilities assumed based on their fair value as
       indicated in Note B........................................................      10,004,000
     Less cash acquired...........................................................         (11,000)
     Promissory note issued.......................................................      (6,000,000)
     Common stock issued..........................................................        (100,000)
                                                                                  -----------------

                                                                                 $     3,893,000
                                                                                 ====================

                       The accompanying notes to financial
                         statements are an integral part
                                     hereof.

(NOTE A) - The Company and its Significant Accounting Policies:

The consolidated financial statements include the accounts of Mediware Information Systems, Inc. and its wholly owned subsidiary, Digimedics Corporation ("Digimedics") and its subsidiary J.A.C. Computer Services Limited ("JAC"). All significant intercompany transactions have been eliminated in consolidation.

Mediware Information Systems, Inc. and subsidiaries (the "Company") develops, installs and maintains computerized information systems for hospital blood banks, pharmacies and surgical suites.

As discussed in Note E, the Company has $5,728,000 of long-term debt which is due on August 1, 1997. The Company will have to refinance this indebtedness. There is no assurance that it will be able to do so on acceptable terms.


         [1]      Cash equivalents:

                  The Company considers all highly liquid short-term investments with a maturity of three months or less to be cash equivalents.

         [2]      Revenue recognition:

                  Revenue from the sale of systems is recognized upon delivery, although payment may be due upon completion of other contractual obligations. Service revenue is recognized on a straight-line basis over the life of the service agreements.

         [3]      Long-term contract installments receivable:

                  Contract installments receivable arising from sales of systems with extended payment terms bear interest at rates from 7% to 16% and are due in monthly installments through 1999.

         [4]      Inventories:

                  Inventories, which consist of equipment purchased for resale, are valued at the lower of cost or market. Cost is determined by the specific identification method.

         [5]      Fixed assets:

                  Furniture and equipment are depreciated by the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized by the straight-line method over the remaining terms of the respective leases.

(NOTE A) - The Company and its Significant Accounting Policies:
(continued)

         [6]      Software development costs:

                  In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain costs associated with the development of computer software. Such costs, in addition to costs of purchased software, are amortized over the software's estimated useful life of five years. Management periodically evaluates the recoverability of capitalized software development costs and write-downs are taken if required.

                  Costs to maintain developed programs and other development costs incurred prior to achievement of technical feasibility are expensed as incurred. Such costs were $956,000 and $951,000 for the years ended June 30, 1996 and June 30, 1995, respectively. Software development costs reported on the consolidated statements of operations include amortization (Note D).

         [7]      Excess of cost over the fair value of net assets acquired:

                  The excess of cost over the fair value of net assets acquired, which arose from the acquisition of Digimedics, Pharmakon and JAC, is being amortized on a straight-line basis over twenty years.

         [8]      Advances from customers:

                  Advances from customers represent contractual payments received by the Company. Such amounts are recorded as income upon delivery of the system with respect to system revenues or over the life of the service agreement with respect to service revenue.

         [9]      Earnings (loss) per share:

                  Earnings (loss) per share are based on the weighted average number of shares outstanding during each year.

                  Earnings per share are computed on a primary basis since the fully diluted basis does not result in further dilution.

         [10]     Use of estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(NOTE A) - The Company and its Significant Accounting Policies:
(continued)

         [11]     Change in accounting principle and recently issued accounting pronouncements:

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 121 requires, among other things, that entities identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. SFAS 123 requires, among other things, that companies establish a fair value based method of accounting or disclosure for stock-based compensation plans. These statements are effective for the Company's fiscal year commencing July 1, 1996. The Company believes that adoption of SFAS 121 and SFAS 123 will not have a material impact on its financial statements. The Company expects to continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures using the fair value based method. The Company has not elected to adopt SFAS 123 early.


(NOTE B) - Acquisitions:

On June 17, 1996, Digimedics and Information Handling Services Group, Inc. ("IHS") and its wholly owned subsidiary, Continental Healthcare Systems, Inc. ("Continental"), entered into an Asset Purchase Agreement whereby Digimedics purchased from Continental its Pharmakon division ("Pharmakon"). Also on June 17, 1996, Digimedics purchased from Holland America Investment Corporation, a wholly owned subsidiary of IHS, all of the issued and outstanding capital stock of JAC, a United Kingdom corporation. Pharmakon and JAC develop, install and maintain computerized information systems for hospital pharmacies. Digimedics paid an aggregate of $3,666,000 in cash and issued a $6,000,000 secured promissory note (Note E) for both acquisitions. Digimedics also incurred acquisition costs of $238,000 in cash (of which approximately $26,000 was to a related party) and issued 30,769 shares of common stock as a fee valued at $100,000 to related parties.

The purchase price has been allocated to the assets acquired, including cash of $11,000, and liabilities assumed based on their fair values as follows:


Purchase price:

   Cash......................................$        3,666,000
   Note payable..............................         6,000,000
   Costs of acquisition......................           338,000
                                             ------------------



          T o t a l..........................$       10,004,000
                                             ==================


Assets acquired and liabilities
   assumed:
     Current assets..........................$          638,000
     Fixed assets............................           248,000
     Other assets............................           151,000
     Purchased research and development......         3,891,000
     Excess of cost over fair value
       of net assets acquired................         5,873,000
     Current liabilities.....................          (797,000)
                                              ------------------
                                             $       10,004,000
                                             ===================


The  purchased   research  and   development  was  charged  to  operations  upon
acquisition. The acquisitions have been accounted for as a purchase and, accordingly, the accompanying financial statements include the accounts of Pharmakon and JAC from date of acquisition.

Pro forma summary of consolidated operations, based on the original agreement, assuming the acquisition of Pharmakon and JAC has taken place on July 1, 1994:


                                                  Year Ended June 30,
                                                 1996                1995
                                                ------              -----
                                                       (Unaudited)
Revenue..................................$     18,965,000   $       17,526,000
                                         =================  ==================
Net income...............................$         26,000   $           37,000
                                         =================  ==================
Earnings per share.......................$            .01   $              .01
                                         =================  ==================

Digimedics entered into an agreement with Continental to perform Continental's obligation to provide certain services for customers of Continental, such services to include installation of systems, customizing systems, and providing hardware. The agreement also provides for Digimedics to assist Continental in the collection of certain billed and unbilled accounts receivable, principally due from the customers who will receive the above mentioned services. Digimedics is to be paid approximately $1,237,000 plus 30% of amounts collected for performing the foregoing services.


(NOTE C) - Fixed Assets:

Fixed assets consist of the following as at June 30, 1996:

Computer, machinery, and office
         equipment...........................  $ 1,614,000
Furniture....................................      310,000
Leasehold improvements.......................       16,000
                                               -----------

          T o t a l..........................    1,940,000

Less accumulated depreciation................    1,364,000
                                               -----------

          B a l a n c e......................  $   576,000
                                               ===========


(NOTE D) - Capitalized Software Costs:

                                                  June 30,
                                               1996        1995

Balance, beginning of year
   (net of accumulated amortization)..........$   998,000  $1,079,000
Additions.....................................    496,000     356,000
Amortization...................................  (482,000)   (437,000)
                                               -----------   ----------
Balance, end of year (net of
   accumulated amortization)...................$1,012,000   $ 998,000
                                               ==========   ==========

(NOTE E) - Notes Payable:

At June 30, 1996 the Company has outstanding notes payable as follows:


          Promissory note issued in connection with the acquisition of Pharmakon and JAC (the "Acquisition Note") (Note B) bearing interest at Citibank N.A.'s base rate 8.25% at June 30, 1996 payable  monthly  commencing July 31, 1996, due on or before
          November 30, 1996,  collateralized  by substantially  all of
          the  assets  of  Digimedics   and  all  of  the  issued  and
          outstanding stock of Digimedics and JAC. The loan agreement, among other matters, restricts the Company with respect to incurring any lien or encumbrance on its property or assets,
          entering   into   new   indebtedness   and   paying   any
          dividents            (1).................................$  6,000,000


          Notes  issued  during the years ended June 30, 1995 and June
          30,  1994,  bearing  interest  at 12% per  annum,  due on or before August 1, 1997, collateralized by the trade accounts receivable of Digimedics which has a balance at June 30,
          1996 of $1,069,000,  net of estimated  doubtful  accounts of
          $66,000, (including $804,000 issued to directors)  (2)......1,179,000



                                                                      7,179,000

         Less current maturities.. ...........................        1,451,000
                                                                      ---------
                                                                     $5,728,000
                                                                     ===========

(1) On October 28, 1996 the promissory note was amended to provide for an extension of the due date to August 1, 1997. The extension agreement provides for an immediate payment of $1 million and monthly payments of $100,000 for principal and interest. In addition, the interest rate was increased to 15% on approximately $3,763,000 with the original rate remaining for $1,237,000. The agreement provides for the monthly payments to be first applied to the interest on the portion of the loan subject to the original rate. The remainder is to be applied to the interest, then principal, of the loan subject to 15%. As a result of this amendment, $4,549,000 of this liability is classified as long-term debt.

(2) These notes are subordinated to the acquisition note. In conjunction with the issuance of these notes the Company issued warrants to purchase 1,040,025 shares of common stock for $0.50 per share and 129,695 shares for $1.25 per share, exercisable through September 30, 2004. The Company recorded debt discount and additional paid-in capital. The debt discount was expensed in prior years since the notes were initially due prior to the current fiscal year. During May 1996, 495,025 of the $0.50 warrants were exercised.


(NOTE F) - Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following at June 30, 1996:

Wages and related benefits...................  $   562,000
Private placement costs......................      282,000
Interest.....................................      312,000
Acquisition costs............................      133,000
Other........................................      486,000
                                               -----------

         T o t a l............................ $ 1,775,000
                                               ===========


(NOTE G) - Stockholders' Equity:

         [1]      Stock options and warrants:

                  Pursuant to the Company's Stock Option Plan (the "Plan") the number of shares reserved for issuance is equal to the lower of twenty percent of the outstanding shares of common stock or 500,000 shares. The options entitle holders to purchase shares of common stock at an exercise price not less than the fair value of the common stock at the date of grant. Up to 107,772 additional options may be issued under this plan.

                  The Company also has options outstanding pursuant to a 1982 Stock Option Plan (the "1982 Plan") and a Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Plan"). No additional options may be granted under the 1982 Plan and 60,685 additional options may be granted under the Non-Employee Directors Plan. The options under the Non-Employee Directors Plan entitle the holders to purchase shares of common stock at a price equal to the fair value on the date of grant.

                  The  following   table  sets  forth   summarized   information
concerning the Company's stock options:

                                              Number of
                                               Shares      Exercise Price

Outstanding - July 1, 1994....................  622,266      $1.00 - $5.25
Options granted...............................   35,004      $1.00 - $1.19
Options cancelled  ...........................  (78,705)     $1.00 - $1.76
                                               --------

Outstanding - June 30, 1995...................  578,565      $1.00 - $5.25
Options granted...............................   80,002      $1.00 - $1.76
Options cancelled.............................  (56,893)     $1.00 - $1.76
                                               --------

Outstanding - June 30, 1996...................  601,674      $1.00 - $5.25
                                               ========
Exercisable...................................  438,060      $1.00 - $5.25
                                               ========

                  The Company had outstanding warrants for the purchase of 87,000 shares of its common stock at $5.775 per share which expired on August 5, 1996. The Company also has outstanding warrants for the purchase of 545,000 shares of its common stock at $.50 per share and for the purchase of 129,695 shares at $1.25 per share exercisable through September 30, 2004 (Note E).

         [2]      Private Placement:

                  During June 1996, the Company completed a private placement of its securities. The Company issued 1,692,308 shares of its common stock for $3.25 a share, yielding net proceeds of approximately $5,063,000 after expenses totaling approximately $437,000 (of which approximately $65,000 was to a related party). The Company also issued 30,768 shares to related parties as a placement fee valued at $100,000.

(NOTE H) - Commitments and Contingencies:

         [1]      Operating leases:

                  Rental commitments for the remaining term of the Company's noncancellable leases relating to office space expiring at various dates through 2004 are as follows:

                  Year Ending
                    June 30,

                     1997 . . . . . . . . . . . . . . . .     $  477,000
                     1998 . . . . . . . . . . . . . . . .        487,000
                     1999 . . . . . . . . . . . . . . . .        228,000
                     2000 . . . . . . . . . . . . . . . .        174,000
                     2001 . . . . . . . . . . . . . . . .        153,000
                     Thereafter . . . . . . . . . . . . .        101,000
                                                              ----------

                               T o t a l. . . . . . . . .     $1,620,000
                                                              ==========

                  Certain leases provide for additional payments for real estate taxes and insurance and contain an escalation clause for increases in utilities and services. Rental expense for the years ended June 30, 1996 and June 30, 1995 aggregated $213,000 and $212,000, respectively.

         [2]      Software license agreement:

                  In September 1990, the Company entered into an agreement to acquire a perpetual exclusive license for a computerized information system for hospital operating rooms for $750,000. In addition to the purchase price, the Company was required to pay royalties of 5% to 15% of sales of the product. To maintain exclusivity, the Company was required to pay cumulative royalty payments of $675,000, by September 1995 ($375,000 by September 1994 and an additional $300,000 by September 1995).

                  Subsequently, the licensor asserted a variety of breach of contract and other violations of the agreement and commenced an arbitration proceeding in June 1992. On November 7, 1994 the arbitral panel rendered an award confirming the Company's exclusivity for its Surgiware product, and its license for another hospital scheduling software product developed by the licensor. The award also established December 31, 1994 as the due date for the Company to make the payment of $375,000 due September 1994 to retain its exclusivity.

                  During the fourth quarter of the year ended June 30, 1994 the Company expensed costs of $1,222,000 in connection with the arbitration. Such costs included $208,000 which the Company intended to pay to the licensor to retain exclusivity; the balance is principally legal fees and expenses in connection with the arbitration. During the year ended June 30, 1995 the Company elected not to make the payments required to maintain exclusivity. Accordingly, the liability recorded in the prior year was reversed.

         [3]      Release of common shares held in escrow:

                  On November 10, 1994 the Company was informed by the Superior Court of California that it would be required to release 74,667 shares of its common stock, which were being held in escrow, to former stockholders of Digimedics Corporation, a wholly owned subsidiary. Upon releasing the shares the Company increased its number of common shares outstanding and, accordingly, recorded additional capital and increased the excess of cost over fair value of net assets acquired, by approximately $51,000 which is being amortized over the remaining life of such asset.

         [4]      Other matters:

                  Substantially all of the Company's cash is on deposit at a major metropolitan bank.


(NOTE I) - Income Taxes:

                  At June 30, 1996 the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $7,500,000 which is limited as to the amount which may be used in any one year. At June 30, 1996 the Company also has available general business tax credit carryforwards to reduce future current federal income tax expense of approximately $321,000. The net operating loss carryforwards and business tax credit carryforwards expire in various amounts through 2009 and 2011, respectively.

                  SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At June 30, 1996 the Company has total deferred tax liabilities of approximately $396,000 and total deferred tax assets of approximately $5,034,000. The Company has recorded a valuation allowance for the amount by which deferred tax assets exceed deferred tax liabilities and, as a result, the Company has not reported any liability or asset for deferred taxes at June 30, 1996.

                  The major deferred tax asset (liability) items at June 30, 1996 are as follows:

             Net operating loss carryforwards................ $ 3,019,000
             Business tax credit carryforwards...............     321,000
             Software cost capitalization....................    (396,000)
             Purchased research and development .............   1,551,000
             Other...........................................     143,000
                                                              -----------

                                                                4,638,000

   Valuation allowance........................................ (4,638,000)
                                                               -----------


                                                               $  - 0 -
                                                               ========


                  The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                       Year Ended June 30,
                                                       1996           1995

Income tax provision (benefit) -
   statutory rate.....................................$ (1,187,000)  $  30,000
Provision for state income taxes
   (benefit) - net of federal
   benefit (expense)..................................    (187,000)      7,000
(Reduction) increase in valuation
   allowance on deferred tax assets...................   1,374,000     (37,000)
                                                       -----------   ---------

                                                      $   - 0 -      $   - 0 -
                                                      ============= ===========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

               Information required by Part III will be
             supplied by a supplemental filing of Part III
               or by the incorporation by reference of a
                            Proxy Statement
              meeting the requirements of Section 14(a).


                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits

                  A list of the Exhibits is set forth in the Exhibit Index, which index precedes such Exhibits, and which is incorporated herein by this reference thereto.

                  Reports on Form 8-K

                  A report on Form 8-K was filed July 1, 1996 reporting as Item 2 the acquisition of the Pharmakon Division ("Division") of Continental Healthcare Systems, Inc. and JAC Computer Services Ltd. ("JAC"). An amendment to the report on Form 8-KA was filed on September 13, 1996, which included, as Item 7, audited financial statements of the Division and JAC for the fiscal years ended November 30, 1994 and November 30, 1995, for the five months ended April 30, 1996 for the Division and JAC, and consolidated proforma financial information (i) combining the statement of operations for the Company for the nine months ended March 31, 1996 with the statement of operations for the Division and JAC for the nine months ending April 30, 1996 and (ii) combining the statement of operations for the Company, the Division and JAC for the twelve months ended June 30, 1996.

                              SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Mediware Information Systems, Inc.
                                   ----------------------------------
                                            (Registrant)
                                   By:        /s/ Les N. Dace
                                      --------------------------------
                                         Les N. Dace, President

Dated:  October 29, 1996

                  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature         Title                                Date

/s/ Les N. Dace          President, CFO & CEO                October 29, 1996
------------------------
(Les N. Dace)            Director (Principal Executive
                         Officer, Principal Financial
                         Officer and Principal
                         Accounting Officer)

/s/ Lawrence Auriana     Chairman of the Board;              October 29, 1996
------------------------
(Lawrence Auriana)       Director

* Jonathan Churchill     Director                            October 29, 1996
------------------------
(Jonathan Churchill)

* Roger Clark            Director                            October 29, 1996
------------------------
(Roger Clark)

                         Director
------------------------
(Joseph Delario)

* John Frieberg          Director                            October 29, 1996
------------------------
(John Frieberg)

                         Director
------------------------
(Walter Kowsh, Jr.)

* Hans Utsch            Director                             October 29, 1996
------------------------
(Hans Utsch)

* Clinton G. Weiman      Director                            October 29, 1996
------------------------
(Clinton G. Weiman)

* By Les N. Dace
  Attorney-in-fact

                             EXHIBIT INDEX


Exhibit
  No.                      Description

3.1     Restated Certificate of Incorporation      Incorporated by Reference to
                                                   Exhibit No. 4 to the
                                                   Registration Statement
                                                   (the "!996 Registration
                                                   Statement") on Form S-8
                                                   (File No. 333-7591)

3.2     By-laws

10.1    Agreement between the Company and                              **
        Intellimed Corporation dated September 25,
        1990

10.3.1  Asset Purchase Agreement dated June 17,                        *
        1996 among Digimedics Corporation and
        Continental Healthcare Systems, Inc. and
        Information Handling Services Group, Inc.

10.3.2  Stock Purchase Agreement dated June 17,                        *
        1996 among Digimedics Corporation and
        Holland America Investment Corporation and
        Information Handling Services Group, Inc.

10.3.3  Amended and Restated Secured Promissory Note
        of Digimedics Corporation  dated October 28, 1996
        in the principal  amount of  $5,000,000
        to  Continental Healthcare Systems, Inc.

10.3.4  Pledge Agreement dated June 17, 1996                           *
        between Mediware and Continental Healthcare
        Systems, Inc.

10.3.5  Charge dated June 17, 1996 between                             *
        Digimedics Corporation and Continental
        Healthcare Systems, Inc.

10.3.6  General Security Agreement dated June 17,                      *
        1996 between Digimedics Corporation and
        Continental Healthcare Systems, Inc.

10.3.7  Guaranty dated June 17, 1996 by Mediware in                    *
        favor of Continental Healthcare Systems, Inc.

10.7    Letters outlining terms of engagement for Les
        Dace, Thomas Mulstay, and John Esposito

10.8    Employee Stock Option Plan, 1982, as                           **
        amended

10.9    Form of Stock Option Agreement under 1982                      **
        Plan

10.10   Form of Stock Option Agreement with                            **
        Quadrocom, Inc.

10.13   1992 Employee Stock Option Plan               Incorporated by reference
                                                      to Exhibit C to Company's
                                                      Proxy Statement dated
                                                      December 17, 1991

10.14   Stock Option Plan for Non-Employee            Incorporated by reference
        Directors                                     to Exhibit B to Company's
                                                      Proxy Statement dated
                                                      December 17, 1991

10.15   Form of Stock Option Agreement under 1992
        Employee Stock Option Plan

10.16.1 Form of Note for Interim Financing

10.16.2 Form of Warrant for Interim Financing

21      Subsidiaries of the registrant

23      Consent of Richard A. Eisner & Company,
        LLP

24      Powers of Attorney

27      Financial Data Schedule



------------------------

* Incorporated by reference to Exhibits 2(a), 2(b), 2(c), 2(d), 2(e), 2(f) and 2(g), respectively, in the Company's Current Report on Form 8-K, filed on July 1, 1996.

** Incorporated by reference to the Exhibit bearing the same designation in the 1991 Registration Statement.