Form 10QSB
period 1996-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1996-11-18
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                      For Quarter ended September 30, 1996

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

As of September 30, 1996, there were ( 4,939,344 ) shares of Common Stock, $0.10 par value, of the registrant outstanding.

                       Mediware Information Systems, Inc.


                                      Index



Part I.       Financial Information                                   Page


ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 1996 and
              September 30, 1996 (unaudited).............................2


              Consolidated Statements of Operations (unaudited) for the
              three months ended September 30, 1996 & 1995...............3


              Consolidated Statements of Cash Flows (unaudited) for the
              three months ended September 30, 1996 & 1995...............4


              Notes to Financial Statements..............................5



ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................5 - 7


              Signature Page.............................................8 - 9

              EXHIBIT 11
              Schedule of Computation of Net income per Share.............10

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 1996
                                   (unaudited)


                                                                                          ---------------------------------
                                          ASSETS                                              Sep-30           Jun-30
                                                                                               1996             1996
                                                                                          ---------------------------------

Current assets:
   Cash and cash equivalents                                                                   $2,314,000       $2,504,000
  Accounts receivable, less estimated doubtful accounts of $230,000 at
  September 30, 1996 and $188,000 at June 30, 1996                                              5,121,000        3,509,000
   Current portion of contract installment receivable                                             243,000          252,000
   Inventories                                                                                     69,000          208,000
   Prepaid expenses and other current assets                                                      220,000          166,000
                                                                                          ---------------- ----------------

        Total current assets                                                                    7,967,000        6,639,000

Long-term contract installments receivable, less current portion                                  101,000          155,000

Fixed assets, at cost, less accumulated  depreciation of $1,384,000 at                            603,000          576,000
    September 30, 1996 and $1,364,000 at June 30, 1996

Capitalized software costs                                                                      1,060,000        1,012,000

Excess of cost over fair value of net assets acquired, net of accumulated amorti-
    zation of $470,000 at September 30, 1996 and $372,000 at June 30, 1996                      6,639,000        6,737,000

Other assets                                                                                      164,000           38,000
                                                                                          ---------------- ----------------

        TOTAL                                                                                 $16,534,000      $15,157,000
                                                                                          ================ ================

                                       LIABILITIES

Current liabilities:
   Accounts payable                                                                              $520,000         $483,000
   Accrued expenses and other current liabilities                                               2,458,000        1,775,000
   Advances from customers                                                                      1,579,000        1,379,000
   Current portion of capital leases payable                                                       20,000           15,000
   Notes payable                                                                                7,179,000        1,451,000
                                                                                          ---------------------------------

        Total current liabilities                                                              11,756,000       $5,103,000

Notes payable, less current portion                                                                              5,728,000
Capital leases payable, less current portion                                                       37,000           43,000
                                                                                          ---------------- ----------------

        Total liabilities                                                                      11,793,000      $10,874,000
                                                                                          ---------------- ----------------

                                  STOCKHOLDERS' EQUITY

Common stock - $.10 par value;  authorized 12,000,000 shares; issued and out-
    standing 4,939,344 shares at Sept.30, 1996 and 4,931,320 shares at June 30, 1996              494,000          493,000

Additional paid-in capital                                                                     13,430,000       13,419,000

Accumulated Deficit                                                                           (9,183,000)      (9,629,000)
                                                                                          ---------------------------------

          Total stockholders' equity                                                            4,741,000        4,283,000
                                                                                          ---------------- ----------------

        TOTAL                                                                                 $16,534,000      $15,157,000
                                                                                          ================ ================




               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   Three Months Ended September 30,

                                                               ------------------------------------------
                                                                              (unaudited)

                                                                       1996                 1995
                                                               ------------------------------------------
     Revenues:
         System sales                                                    $1,818,000           $1,532,000
         Services                                                         2,541,000              986,000
                                                               ------------------------------------------

              Total revenues                                              4,359,000            2,518,000
                                                               ------------------------------------------

     Costs and expenses:
         Cost of systems                                                    775,000              437,000
         Cost of services                                                   774,000              448,000
         Software development costs                                         605,000              341,000
         Selling, general and administrative                              1,606,000              954,000
                                                               ------------------------------------------
                                                                          3,760,000            2,180,000

     Earnings before interest and taxes
                                                                            599,000              338,000

     Interest income                                                         27,000                    -

     Interest (expense)                                                   (161,000)             (60,000)
                                                               ------------------------------------------

     Earnings before Taxes                                                 $465,000             $278,000

     Provision for Income Taxes                                              19,000                    -
                                                               ------------------------------------------

     NET EARNINGS                                                          $446,000             $278,000
                                                               ==========================================


     Earnings per share                                                       $0.08                $0.08
                                                               ==========================================

     Weighted average number of common
         and common equivalent shares                                     5,848,764            3,933,200
                                                               ==========================================


               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Three Months Ended

                                                                             -------------------------------
                                                                                 Sep-30          Sep-30
                                                                                  1996            1995
                                                                             -------------------------------
                                                                               (unaudited)    (unaudited)
Cash flows from operating activities:
   Net earnings                                                                     $446,000       $278,000
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
      Provision for doubtful accounts                                                 42,000         15,000
      Depreciation and amortization                                                  230,000        203,000
      Contract installment sales
      Issuance of common stock as consideration of common stock to
         directors                                                                                   64,000
      Proceeds from contract installments receivable                                  63,000
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable                                        (1,654,000)      (535,000)
        Decrease (Increase) in inventory                                             139,000       (63,000)
        (Increase) in prepaid and other assets                                     (180,000)       (35,000)
        Increase in accounts payable, accrued expenses and
          customer advances                                                          919,000        399,000
                                                                             -------------------------------
          Net cash (used in) provided by operating activities                          5,000        326,000
                                                                             -------------------------------

Cash flows from investing activities:
   Acquisitions of fixed assets                                                     (47,000)      (100,000)
   Capitalized software costs                                                      (160,000)       (92,000)
                                                                             -------------------------------
          Net cash (used in) investing activities                                  (207,000)      (192,000)
                                                                             -------------------------------

Cash flows from financing activities:
   Common stock issued                                                                12,000
   Proceeds of note payable
   Repayment of long-term debt                                                                      (1,000)
                                                                             -------------------------------
          Net cash provided by (used in) financing activities                         12,000        (1,000)
                                                                             -------------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (190,000)        133,000
Cash and cash equivalents, beginning of period                                     2,504,000        509,000
                                                                             -------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $2,314,000       $642,000
                                                                             ===============================

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
     Interest                                                                       $144,000        $21,000
     Income taxes                                                                     $9,000         $3,000



                Mediware Information Systems, Inc., & Subsidiary
                     Notes to Unaudited Financial Statements


1.    Financial Statements:

        In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996 included in the Company's annual report filed on Form 10-KSB.

        The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.    Earnings Per Share:

        Earnings per share are computed on the basis of the weighted average number of common shares outstanding during each period. Common share equivalents relating to shares which may be issued upon exercise of stock options and warrants are included in the computation when the results are dilutive.

3.    Income Taxes:

        The tax expense is minimal due to the carry forward benefit from the net operating loss.

4.    Related Party Transactions:

        During the three months ended September 30, 1996 the Company incurred legal fees of approximately $57,000 with a firm of which a director of the Company is counsel, primarily relating to the acquisition described below. In the same period the Company incurred $21,132 of interest expense on notes held by a director.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This discussion and analysis contains forward looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which are not historic facts, and involve risks and uncertainties that could cause actual results to differ from those expected and projected.




Results of Operations:  1997 vs. 1996:

        System Sales Revenue increased by $286,000 or 19% to $1,818,000 for the first three months of fiscal 1997 ended September 30, 1996 compared to $1,532,000 for the comparable period a year earlier. The increase was due to continued strong performance from the Hemocare product center, as well as system sales produced by the Pharmakon and JAC divisions of Mediware.

        Service Revenues increased by $1,555,000 or 157% to $2,541,000 for the three months ended September 30, 1996 versus $986,000 for the comparable period in 1995. This increase is due primarily to the revenues realized from the addition of the Pharmakon and JAC divisions, fulfilling Pharmakon's obligation to provide services to customers, new systems installed in the first quarter and increases in annual support revenues from the installed base. In connection with the acquisition described below, the Company entered into an agreement with Continental Healthcare Systems, Inc. to perform certain of Continental's obligations to provide services for customers of Continental, including the installation of systems, customizing systems, and providing hardware. The agreement also provides for the company to assist Continental in the collection of certain billed and unbilled accounts receivable, principally due from the customers who will receive the above mentioned services. For performing these services, the Company is to be paid approximately $1,237,000 plus 30% of the amounts collected. In the fiscal quarter ended September 30, 1996 the Company recognized $215,000 of such service income.

        Cost of Systems increased by $338,000 or 77% to $775,000 for the three months ended September 30, 1996 compared to $437,000 for the same period last year. This increase is due to additional system installations performed by the Pharmakon and JAC divisions, and a significant number of hardware installations from the Hemocare product center, which resulted in higher cost of sales as a percentage of sales.

        Costs of Services increased by $326,000 or 72% to $774,000 for the three months ended September 30, 1996 compared to $448,000 for the same period last year. This increase was due primarily to the addition of the Pharmakon and JAC divisions.

        Software Development costs increased by $264,000 or 77% to $605,000 for the three months ended September 30, 1996 compared to $341,000 for the same period last year. The increase was due to the additional costs of development from the Pharmakon division.

        Selling, General and Administrative (S.G.A.) costs increased by $652,000 or 68% to $1,606,000 for the three months ended September 30, 1996 compared to $954,000 for the same period last year. This reflects the increased S.G.A. expenses of the Pharmakon and JAC divisions, as well as increased commissions and employee incentive bonus expenses.

        Interest Expense increased by $101,000 or 168% to $161,000 for the three months ended September 30, 1996 compared to $60,000 for the same period last year. This increased interest is due primarily to interest paid to "Continental" pertaining to the sellers note for the purchase of the Pharmakon and JAC divisions.

        Net Earnings increased by $168,000 or 60% to $446,000 for the three months ended September 30, 1996 compared to $278,000 for the like period last year. The increased earnings are due to continued strong earnings from the Hemocare product center, as well as profits produced by the Pharmakon and JAC divisions of Mediware including fulfilling Pharmakon's obligation to provide services to customers.

Liquidity and Capital Resources:

        In June of 1996, Digimedics Corporation, a wholly owned subsidiary of the Company, purchased the Pharmakon division and JAC, a U.K. affiliate, from Continental Healthcare Systems, Inc., ("Continental"). The total purchase price, net of acquisition costs, was approximately $9.7 million, $3.7 million of which was paid in cash and the remaining $6.0 million of which was paid pursuant to a promissory note issued to "Continental" due November 30, 1996. On October 28, 1996, the promissory note was amended to provide for an extension of the due date to August 1, 1997. The amendment provides for an immediate payment of $1.0 million and monthly payments of $100,000 for principal and interest and an increase in the interest rate to 15% on approximately $3,763,000 of the note (with the original rate remaining on $1,237,000). The amount of $4,549,000 of this liability is classified as current at September 30, 1996. The Company will require additional sources of liquidity to fund the $4,549,000 debt payment due August 1, 1997.

        To finance the cash portion of the acquisition, the Company made a private placement of 1,692,308 shares of its Common Stock in June of 1996, at a price of $3.25 per share, for total proceeds before expenses of $5,500,002.

         The Company's working capital was negative $3,789,000 at September 30, 1996 reflecting the purchase money note due in August 1997 issued in June 1996 to Continental in part payment for the acquisition.

        In order to cover its cash needs during fiscal years 1994 and 1995, the Company carried out financing programs under which it borrowed an aggregate of $1,299,000 from investors, including Company directors. As part of the financing package, such investors received 1,040,025 warrants at $0.50 per share and 129,695 warrants at $1.25 per share. During fiscal year 1996 the Company repaid $120,000, leaving a balance of $1,179,000 due August 1, 1997. The Company will require additional sources of liquidity to fund this balance due. In May of 1996 some of the investors exercised 495,025 of the $0.50 warrants for a total of $247,512. A portion of these funds was used by the Company for acquisition expenses.

        The Company has acquired a credit facility of $75,000 from its bank in New York. As of September 30, 1996, the facility has $75,000 available. The Company currently is seeking additional sources of credit and equity in order to fund the reduction of its obligations under the above mentioned note. However, it cannot be assured at this time that it will be successful.

        The Company's cash and cash equivalent position at September 30, 1996 was $2,314,000 an increase of $ 1,672,000 from the same period of 1995.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  MEDIWARE Information Systems, Inc.
                                            (Registrant)



November 13, 1996                 By: /s/  Les N. Dace
-----------------                 --------------------------------
    (Date)                           Les N. Dace, President CEO



November 13, 1996                 By: /s/ Les N. Dace
-----------------                 --------------------------------
    (Date)                           Les N. Dace, CFO


                Mediware Information Systems, Inc. and Subsidiary

                                   EXHIBIT 11

                 Schedule of Computation of Net Income Per Share



                                                      Three months ended             Three months ended
                                                           30-Sep-96                      30-Sep-95
                                                     ----------------------         ----------------------


                                                            Primary                        Primary

Modified treasury stock method adjustment to net income:

Net income                                                        $446,000                       $278,000

Reduction in interest expense from retiring debt                                                  $53,000
                                                     ----------------------         ----------------------
                                                                  $446,000                       $331,000

Modified treasury stock method adjustment to common stock:
Weighted average shares outstanding                             $4,933,315                     $2,633,999

Add:
    Net shares from exercise of options/warrants:
    Assumed exercise of options                                 $1,283,007                     $1,830,191
    Assumed repurchase of shares                                  $367,558                       $530,990
                                                     ----------------------
                                                                                    ----------------------
    Incremental shares                                            $915,449                     $1,299,201
                                                     ----------------------         ----------------------

Adjusted shares                                                 $5,848,764                     $3,933,200
                                                     ======================         ======================


EARNINGS PER SHARE                                                   $0.08                          $0.08
                                                     ======================         ======================



