Form 10KSB/A
period 1996-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1997-01-31
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                       to
                                   FORM 10-KSB
                                       on
                                  FORM 10-KSB/A


              |x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996
                                                        or
             |_| Transition Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number 1-10768

                       MEDIWARE INFORMATION SYSTEMS, INC.
              (Exact name of small business issuer in its charter)

      New York                                                11-2209324
   (State of other                                         (I.R.S. Employer
   jurisdiction of                                        Identification No.)
   incorporation or
    organization)
1121 Old Walt Whitman Road
    Melville, New York                                         11747-3005
  (Address of Principal                                        (Zip Code)
   Executive Offices)
                                 (516) 423-7800
                           (Issuer's telephone number;
                              including area code)


Securities to be registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

Common Stock, par value $.10 per share            Nasdaq SmallCap Market
                                              The Pacific Stock Exchange,Inc.

Securities to be registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has  been  subject  to  such  filing  requirements  for  the  part 90  days.
Yes  x      No
    ---

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

Number of shares of Common Stock outstanding at October 25, 1996: 4,939,344 shares.

                      Documents Incorporated by Reference:

The Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders is incorporated by reference in Part III of this Report.

         The Registrant hereby amends Items 6 and 7 as follows:

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Internal and External Sources of Liquidity and Capital Resources
----------------------------------------------------------------

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

Material Changes in Results of Operations: Fiscal 1996 vs. Fiscal 1995:
-----------------------------------------------------------------------


                  Total revenues increased by $2,353,000, or 29%, to $10,432,000 in fiscal 1996 from $8,079,000 in fiscal 1995. Approximately 80% of this increase was due to the improved performance of the Hemocare product center.

                  System Sales increased by $1,957,000, or 51%, to $5,781,000 in fiscal 1996 from $3,824,000 in fiscal 1995. Almost 80% of this increase was attributable to increased sales of new systems by the Hemocare product center in conjunction with its remarketers and an aggressive upgrade program which took advantage of the pressure on hospitals to consolidate onto current product revisions.

                  Service Revenues increased by $396,000, or 9%, to $4,651,000 in fiscal 1996 from $4,255,000 in fiscal 1995. Approximately 60% of this increase was due to increases in service revenues from newly installed systems and additional modules added to existing customer's systems. The remainder of the increase was provided by Pharmakon.

                  Cost of Systems increased by $787,000, or 64%, to $2,023,000 in fiscal 1996 from $1,236,000 in fiscal 1995. Of this increase, 66% was due to the increase in the cost of sales by the Hemocare product center that included sales of hardware and 25% was due to an increase in system costs at Digimedics.

                  Cost of Services increased by $163,000, or 13%, to $1,403,000 in fiscal 1996 from $1,240,000 in fiscal 1995. Almost all of this increase is due to additional personnel and other related costs of providing customer services, specifically in the Hemocare product center.

                  Software Development costs increased by $51,000, or 4%, to $1,438,000 in fiscal 1996 from $1,387,000 in fiscal 1995, due to an increase in software engineering personnel and development costs from Pharmakon.

                  Selling, General and Administrative increased by $830,000, or 20%, to $4,966,000 in fiscal 1996 from $4,136,000 in fiscal 1995. Each of the product centers had increased costs due to product marketing, product consulting and incentive commission payout. Approximately 64% of these increases was provided by the Hemocare product center.

                  Interest Expense of $216,000 for fiscal 1996, decreased by $33,000, or 13%, as compared to interest expense of $249,000 in fiscal 1995. The decrease is primarily due to the fact that fiscal 1996 did not include a debt discount as did fiscal 1995, coupled with interest incurred in fiscal 1996 on outstanding loans.


                  The Company had a net loss of $3,491,000 in fiscal 1996, or $1.24 per share, as compared to net earnings of $90,000 in fiscal 1995, or $.04 per share, which reflects the charge to operations of acquired research and development of $3,891,000 from the Pharmakon Acquisition. If this charge were excluded, however, net income would result in

$400,000, or $.12 and $.11 per share on a primary and fully diluted basis, respectively, in fiscal 1996. The fiscal 1996 loss of the Surgiware division was comparable to that in fiscal 1995.


Material Changes in Results of Operations: Fiscal 1995 vs. Fiscal 1994:
-----------------------------------------------------------------------


                  Total revenues decreased by $198,000, or 2%, to $8,079,000 in fiscal 1995 from $8,277,000 in fiscal 1994. This decrease was due to the sales of more software-only systems and to slower sales of the Surgiware Product, reflecting uncertainties resulting from an arbitration that concluded in fiscal 1995 (as described in " Description of the Business", above).

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



/s/ Richard A. Eisner & Company, LLP

New York, New York
August 23, 1996

With respect to Note E(1)
October 28, 1996

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 1996
================================================================================
                                   A S S E T S
                                    (Note E)
Current assets:

   Cash and cash equivalents (Note G) ............................ $  2,504,000

   Accounts receivable, less estimated doubtful accounts
     of $188,000 (Note A) ........................................    3,509,000

   Current portion of contract installment receivable
     (Note A).....................................................      252,000

   Inventories (Note A)...........................................      208,000

   Prepaid expenses and other current assets .....................      166,000
                                                                   ------------
          Total current assets ...................................    6,639,000


Long-term contract installments receivable, less current
   portion (Note A)...............................................      155,000

Fixed assets, at cost, less accumulated depreciation of
   $1,364,000 (Notes A and C).....................................      576,000

Capitalized software costs (Notes A and D)........................    1,012,000

 Excess of cost over fair value of net assets acquired,
   net of accumulated amortization of $372,000
   (Notes A and B) ...............................................    6,737,000

 Other assets ....................................................       38,000
                                                                   ------------
          T O T A L............................................... $ 15,157,000
                                                                   ============

                              L I A B I L I T I E S

Current liabilities:

   Accounts payable............................................... $    483,000

   Accrued expenses and other current liabilities (Note F)........    1,775,000

   Advances from customers (Note A)...............................    1,379,000

   Current portion of capital leases payable .....................       15,000

   Notes payable (Note E).........................................    1,451,000
                                                                   ------------
          Total current liabilities...............................    5,103,000


Notes payable, less current portion (Note E)......................    5,728,000

Capital leases payable, less current portion .....................       43,000
                                                                   ------------
          Total liabilities.......................................   10,874,000
                                                                   ------------
 Commitments and contingencies (Note H)


                              STOCKHOLDERS' EQUITY
                                    (Note G)

 Common stock - $.10 par value; authorized 12,000,000
   shares; 4,931,320 shares issued and outstanding ...............      493,000

Additional paid-in capital .......................................   13,419,000

(Deficit).........................................................   (9,629,000)
                                                                   ------------
          Total stockholders' equity .............................    4,283,000
                                                                   -------------
          T O T A L................................................$ 15,157,000
                                                                   ============

                 The accompanying notes to financial statements
                          are an integral part hereof.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended June 30,
                                                     ----------------------
                                                     1996            1995
                                                    ------          -------


Revenues:

   System sales................................... $  5,781,000    $  3,824,000

   Services.......................................    4,651,000       4,255,000
                                                   ------------    ------------
          Total revenues..........................   10,432,000       8,079,000
                                                   ------------    ------------


Costs and expenses:

   Cost of systems................................    2,023,000       1,236,000

   Cost of services...............................    1,403,000       1,240,000

   Purchased research and development

     (Note B).....................................    3,891,000

   Software development costs.....................    1,438,000       1,387,000

   Selling, general and administrative............    4,966,000       4,136,000

   Arbitration (income) (Note H)..................                     (208,000)
                                                   ------------    ------------
                                                     13,721,000       7,791,000
                                                   ------------    ------------


Earnings (loss) before interest income

   and expense....................................   (3,289,000)        288,000

Interest income...................................       14,000          51,000

 Interest (expense)...............................     (216,000)       (249,000)
                                                   ------------    ------------


NET EARNINGS (LOSS)............................... $ (3,491,000)   $     90,000
                                                   ============    ============


Earnings (loss) per share (Note A)................ $      (1.24)   $        .04
                                                   ============    ============


Weighted average number of common and common
   equivalent shares..............................    2,817,405       2,569,447
                                                   ============    ============



                 The accompanying notes to financial statements
                          are an integral part hereof.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                        Common Stock
                                                                Additional
                                                                  Paid-in
                                                                  Capital
                                     Shares         Amount                        (Deficit)         Total



Balance - July 1,
   1994........................      2,521,743  $    252,000  $    8,083,000   $   (6,228,000) $    2,107,000


Release of escrow
   shares......................         74,667         8,000          43,000                           51,000



Issuance of
   warrants....................                                       21,000                           21,000

Net earnings...................                                                        90,000          90,000
                                 -------------  ------------  --------------   --------------  --------------

Balance - June 30,
   1995........................      2,596,410       260,000       8,147,000       (6,138,000)      2,269,000

Shares issued to
   nonemployee
   directors...................         86,040         9,000          86,000                           95,000

 Exercise of
   warrants....................        495,025        49,000         198,000                          247,000


Shares issued in
   connection with
   private
   placement
   (Note G)....................      1,723,076       172,000       4,891,000                        5,063,000


Shares issued as
   fees for
   acquisitions
   (Note B)....................         30,769         3,000          97,000                          100,000


Net (loss).....................                                                    (3,491,000)     (3,491,000)
                                 -------------  ------------  --------------   --------------  --------------


BALANCE - JUNE 30,
   1996........................      4,931,320  $    493,000  $   13,419,000   $   (9,629,000) $    4,283,000
                                 =============  ============  ==============   ==============  ==============



                 The accompanying notes to financial statements
                          are an integral part hereof.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           Year Ended June 30,

                                                                                         1996              1995
                                                                                        ------            -----
Cash flows from operating activities:
   Net earnings (loss)............................................................ $    (3,491,000)  $         90,000
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
       Shares issued to nonemployee directors.....................................           95,000
       Provision for doubtful accounts............................................          162,000           128,000
       Depreciation and amortization..............................................          709,000           735,000
       Purchased research and development.........................................        3,891,000
       Proceeds from contract installments receivable.............................           20,000             7,000
       Changes in operating assets and liabilities, net
         of effects from purchase of Pharmakon & JAC:
           (Increase) in accounts receivable......................................        (640,000)          (314,000)
           (Increase) in inventories..............................................         (53,000)           (13,000)
           (Increase) decrease in prepaid and other assets                                 (28,000)            14,000
           Increase (decrease) in accounts payable,
             accrued expenses and customer advances...............................         665,000           (406,000)
                                                                                   ---------------   ----------------


             Net cash provided by operating activities............................       1,330,000            241,000
                                                                                   ---------------   ----------------
Cash flows from investing activities:
   Acquisitions of fixed assets...................................................        (127,000)          (101,000)
   Capitalized software costs.....................................................        (496,000)          (356,000)
   Purchase of Pharmakon and JAC, net of cash acquired.                                 (3,893,000)
                                                                                   ---------------   ----------------
             Net cash (used in) investing activities..............................      (4,516,000)          (457,000)
                                                                                   ---------------   ----------------


Cash flows from financing activities:
   Proceeds from note payable and warrants........................................                            334,000
   Repayment of debt..............................................................        (129,000)           (23,000)
   Proceeds from exercise of warrants.............................................         247,000
   Proceeds from private placement................................................       5,063,000
                                                                                   ---------------   ----------------
             Net cash provided by financing activities............................       5,181,000            311,000
                                                                                   ---------------   ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                1,995,000             95,000

Cash and cash equivalents - beginning of period...................................         509,000            414,000
                                                                                   ---------------   ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD......................................... $     2,504,000   $        509,000
                                                                                   ===============   ================


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest................................................................... $        64,000   $         47,000
       Income taxes...............................................................           6,000              3,000
     Noncash transactions:
       Shares released from escrow, recorded as additional
         purchase price...........................................................                             51,000
       Equipment acquired with capital leases.....................................          41,000
     The Company made acquisitions for $3,893,000 of cash
       in the year ended June 30, 1996.  The purchase
       price was allocated to the assets acquired and
       liabilities assumed based on their fair value as
       indicated in Note B........................................................      10,004,000
     Less cash acquired...........................................................         (11,000)
     Promissory note issued.......................................................      (6,000,000)
     Common stock issued..........................................................        (100,000)
                                                                                   ---------------

                                                                                   $     3,893,000
                                                                                   ===============


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

         [7]      Excess of cost over the fair value of net assets acquired:


                  The excess of cost over the fair value of net assets acquired, which arose from the acquisitions of Digimedics, Pharmakon and JAC, is being amortized on a straight-line basis over twenty years. Management continually reevaluates the appropriateness of the amortization periods and related carrying amount. Goodwill is adjusted if events and circumstances indicate that an other than temporary decline in value below the current unamortized historical cost has occurred. Several factors are used to evaluate goodwill, including but not limited to: mangement's plans for future products and operations, market position and continual acceptance, recent operating results and projected undiscounted cash flows.


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

         [10]     Use of estimates:

(NOTE A) - The  Company  and its  Significant Accounting Policies:
(continued)

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

The purchase price has been allocated to the assets acquired, including cash of $11,000, and liabilities assumed based on their fair values as follows:


Purchase price:

   Cash......................................................... $  3,666,000
   Note payable.................................................    6,000,000
   Costs of acquisition.........................................      338,000
                                                                 ------------



          T o t a l............................................. $ 10,004,000
                                                                 ============



Assets acquired and liabilities
   assumed:
     Current assets............................................. $    638,000
     Fixed assets...............................................      248,000
     Other assets...............................................      151,000
     Purchased research and development.........................    3,891,000
     Excess of cost over fair value
       of net assets acquired...................................    5,873,000
     Current liabilities........................................     (797,000)
                                                                 ------------
                                                                 $ 10,004,000
                                                                 ============


The  purchased   research  and   development  was  charged  to  operations  upon
acquisition. The acquisitions have been accounted for as a purchase and, accordingly, the accompanying financial statements include the accounts of Pharmakon and JAC from date of acquisition.


As a result of the above-mentioned purchase, the Company has $2,017,000 of assets in the United Kingdom. The balance of the assets are in the United States.


Pro forma summary of consolidated operations, based on the original agreement, assuming the acquisition of Pharmakon and JAC has taken place on July 1, 1994:


                                                  Year Ended June 30,
                                               1996                1995
                                              ------              -----
                                                      (Unaudited)
 Revenue.................................  $  18,965,000       $  17,526,000
                                           =============       =============
Net income...............................  $      26,000       $      37,000
                                           =============       =============
 Earnings per share......................  $         .01       $         .01
                                           =============       =============

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


(NOTE C) - Fixed Assets:

Fixed assets consist of the following as at June 30, 1996:

Computer, machinery, and office
         equipment...............................................  $ 1,614,000
Furniture........................................................      310,000
Leasehold improvements...........................................       16,000
                                                                   -----------

          T o t a l..............................................    1,940,000

Less accumulated depreciation....................................    1,364,000
                                                                   -----------

          B a l a n c e..........................................  $   576,000
                                                                   ===========


(NOTE D) - Capitalized Software Costs:

                                                              June 30,
                                                          1996         1995

Balance, beginning of year
   (net of accumulated amortization)................   $  998,000   $1,079,000
Additions...........................................      496,000      356,000
Amortization........................................     (482,000)    (437,000)
                                                       ----------   ----------
Balance, end of year (net of
   accumulated amortization)........................   $1,012,000   $  998,000
                                                       ==========   ==========

(NOTE E) - Notes Payable:

At June 30, 1996 the Company has outstanding notes payable as follows:


    Promissory note issued in connection with the acquisition
    of Pharmakon and JAC (the "Acquisition Note") (Note B)
    bearing interest at Citibank N.A.'s base rate 8.25% at
    June 30, 1996 payable monthly commencing July 31, 1996,
    due on or before November 30, 1996, collateralized by
    substantially all of the assets of Digimedics and all
    of the issued and outstanding stock of Digimedics and
    JAC.  The loan agreement, among other matters, restricts
    the Company with respect to incurring any lien or
    encumbrance on its property or assets, entering into new
    indebtedness and paying any dividends  (1)................... $  6,000,000


    Notes issued during the years ended June 30, 1995 and
    June 30, 1994, bearing interest at 12% per annum, due
    on or before August 1, 1997, collateralized by the
    trade accounts receivable of Digimedics which has a
    balance at June 30, 1996 of $1,069,000, net of estimated
    doubtful  accounts of $66,000, (including
    $804,000 issued to directors)  (2)...........................   1,179,000


                                                                    7,179,000

Less current maturities..........................................   1,451,000
                                                                    ---------
                                                                   $5,728,000
                                                                   ==========

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


(NOTE F) - Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following at June 30, 1996:

Wages and related benefits....................................  $   562,000
Private placement costs.......................................      282,000
Interest......................................................      312,000
Acquisition costs.............................................      133,000
Other.........................................................      486,000
                                                                -----------

         T o t a l............................................  $ 1,775,000
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

                  The  following   table  sets  forth   summarized   information
concerning the Company's stock options:

                                                    Number of
                                                     Shares      Exercise Price
                                                    ---------    --------------

Outstanding - July 1, 1994........................  622,266      $1.00 - $5.25
Options granted...................................   35,004      $1.00 - $1.19
Options cancelled  ...............................  (78,705)     $1.00 - $1.76
                                                    --------

Outstanding - June 30, 1995.......................  578,565      $1.00 - $5.25
Options granted...................................   80,002      $1.00 - $1.76
Options cancelled.................................  (56,893)     $1.00 - $1.76
                                                    --------

Outstanding - June 30, 1996.......................  601,674      $1.00 - $5.25
                                                    ========
Exercisable.......................................  438,060      $1.00 - $5.25
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

                  The major deferred tax asset (liability) items at June 30, 1996 are as follows:

                  Net operating loss carryforwards................  $ 3,019,000
                  Business tax credit carryforwards...............      321,000
                  Software cost capitalization....................     (396,000)
                  Purchased research and development .............    1,551,000
                  Other...........................................      143,000
                                                                    -----------

                                                                      4,638,000

   Valuation allowance............................................   (4,638,000)
                                                                    -----------


                                                                    $  - 0 -
                                                                    ========


                  The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                        Year Ended June 30,
                                                        1996           1995

Income tax provision (benefit) -
   statutory rate...................................  $ (1,187,000)  $  30,000
Provision for state income taxes
   (benefit) - net of federal
   benefit (expense)................................     (187,000)       7,000
(Reduction) increase in valuation
   allowance on deferred tax assets.................    1,374,000      (37,000)
                                                      -----------    ---------

                                                      $    - 0 -     $   - 0 -
                                                      ==========     =========

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits
                  --------

                  A list of the Exhibits is set forth in the Exhibit Index, which index precedes such Exhibits, and which is incorporated herein by this reference thereto.

                  Reports on Form 8-K
                  -------------------


                  A report on Form 8-K was filed July 1, 1996 reporting as Item 2 the acquisition of the Pharmakon Division ("Division") of Continental Healthcare Systems, Inc. and JAC Computer Services Ltd. ("JAC"). Amendment No. 1 to the report on Form 8-KA was filed on September 13, 1996, which included, as
Item 7, audited financial statements of the Division and JAC for the fiscal years ended November 30, 1994 and November 30, 1995, for the five months ended April 30, 1996 for the Division and JAC, and consolidated proforma financial information (i) combining the statement of operations for the Company for the nine months ended March 31, 1996 with the statement of operations for the Division and JAC for the nine months ending April 30, 1996 and (ii) combining the statement of operations for the Company, the Division and JAC for the twelve months ended June 30, 1996. Amendment No.2 to the report on Form 8-K/A was filed on January 31, 1997, to reflect the inclusion of the signature line of the Report of Independent Auditors of Richard A. Eisner & Company, LLP.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Mediware Information Systems, Inc.
                                       ----------------------------------
                                             (Registrant)
                                       By:        /s/ Les N. Dace
                                       __________________________________
                                              Les N. Dace, President


Dated:  January 31, 1997


                  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                       Title                          Date
    ---------                       -----                          ----


/s/ Les N. Dace              President, CFO & CEO              January 31, 1997
------------------------     Director (Principal Executive
(Les N. Dace)                Officer, Principal Financial
                             Officer and Principal
                             Accounting Officer)

/s/ Lawrence Auriana         Chairman of the Board;            January 31, 1997
------------------------     Director
(Lawrence Auriana)

* Jonathan Churchill         Director                          January 31, 1997
------------------------
(Jonathan Churchill)

* Roger Clark                Director                          January 31, 1997
------------------------
(Roger Clark)

------------------------     Director
(Joseph Delario)

* John Frieberg              Director                          January 31, 1997
------------------------
(John Frieberg)

------------------------     Director
(Walter Kowsh, Jr.)

* Hans Utsch                 Director                          January 31, 1997
------------------------
(Hans Utsch)

* Clinton G. Weiman          Director                          January 31, 1997
------------------------
(Clinton G. Weiman)


* By Les N. Dace
  Attorney-in-fact

                                  EXHIBIT INDEX


Exhibit
  No.                      Description
-------                    -----------


3.1        Restated Certificate of Incorporation       Incorporated by Reference
                                                       to Exhibit No. 4 to the
                                                       Registration Statement
                                                       (the "1996 Registration
                                                       Statement") on Form S-8
                                                       (File No. 333-7591)


3.2        By-laws                                     ***


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


10.3.3     Amended and Restated Secured Promissory     ***
           Note of Digimedics Corporation dated
           October 28, 1996 in the principal amount of $5,000,000 to Continental Healthcare
           Systems, Inc.


 10.3.4    Pledge Agreement dated June 17, 1996        *
           between Mediware and Continental
           Healthcare Systems, Inc.

10.3.5     Charge dated June 17, 1996 between          *
           Digimedics Corporation and Continental
           Healthcare Systems, Inc.

10.3.6     General Security Agreement dated June 17,   *
           1996 between Digimedics Corporation and
           Continental Healthcare Systems, Inc.

10.3.7     Guaranty dated June 17, 1996 by Mediware    *
           in favor of Continental Healthcare Systems, Inc.


10.7       Letters outlining terms of engagement for   ***
           Les Dace, Thomas Mulstay, and John Esposito

Exhibit
  No.                      Description
-------                    -----------


10.8       Employee Stock Option Plan, 1982, as        **
           amended

10.9       Form of Stock Option Agreement under 1982   **
           Plan

10.10      Form of Stock Option Agreement with         **
           Quadrocom, Inc.

10.13      1992 Employee Stock Option Plan             Incorporated by reference
                                                       to Exhibit C to Company's
                                                       Proxy Statement dated
                                                       December 17, 1991

10.14      Stock Option Plan for Non-Employee          Incorporated by reference
                                                       to Exhibit Directors B to
                                                       Company's Proxy Statement
                                                       dated December 17, 1991


10.15      Form of Stock Option Agreement under 1992   ***
           Employee Stock Option Plan

10.16.1    Form of Note for Interim Financing          ***

10.16.2    Form of Warrant for Interim Financing       ***

21         Subsidiaries of the registrant              ***


23         Consent of Richard A. Eisner & Company,
           LLP


24         Powers of Attorney                          ***

27         Financial Data Schedule                     ***




------------------------

* Incorporated by reference to Exhibits 2(a), 2(b), 2(c), 2(d), 2(e), 2(f) and 2(g), respectively, in the Company's Current Report on Form 8-K, filed on July 1, 1996.

** Incorporated by reference to the Exhibit bearing the same designation in the 1991 Registration Statement.


***      Previously filed.