Form 10QSB/A
period 1996-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1997-01-31
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 AMENDMENT NO. 1

                                       TO


                                   FORM 10-QSB


                                       ON

                                  FORM 10-QSB/A


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

                       Mediware Information Systems, Inc.

                                      Index



Part I.        Financial Information                                      Page



ITEM 2.        Management's Discussion and Analysis of Financial

              Condition and Results of Operations..........................2 - 4


              Signature Page..............................................5

              ITEM  2.   Management's   Discussion  and  Analysis  of  Financial
              Condition and Results of Operations.


        This discussion and analysis contains forward looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which are not historic facts, and involve risks and uncertainties that could cause actual results to differ from those expected and projected. Reference is made to the section entitled "Risk Factors" in the Registration Statement on Form SB-2, File No. 333-18277, for a discussion of such material risks and uncertainties.


Results of Operations:  1997 vs. 1996:


        System Sales Revenue increased overall by $286,000, or 19%, to $1,818,000 for the first three months of fiscal 1997 ended September 30, 1996 compared to $1,532,000 for the comparable period a year earlier. $421,000 of this increase was due to system sales of the Pharmakon and JAC product centers.

        Service Revenues increased by $1,555,000, or 157%, to $2,541,000 for the three months ended September 30, 1996 versus $986,000 for the comparable period in 1995. Substantially all of this increase is due to the revenues realized from the addition of the Pharmakon and JAC divisions. The remainder is due to new systems installed in the first quarter and increases in annual support revenues from the installed base. In connection with the acquisition described below, the Company entered into an agreement with Continental to perform certain of Continental's obligations to provide services for customers of Continental, including the installation of systems, customizing systems, and providing hardware. The agreement also provides for the Company to assist Continental in the collection of certain billed and unbilled accounts receivable, principally due from the customers who will receive the above mentioned services. For performing these services, the Company is to be paid approximately $1,237,000 plus 30% of the amounts collected for Continental. In the fiscal quarter ended September 30, 1996 the Company recognized $215,000 of such service income based on the percentage of completion method.

        Cost of Systems increased by $338,000, or 77%, to $775,000 for the three months ended September 30, 1996 compared to $437,000 for the same period last year. Approximately 56% of this increase was due to increased systems costs of Pharmakon and JAC. The balance of the increase was due to a significant number of hardware installations in this quarter at the Hemocare product center, resulting in higher cost of sales as a percentage of sales.

        Costs of Services increased by $326,000, or 72%, to $774,000 for the three months ended September 30, 1996 compared to $448,000 for the same period last year. All of this increase was due to service costs resulting from the addition of Pharmakon.

        Software Development costs increased by $264,000, or 77%, to $605,000 for the three months ended September 30, 1996 compared to $341,000 for the same period last year. All of this increase was due to software development costs of JAC and Pharmakon.

        Selling, General and Administrative (S.G.A.) costs increased by $652,000, or 68%, to $1,606,000 for the three months ended September 30, 1996 compared to $954,000 for the same period last year. This reflects the increased S.G.A. expenses caused by the addition of the Pharmakon and JAC divisions, accounting for approximately 80% of the total. The remainder reflects increased commissions and employee incentive bonus expenses from Hemocare and Digimedics.

        Interest Expense increased by $101,000, or 168%, to $161,000 for the three months ended September 30, 1996 compared to $60,000 for the same period last year, reflecting interest on the note to Continental.

        Net Earnings increased by $168,000, or 60%, to $446,000 for the three months ended September 30, 1996 compared to $278,000 for the like period last year. The increased net earnings are due to profits produced by the Pharmakon and JAC divisions of Mediware.


Liquidity and Capital Resources:


        In June of 1996, Digimedics Corporation, a wholly owned subsidiary of the Company, purchased the Pharmakon division and JAC, a U.K. affiliate, from Continental Healthcare Systems, Inc. The total purchase price, net of acquisition costs, was approximately $9.7 million, $3.7 million of which was paid in cash and the remaining $6.0 million of which was paid in the form of a promissory note issued to Continental bearing interest at Citibank N.A.'s base rate due November 30, 1996. On October 28, 1996, the promissory note was amended to provide for an extension of the due date to August 1, 1997. The amendment provides for a payment of $1.0 million for principal reduction and monthly payments thereafter of $100,000 for principal and interest and an increase in the interest rate to 15% on approximately $3,763,000 of the note (with the original rate remaining on $1,237,000). At September 30, 1996, the outstanding balance of this liability, $6.0 million (before the $1.0 million payment), is classified as current. In October 1996 the Company paid to Continental the $1.0 million payment to reduce outstanding principal and made the monthly payments of $100,000 on November 30 and December 31, 1996. The Company will require additional sources of liquidity to fund a net balance of up to $4.6 million of debt due August 1, 1997.

        To finance the cash portion of the Acquisition, the Company made a private placement of 1,692,308 shares of its Common Stock in June of 1996, at a price of $3.25 per share, for total proceeds before expenses of $5,500,002.

        The Company had a working capital deficiency of $3,789,000 at September 30, 1996 reflecting the purchase money note due in August 1997 issued in June 1996 to Continental in partial payment for the Acquisition.

        In order to cover its cash needs during fiscal years 1994 and 1995, the Company carried out financing programs under which it borrowed an aggregate of $1,299,000 from investors, including Company directors. As part of the financing package, such investors received 1,040,025 warrants at $0.50 per share and 129,695 warrants at $1.25 per share. During fiscal year 1996 the Company repaid $120,000, leaving a balance of $1,179,000 due August 1, 1997. As noted in the third preceding paragraph, the Company will require additional sources of liquidity to fund this balance due. In May of 1996 some of the investors exercised 495,025 of the $0.50 warrants for a total of $247,512. A portion of these funds was used by the Company for Acquisition expenses.


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




                                       MEDIWARE Information Systems, Inc.
                                         (Registrant)




            January 31, 1997           By:       /s/             Les N. Dace
------------------------------------         --------------------------------
               (Date)                        Les N. Dace, President CEO



            January 31, 1997           By:       /s/             Les N. Dace
------------------------------------        --------------------------------
               (Date)                       Les N. Dace, CFO