Form 10-Q
period 1996-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1997-02-14
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                       For Quarter ended December 31, 1996

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



                                 (516) 423-7800
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 Days. Yes X No
                                      ---  ---
As of December 31, 1996, there were ( 4,945,179 ) shares of Common Stock, $0.10 par value, of the registrant outstanding.

                       MEDIWARE Information Systems, Inc.

                                      Index



Part I.       Financial Information                                         Page


ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 1996
              (audited) and December 31, 1996 (unaudited)......................2


              Consolidated Statements of Operations
              for the three months and six months ended
              December 31, 1996 & 1995 (unaudited).............................3


              Consolidated Statements of Cash Flows
              for the six months ended
              December 31, 1996 & 1995 (unaudited).............................4


              Notes to Financial Statements....................................5



ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................6 - 8


Signature Page............................................................9 - 10

EXHIBIT 11
Schedule of Computation of Net income per Share...............................11


              MEDIWARE INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 1996
                                   (unaudited)

                                                                         Dec-31            Jun-30
                                                                          1996              1996
                                     ASSETS
                                                                        -------------------------------
Current assets:
   Cash and cash equivalents                                              $1,372,000        $2,504,000
   Accounts receivable, less estimated doubtful accounts of
          $274,000 at December 31, 1996 and $188,000 at
          June 30, 1996                                                    5,587,000         3,509,000
   Current portion of contract installment receivable                        226,000           252,000
   Inventories                                                               155,000           208,000
   Prepaid expenses and other current assets                                 225,000           166,000
                                                                        -------------  ----------------
          Total current assets                                             7,565,000         6,639,000

Long-term contract installments receivable, less current portion              59,000           155,000
Fixed assets, at cost, less accumulated  depreciation of
         $1,479,000 at December 31, 1996 and $1,364,000 at
         June 30, 1996                                                       653,000           576,000
Capitalized software costs                                                 1,104,000         1,012,000
Excess of cost over fair value of net assets acquired, net of accumulated amortization of $550,000 at December 31,
         1996 and $372,000 at June 30, 1996                                6,559,000         6,737,000
Other assets                                                                  55,000            38,000
                                                                        =============  ================
                       TOTAL                                             $15,995,000       $15,157,000
                                                                        =============  ================
                                   LIABILITIES

Current liabilities:
   Accounts payable                                                         $573,000          $483,000
   Accrued expenses and other current liabilities                          1,557,000         1,775,000
   Advances from customers                                                 2,316,000         1,379,000
   Current portion of capital leases payable                                  19,000            15,000
   Notes payable                                                           6,094,000         1,451,000
                                                                        -------------  ----------------
        Total current liabilities                                         10,559,000         5,103,000

Notes payable, less current portion                                                0         5,728,000
Capital leases payable, less current portion                                  35,000            43,000
                                                                        -------------  ----------------
        Total liabilities                                                 10,594,000        10,874,000

                              STOCKHOLDERS' EQUITY

Common stock - $.10 par value;  authorized 12,000,000 shares;
  4,945,179 issued and outstanding; shares at Dec. 31, 1996
  and  4,931,320 shares at June 30, 1996                                     495,000           493,000
Additional paid-in capital                                                13,440,000        13,419,000
Cumulative foreign currency translation adjustment                            24,000
(Deficit)                                                                (8,558,000)       (9,629,000)
                                                                        -------------  ----------------

        Total stockholders' equity                                         5,401,000         4,283,000
                                                                        -------------  ----------------

                                TOTAL                                    $15,995,000       $15,157,000
                                                                        =============  ================

              MEDIWARE INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)




                                                  Three Months Ended December 31,     Six Months Ended December 31,

                                                  1996                1995               1996               1995
                                               ----------------------------------------------------------------------
Revenues:
    System sales                               $ 1,583,000         $ 1,492,000       $ 3,401,000        $  3,024,000
    Services                                     3,089,000                             5,630,000           1,998,000
                                                                     1,012,000
                                               ----------------------------------------------------------------------

      Total revenues                             4,672,000           2,504,000         9,031,000           5,022,000

Costs and expenses:
    Cost of systems                                313,000             330,000         1,088,000             767,000
    Cost of services                               834,000             443,000         1,608,000             891,000
    Software development costs                     531,000             416,000         1,136,000             756,000
    Selling, general and administrative          2,174,000           1,019,000         3,780,000           1,970,000
                                                 ----------------------------------------------------------------------
                                                 3,852,000           2,208,000         7,612,000           4,384,000

Earnings (loss) before other income,
    interest income, interest expense, and
    income taxes                                   820,000             2,208,000       1,419,000             638,000

Other income
                                                         -                   -                 -                   -

Interest income                                     19,000                   -            46,000                   -

Interest (expense)                               (193,000)            (48,000)          (354,000)           (108,000)
                                                 ----------------------------------------------------------------------

Income before income taxes                         646,000             248,000         1,111,000             530,000

Income tax                                         (21,000)                              (40,000)             (3,000)
                                               ----------------------------------------------------------------------

NET EARNINGS                                    $  625,000          $  248,000      $  1,071,000          $  527,000
                                               ======================================================================


Earnings per share                                $   0.11            $   0.08          $   0.18            $   0.16

Weighted average number of common
    and common equivalent shares                 5,873,000           3,899,000         5,858,000           3,888,000


              MEDIWARE INFORMATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                              Six Months Ended

                                                                      ---------------------------------
                                                                          Dec-31              Dec-31
                                                                           1996                1995
                                                                      ---------------------------------
                                                                        (unaudited)         (unaudited)
Cash flows from operating activities:
   Net earnings                                                          $1,071,000           $527,000
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
      Provision for doubtful accounts                                        86,000             30,000
      Depreciation and amortization                                         520,000            325,000
      Proceeds from contract installments receivable                        122,000              3,000
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable                                (2,164,000)          (526,000)
        Decrease (Increase) in inventory                                     53,000             (4,000)
        (Increase) in prepaid and other assets                              (76,000)          (150,000)
        Increase in accounts payable, accrued expenses and
          customer advances                                                 805,000            328,000
                                                                   ------------------------------------
          Net cash (used in) provided by operating activities               417,000            533,000

Cash flows from investing activities:
   Acquisitions of fixed assets                                            (192,000)           (94,000)
   Capitalized software costs                                              (320,000)          (208,000)
                                                                   ------------------------------------
          Net cash (used in) investing activities                          (512,000)          (302,000)

Cash flows from financing activities:
   Common stock issued                                                       23,000             64,000
   Cumulative foreign currency translation adjustment                        24,000
   Repayment of long-term debt                                           (1,084,000)          (100,000)
                                                                   ------------------------------------
          Net cash provided by (used in) financing activities            (1,037,000)           (36,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,132,000)           195,000
Cash and cash equivalents, beginning of period                            2,504,000            509,000
                                                                   ------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $1,372,000           $704,000
                                                                   ====================================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                              $283,000            $22,000
     Income taxes                                                            $8,000             $3,000

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

        The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:  1997 vs. 1996:

        System Sales Revenue increased by $91,000 or 6% to $1,583,000 for the three months ended December 31, 1996 compared to $1,492,000 for the comparable period a year earlier. System Sales increased $377,000 or 12% for the six months ended December 31, 1996 to $3,401,000 compared to $3,024,000 for the comparable period a year earlier. For the three months ended December 31, 1996 System Sales Revenue for Pharmakon and JAC were $280,000.

        Service Revenues increased by $2,077,000 or 205% to $3,088,000 for the three months ended December 31, 1996 compared to $1,012,000 for the comparable period in 1995. Service revenues increased by $3,632,000 or 182% to $5,630,000 for the six months ended December 31, 1996 compared to $1,998,000 for the comparable period last year. For the quarter ended December 31, 1996, 82% of the increase is a result of Service Revenues contributed by Pharmakon and JAC, while the Hemocare product center contributed the remaining revenue from increased software maintenance from new system implementations for the quarter.

        Cost of Systems decreased by $17,000 or 5% to $313,000 for the three months ended December 31, 1996 compared to $330,000 for the same period last year. Cost of Systems increased by $321,000 to $1,088,000 or 42% for the six months ended December 31, 1996 compared to $767,000 for the comparable period last year. The decrease for the quarter was due to a larger number of software only sales, software upgrades, and installation of interfaces.

        Costs of Services increased by $391,000 or 88% to $834,000 for the three months ended December 31, 1996 compared to $443,000 for the same period last year. Cost of services increased by $717,000 to $1,608,000 or 80% for the six months ended December 31, 1996 compared to $891,000 for the same period last year. The increase for the quarter was substantially due to service costs from the Pharmakon and JAC product centers.

        Software Development costs increased by $115,000 or 28% to $531,000 for the three months ended December 31, 1996 compared to $416,000 for the same period last year. Software Development costs increased by $380,000 or 50% to $1,136,000 for the six months ended December 31, 1996 as compared to the comparable period last year. The Pharmakon product center was responsible for the increase in Software Development costs for the quarter.

        Selling, General and Administrative costs increased by $1,155,000 or 113% to $2,174,000 for the three months ended December 31, 1996 compared to $1,019,000 for the same period last year. Selling, General and Administrative costs increased by $1,810,000 or 92% to $3,780,000 as compared to $1,970,000 for the same period last year. Pharmakon and JAC were responsible for 59% of the increase in the quarter, while Hemocare was substantially responsible for the remaining increase during the quarter.

        Interest Expense increased by $145,000 to $193,000 for the three months ended December 31, 1996 compared to $48,000 for the same period last year. Interest Expense increased by $246,000 to $354,000 for the six months ended December 31, 1996 as compared to $108,000 for the same period the year before. This increased interest in the quarter was due to interest paid against the outstanding note in the acquisition of Pharmakon and JAC from Continental Healthcare Systems.

        Net Earnings increased by $377,000 or 152% to $625,000 for the three months ended December 31, 1996 compared to $248,000 for the like period last year. Net earnings for the six months ended December 31, 1996 were $1,071,000 compared to $527,000 for the comparable period last year. The increased earnings for the quarter were produced by the Pharmakon and JAC product centers.

Liquidity and Capital Resources:

         In June of 1996, Digimedics Corporation, a wholly owned subsidiary of the Company, purchased the Pharmakon division and JAC, a U.K. affiliate, from Continental Healthcare Systems. The total purchase price, net of acquisition costs, was approximately $9.7 million, $3.7 million of which was paid in cash and the remaining $6.0 million of which was paid in the form of a promissory note issued to Continental bearing interest at Citibank N.A.'s base rate due November 30, 1996. On October 28, 1996, the promissory note was amended to provide for an extension of the due date to August 1, 1997. The amendment provides for a payment of $1.0 million for principal reduction and monthly payments thereafter of $100,000 for principal and interest and an increase in the interest rate to 15% on approximately $3,763,000 of the note (with the original rate remaining on $l,237,000). At December 31, 1996, the outstanding balance of this liability, $4.9 million (after the $1.0 million payment), is classified as current. In October 1996 the Company paid to Continental the $1.0 million payment to reduce outstanding principal and made the monthly payments of $100,000 on November 30 and December 31, 1996. The Company will require additional sources of liquidity to fund a net balance of up to $4.6 million of debt due August 1, 1997.

         To finance the cash portion of the Acquisition, the Company made a private placement of 1,692,308 shares of its Common Stock in June of 1996, at a price of $3.25 per share, for total proceeds before expenses of $5,500,002.

         The Company had a working capital deficiency of $2,994,000 at December 31, 1996 reflecting the purchase money note due in August 1997 issued in June 1996 to Continental in partial payment for the Acquisition.

         During fiscal year 1996 the Company repaid $120,000 of outstanding bridge loans, leaving a balance of $1,179,000 due August 1, 1997. As noted in the third preceding paragraph the Company will require additional sources of liquidity to fund this balance due. In May of 1996 certain holders exercised warrants for 495,025 shares for a total of $247,512.


         The Company has acquired a credit facility of $75,000 from its bank in New York. As of December 31, 1996, the facility has $75,000 available. The Company currently is seeking additional sources of credit and equity in order to fund the reduction of its obligations under the above mentioned note. However, it cannot be assured at this time that it will be successful.

Forward-Looking Statements:

         Certain statements made in this Report are or imply forward-looking statements. Such forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual resu1ts to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties are expressed in the Risk Factors discussed in the Prospectus included in the Registration Statement on Form SB-2, File No. 333-18277, especially those under the headings "Working Capital Deficiency; Restrictive Covenants", "Variability of Operating Results", "Hospital Purchase Procedures", "Acquisition", "Competition", "Technological Obsolescence; Marketing and Acceptance of New Products", "Product Protection" and "Government Regulation".

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       MEDIWARE Information Systems, Inc.
                                                  (Registrant)



   February 12, 1996                   By:  /s/  Les N. Dace
------------------------                    --------------------------------
        (Date)                              Les N. Dace, President CEO



   February 12, 1996                   By:  /s/  Les N. Dace
------------------------                    --------------------------------
               (Date)                       Les N. Dace, CFO

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       MEDIWARE Information Systems, Inc.
                                                  (Registrant)






   February 12, 1996                   By:  /s/  Les N. Dace
------------------------                    --------------------------------
        (Date)                              Les N. Dace, President CEO



   February 12, 1996                   By:  /s/  Les N. Dace
------------------------                    --------------------------------
               (Date)                       Les N. Dace, CFO


               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                SCHEDULE OF COMPUTAT8ION OF NET INCOME PER SHARE

                                   EXHIBIT 11




                                                       Three months      Three months      Six months       Six months
                                                           ended            ended            ended            ended
                                                         31-Dec-96        31-Dec-95        31-Dec-96        31-Dec-95

                                                          Primary          Primary          Primary          Primary
                                                       -------------------------------------------------------------------

  MODIFIED TREASURY STOCK METHOD
    ADJUSTMENT TO NET INCOME:

Net income                                                    $625,000         $248,000       $1,071,000         $527,000

Reduction in interest expense from retiring debt                                 45,000                           104,000
                                                       -------------------------------------------------------------------
                                                              $625,000         $293,000       $1,071,000         $631,000

  MODIFIED TREASURY STOCK METHOD
    ADJUSTMENT TO COMMON STOCK:

Weighted average shares outstanding                          4,942,000        2,655,000        4,938,000        2,644,000

Add: Net shares from exercise of options/warrants:
Assumed exercise of options                                  1,273,000        1,775,000        1,273,000        1,775,000
Assumed repurchase of shares                                   342,000          531,000          353,000          531,000
                                                       -------------------------------------------------------------------
Incremental shares                                             931,000        1,244,000          920,000        1,244,000
                                                       -------------------------------------------------------------------

Adjusted shares                                              5,873,000        3,899,000        5,858,000        3,888,000
                                                       ===================================================================


EARNINGS PER SHARE                                               $0.11            $0.08            $0.18            $0.16
                                                       ===================================================================
