Form 10QSB/A
period 1996-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1997-04-07
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB
                                       ON
                                  FORM 10-QSB/A

                       For Quarter ended December 31, 1996

              |X| Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 Days.  Yes X   No ___

As of December 31, 1996, there were ( 4,945,179 ) shares of Common Stock, $0.10 par value, of the registrant outstanding.

                       MEDIWARE INFORMATION SYSTEMS, INC.


Part II. Other Information


     Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

               27 Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 MEDIWARE INFORMATION SYSTEMS, INC.
                                 ----------------------------------
                                                       (Registrant)



   April 7, 1997                    By:  /s/ Les N. Dace
-------------------                    ----------------------------
      (Date)                           Les N. Dace, President CEO



   April 7, 1997                    By:  /s/ Les N. Dace
-------------------                    ----------------------------
      (Date)                           Les N. Dace, CFO