Form 10QSB
period 1997-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1997-05-15
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                        For Quarter ended March 31, 1997

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

As of March 31, 1997, there were 4,957,973 shares of Common Stock, $0.10 par value, of the registrant outstanding.

                       MEDIWARE Information Systems, Inc.

                                      Index



Part I.  Financial Information                                            Page


ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1996
         (audited) and March 31, 1997 (unaudited)............................2


         Consolidated Statements of Operations
         for the three months and nine months ended
         March 31, 1997 & 1996 (unaudited)...................................3


         Consolidated Statements of Cash Flows
         for the nine months ended
         March 31, 1997 & 1996 (unaudited)...................................4


         Notes to Financial Statements.......................................5



ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................5 - 8


Signature Page...............................................................9

EXHIBIT 11
Schedule of Computation of Net income per Share.............................10

EXHIBIT 27
Financial Data Schedule.....................................................11

                MEDIWARE Information Systems, Inc. and subsidiary
                           Consolidated Balance Sheets

                                                                                    March 31, 1997       June 30, 1996
                                                                                      (unaudited)
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                                             $2,043,000          $2,504,000
  Accounts receivable, less estimated doubtful accounts of $264,000 at March 31,         5,363,000           3,509,000
    1997 and $188,000 at June 30, 1996
  Current portion of contract installment receivable                                       188,000             252,000
  Inventories                                                                              119,000             208,000
  Prepaid expenses and other current assets                                                252,000             166,000
                                                                                       ------------        -----------
     Total current assets                                                                7,965,000           6,639,000

Long-term contract installments receivable, less current portion                            37,000             155,000

Fixed assets, at cost, less accumulated depreciation of $1,804,000 at March 31,            635,000             576,000
    1997 and $1,364,000 at June 30, 1996

Capitalized software costs                                                               1,180,000           1,012,000
Excess of cost over fair value of net assets acquired, net of accumulated
    amortization of $639,000 at March 31, 1997 and $372,000 at June 30, 1996             6,470,000           6,737,000

Other assets                                                                                72,000              38,000
                                                                                       -----------         -----------
    TOTAL                                                                              $16,359,000         $15,157,000
                                                                                       ===========         ===========


                                   LIABILITIES
                                   -----------
Current liabilities:
   Accounts payable                                                                       $452,000            $483,000
   Accrued expenses and other current liabilities                                        1,773,000           1,775,000
   Advances from customers                                                               2,230,000           1,379,000
   Current portion of capital leases payable                                                16,000              15,000
   Notes payable                                                                         5,955,000           1,451,000
                                                                                       -----------         -----------
        Total current liabilities                                                       10,426,000           5,103,000

Notes payable, less current portion                                                                          5,728,000
Capital leases payable, less current portion                                                34,000              43,000
                                                                                       -----------         -----------
        Total liabilities                                                               10,460,000          10,874,000

                              STOCKHOLDERS' EQUITY
                              --------------------
Common stock - $.10 par value; authorized 12,000,000 shares; issued and outstand-          496,000             493,000
  ing 4,957,973 shares at March 31, 1997 and  4,931,320 shares at June 30, 1996

Additional paid-in capital                                                              13,457,000          13,419,000

Cumulative foreign currency translation adjustment                                         (47,000)
Accumulated Deficit                                                                     (8,007,000)         (9,629,000)
                                                                                       -----------         -----------
        Total stockholders' equity                                                       5,899,000           4,283,000
                                                                                       -----------         -----------
        TOTAL                                                                          $16,359,000         $15,157,000
                                                                                       ===========         ===========

                MEDIWARE Information Systems, Inc. and subsidiary
                      Consolidated Statements of Operations


                                        Three Months Ended March 31,                   Nine Months Ended March 31,
                                                (unaudited)                                   (unaudited)

                                         1997                   1996                   1997                 1996
                                   ------------------------------------------------------------------------------------
Revenues:
    System sales                       $ 1,142,000             $ 1,495,000            $ 4,543,000          $ 4,519,000
    Services                             3,285,000               1,216,000              8,915,000            3,214,000
                                   ------------------------------------------------------------------------------------

      Total revenues                     4,427,000               2,711,000             13,458,000            7,733,000
                                   ------------------------------------------------------------------------------------

Costs and expenses:
    Cost of systems                        386,000                 608,000              1,474,000            1,375,000
    Cost of services                       832,000                 459,000              2,440,000            1,350,000
    Software development costs             525,000                 429,000              1,661,000            1,185,000
    Selling, general and
    administrative                       2,001,000               1,122,000              5,781,000            3,093,000
                                   ------------------------------------------------------------------------------------
                                         3,744,000               2,618,000             11,356,000            7,003,000

Earnings (loss) before other
   income, interest income,
   interest expense, and                   683,000                  93,000              2,102,000              730,000
    income taxes

Other income                                 7,000                                          7,000                    -


Interest income                             17,000                   3,000                 63,000                3,000

Interest (expense)                        (197,000)                (42,000)              (551,000)            (150,000)
                                   ------------------------------------------------------------------------------------
Income before income taxes                 510,000                  54,000              1,621,000              583,000

Income tax                                 (21,000)                      -                (61,000)              (3,000)
                                   ------------------------------------------------------------------------------------
NET EARNINGS                               489,000                  54,000              1,560,000              580,000
                                   ====================================================================================

Net income per share of
  common stock:
Primary                                      $0.08                   $0.02                  $0.27                $0.19
                                   ====================================================================================
Assuming full dilution                   N/A                     N/A                    N/A                      $0.16
                                                                                                         ==============

Weighted average common
  shares outstanding:
Primary                                  5,897,000               3,899,000              5,870,000            3,884,000
                                   ====================================================================================
Assuming full dilution                        N/A                     N/A                    N/A             4,037,000
                                                                                                         ==============

                MEDIWARE Information Systems, Inc. and subsidiary
                      Consolidated statements of cash flows

                                                                       Nine Months Ended March 31
                                                                              (unaudited)
                                                                    -----------------------------------
                                                                           1997               1996
                                                                    -----------------------------------
Cash flows from operating activities:
   Net earnings                                                            $1,560,000         $580,000
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
      Provision for doubtful accounts                                          85,000           14,000
      Depreciation and amortization                                           774,000          490,000
      Proceeds from contract installments receivable                          182,000           22,000
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable                                  (1,939,000)        (506,000)
        Decrease (Increase) in inventory                                       89,000         (115,000)
        (Increase) in prepaid and other assets                               (120,000)         (99,000)
        Increase in accounts payable, accrued expenses and
          customer advances                                                   810,000          321,000
                                                                    -----------------------------------
          Net cash provided by operating activities                         1,441,000          707,000
                                                                    -----------------------------------

Cash flows from investing activities:
   Acquisitions of fixed assets                                              (256,000)        (109,000)
   Capitalized software costs                                                (478,000)        (351,000)
                                                                    -----------------------------------
          Net cash (used in) investing activities                            (734,000)        (460,000)
                                                                    -----------------------------------

Cash flows from financing activities:
   Common stock issued                                                         41,000           63,000
   Repayment of long-term debt                                             (1,224,000)        (120,000)
                                                                    -----------------------------------
          Net cash (used in) financing activities                          (1,183,000)         (57,000)
                                                                    -----------------------------------

            Effect of exchange rate changes on cash and cash equivalents       15,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (461,000)         190,000
Cash and cash equivalents, beginning of period                              2,504,000          509,000
                                                                    --------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $2,043,000         $699,000
                                                                    ======================================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                $445,000          $29,000
     Income taxes                                                              $8,000           $3,000

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

        The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Results of Operations:

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

        Company revenues increased by $1,716,000 or 63% to $4,427,000 from $2,711,000 for the three-month period ended March 31, 1997 as compared to the same period in 1996. The increase was due to continued strong performance from the Hemocare product center, add-on system sales produced by the Pharmakon and JAC divisions, and a continued large service revenue component.

        System sales revenues decreased to $1,142,000 from $1,495,000 for the three-month period ended March 31, 1997 as compared to the corresponding period in 1996. A smaller number of hardware systems sold in this period was the major factor in the decrease. Gross profit increased to 66 % in this 1997 period compared to 59% in the same period a year ago. The Company introduced its new state-of-the-art hospital pharmacy system known as WORx during this period, and is experiencing a substantial backlog. It also ended shipments of the WORx predecessor, know as Digimedics XA.

        Service revenues are comprised of hardware and software support fees, implementation fees, and training charges for new and existing customers. Service revenues increased by $2,069,000 or 170% to $3,285,000 from $1,216,000 in this three-month period ended March 31, 1997 as compared to the same period in 1996. This increase was due to the increase in the Company's installed client base and maintenance rate increases.

        Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its application sub-system. Cost of systems was 33% of system sales in the third quarter of 1997 and 40% of system sales in the comparable period in 1996. Such costs, as a percent of revenues, vary as the mix of revenue varies between higher margin proprietary software and lower margin hardware and sublicensed software components changes from period to period. Costs of systems decreased by $287,477 to $386,356 in this period as compared to $673,833 for the same period a year ago. The decrease in actual cost was attributable to hardware being a smaller component of system sales. The increase in margin in 1997 is due to software being a larger component of system sales in the third quarter of 1997 compared to the third quarter of 1996.

        Cost of services includes the cost of providing hardware and software maintenance to the Company's installed base as well as sublicensed support subcontracted to manufacturers. Cost of services was 25% of service revenues in the third quarter of 1997 and 37% of service revenues in the comparable period in 1996. This increase in margin is due to a decrease in costs related to support of the installed client base. Costs of Services increased by $281,526 to $831,700 in the third quarter of 1997 compared to $ 550,174 for the same period a year ago. This increase is due to the addition of the Pharmakon and JAC divisions and the support of their installed client bases.

        Software development costs include salaries, documentation and other direct costs incurred in product development, as well as amortization of software development costs previously capitalized. Software development costs were $525,000 and $429,000 for the third quarter of

1997 and 1996, respectively. Aggregate expenditures for software development in 1997 increased due primarily to the product development for the Company's new state-of-the-art hospital pharmacy system known as WORx.

        Selling, general and administrative expenses include salaries for corporate, financial, sales, administrative staffs, utilities, communications expenses, professional fees, as well as other items. These expenses as a percent of total revenues were 45% and 41% in the third quarter of 1997 and 1996, respectively. Total general and administrative expenses for the third quarter of 1997 and 1996 were $2,001,000 and $1,122,000, respectively. The increases are a reflection of the increased S.G.A. expenses of the Pharmakon and JAC divisions, as well as increased commissions and employee incentive bonus expenses.

        Interest expense increased by $155,000 to $197,000 for the three months ended March 31, 1997 compared to $42,000 for the same period last year. This increased interest expense in the quarter was due to interest paid on the outstanding note issued in the acquisition of Pharmakon and JAC from Continental Healthcare Systems.

        Net earnings increased by $435,000 or 806% to $489,000 for the three months ended March 31, 1997, compared to $54,000 for the like period last year. The earnings increase resulted primarily from the acquisition of Pharmakon and JAC, and an increase in support revenues from installed systems and other revenues.

Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996.

        The Company's revenues increased 74% from $7,733,000 for the nine-month period ended March 31, 1996 to $13,458,000 for the nine-month period ended March 31, 1997. The earnings increase resulted primarily from the acquisition of Pharmakon and JAC, as well as an increase in support of installed systems and other revenues.

        System sales revenues had a slight increase from $4,519,000 for the nine-month period ended March 31, 1996 to $4,543,000 for the corresponding period in 1997.

        Service revenues increased 177% from $3,214,000 during the first nine months of fiscal 1996 to $8,915,000 during the same period in 1997. This increase was due primarily to the increase in the Company's installed client base and maintenance rate increases.

        Cost of systems was 32% of system sales in the first three quarters of fiscal 1997 and 30% of system sales in the comparable period in 1996. Such costs, as a percent of revenues, typically are varied as the mix of revenue (software and hardware) components carrying different margin rates changes from period to period. The decrease in margin is due to hardware being a larger component of system sales in the first and second quarters of 1997 compared to the same period in 1996.

        Cost of services was 27% of service revenues in the first three quarters of 1997 and 42% of service revenues in the comparable period in 1996. This increase in margin is due to a decrease in costs related to support of the installed client base.

        Software development costs were $1,661,000 and $1,185,000 for the first three quarters of 1997 and 1996, respectively. The increase in aggregate
expenditures  for  software   development  in  1997  was  due  to  WORx  product
development.

        Selling, general and administrative expenses as a percent of total revenues were 42% and 39% in the first nine months of 1997 and 1996, respectively. Total general and administrative expenses for the nine months of 1997 and 1996 were $5,781,000 and $3,093,000, respectively.

        Interest expense increased by $401,000 to $551,000 for the nine months ended March 31, 1997 compared to $150,000 for the same period last year. This increased interest in the first nine months of fiscal 1997 was due to interest paid on the outstanding note issued in the acquisition of Pharmakon and JAC from Continental Healthcare Systems.

        Net earnings increased $980,000 or 170% to $1,560,000 in the nine months ended March 31, 1997 from $580,000 in same period a year ago.

Liquidity and Capital Resources:

         In June of 1996, Digimedics Corporation, a wholly owned subsidiary of the Company, purchased the Pharmakon division and JAC, a U.K. affiliate, from Continental Healthcare Systems. The total purchase price, net of acquisition costs, was approximately $9.7 million, $3.7 million of which was paid in cash and the remaining $6.0 million of which was paid in the form of a promissory note issued to Continental bearing interest at Citibank N.A.'s base rate due November 30, 1996. On October 28, 1996, the promissory note was amended to provide for an extension of the due date to August 1, 1997. The amendment provided for a payment of $1.0 million for principal reduction (which payment was made in October, 1996) and monthly payments thereafter of $100,000 for principal and interest (required payments to date have been made) and an increase in the interest rate to 15% on approximately $3,763,000 of the note (with the original rate remaining on $l,237,000). At March 31, 1997, the outstanding balance of this liability, approximately $4.8 million, is classified as current.

         At March 31, 1997 and June 30, 1996 there were outstanding bridge loans in the principal amount of $1,179,000, due August 1, 1997. As noted below the Company will require additional sources of liquidity to fund this balance due. The Company had a working capital deficiency of $2,461,000 at March 31, 1997 reflecting notes due in August 1997.

         The Company has acquired a credit facility of $75,000 from its bank in New York. As of December 31, 1996, the facility has $75,000 available. The Company will require additional sources of liquidity to fund a net balance of up to $4.6 million of debt due August 1, 1997. The Company currently is seeking additional sources of credit and equity in order to fund the reduction of its obligations under the above-mentioned notes. However, it cannot be assured at this time that it will be successful.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board has recently issued statements, which are not yet effective for the Company. SFAS No.123 will require the Company to make additional disclosures related to stock-based compensation. SFAS No.128 will simplify the Company's computation of earnings per share.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           MEDIWARE Information Systems, Inc.
                                           ----------------------------------
                                                      (Registrant)



   May 14, 1997                         By:  /s/       Les N. Dace
------------------                         ----------------------------------
     (Date)                                   Les N. Dace, President CEO


   May 14, 1997                         By:  /s/       Les N. Dace
------------------                         ----------------------------------
     (Date)                                         Les N. Dace,  CEO