Form 10KSB
period 1997-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1997-10-14
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               _x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

                                       or

               _ Transition Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number 1-10768
                                                -------

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

                                 (516) 423-7800
                            (Issuer's telephone number)
Securities registered under
Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
Common Stock, par value                NASDAQ Small Cap Market
$.10 per share                         The Pacific Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the part 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year, $18,519,000

The aggregate market value of Common Shares of the issuer held by non-affiliates a September 2, 1997 was approximately $33,692,284.
                                       -----------

Number of Common Shares outstanding at September 2, 1997: 5,514,542 shares.
                                                          ---------

                      Documents Incorporated by Reference:

The Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders is incorporated by reference in Part III of this Report.

                                     PART I

CAUTIONARY NOTE:

         Statements made in this Report which are not historical or current facts, such as descriptions of the COMPANY's intentions to market new products, extend existing products, acquire or develop new products, and utilize new channels of distribution, are forward-looking statements and are only predictions or statements of current plans, which are constantly under review by the COMPANY. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward looking statements. Some of the primary risks and uncertainties are included under the heading "Risk Factors" in the COMPANY's registration statement on Form SB-2, file No. 333-18277.

ITEM 1.  BUSINESS

         Mediware Information Systems, Inc. (together with its subsidiaries, the "COMPANY" or "Mediware") was incorporated in 1980. The COMPANY develops, sells and supports computer-based management information systems for use in various clinical departments of hospitals. The systems are designed to automate the data these departments provide hospital management and therefore increase productivity, reduce operating costs, enhance revenues and improve quality assurance and patient care. These benefits are of critical importance to hospital administrators who face increasing financial and regulatory pressures. At present, the COMPANY offers systems for three different departments: the blood bank, the pharmacy and the surgical suite. The installed base of clinical information systems is approximately 825 clients.

         See  "Financial   Statements"  for  information   about  the  COMPANY's
revenues, operating profit and loss and assets. The COMPANY's operations are within one industry segment.

         The COMPANY's Product Lines are managed through three operating divisions: Hemocare Division (blood bank), Pharmacy Division, Digimedics and Pharmakon (pharmacy), and Surgiware Division (surgical suite).

Product Lines

         HEMOCARE -- The COMPANY's cornerstone product is one of North America's leading "best of breed" blood bank information systems and is sold either "stand-alone" or as part of an integrated "LAB/Blood Bank" system. The system was originally designed in collaboration with Memorial Sloan-Kettering Cancer Center in New York City. Hemocare's software programs are organized into subsystems performing over 200 functions of which the major ones (a) manage and control blood inventory; (b) perform long-term donor and transfusion record keeping; (c) store and manage characteristics of blood products to be transfused; (d) maintain patient and transfusion records; (e) maintain the records of patient test results; and (f) automate billing and workload recording.

         Hemocare's core technology is the UNIX operating system and the "C" programming language, allowing it to run on multiple hardware platforms. Current versions of the system are ported to the IBM RS/6000 as well as Intel PC technologies. The scalability of these platforms allows Hemocare to address the needs of virtually any size hospital. Hemocare markets innovative product enhancements such as Validation Templates, Video Validation, Standard Integration Module, and Mock Regulatory Inspection. At this time Hemocare is the only Blood Bank System to offer this suite of products which assist customers in their efforts to remain compliant with regulatory agency guidelines. The Standard Integration Module was instrumental in the growth of laboratory vendors who have integrated and remarketed this product. The COMPANY currently has remarketing agreements with HBO and Company, Citation Computer Systems, Inc., Dynamic Healthcare Technologies, Inc., Keane, Inc., NLFC, Inc., and Shared Medical Systems, Inc.

         The Hemocare system is installed in approximately 260 hospitals which range in size from 100 beds to over 1,600 beds.

         PHARMACY  --  In  May  of  1990,   the  COMPANY   acquired   Digimedics
Corporation, one of the country's leading vendors of information management systems for hospital pharmacies. Digimedics had been developing and selling products and services to hospital pharmacies since 1976. In the mid-1980's, Digimedics introduced the first open systems version of a comprehensive pharmacy information management system. Digimedics Corporation is a wholly owned subsidiary of the COMPANY. Over 150 Digimedics systems have been installed at 125 hospitals (some hospitals have separate systems for inpatient and outpatient pharmacies).

         In June of 1996, Digimedics Corporation acquired certain assets of the U.S. based Pharmakon division ("Pharmakon") and a pharmacy management system company operating in the United Kingdom, JAC Computer Service, LTD. ("JAC") of Continental Healthcare Systems, Inc. ("Continental"). The Pharmakon operation has been subsequently merged with the Digimedics operation to form the Pharmacy Division of the COMPANY. The combination of client bases has increased the COMPANY's installed base of clinical information systems to approximately 825 (over 500 of which are pharmacy system installations). Installations which were already in existence in Canada together with the addition of the JAC client base provide the COMPANY with a significant international presence.


         Clients include leading research institutions such as the University of California Medical Center, San Francisco; Mt. Sinai Hospital, New York City; Columbia-Presbyterian Medical Center, New York City; University of Kansas Medical Center, Kansas City; University of Michigan Hospitals and Clinics, Ann Arbor; Sunnybrook Health Sciences Center, Toronto; and the Royal Free Hospital, London.


         During fiscal 1997, the Pharmacy Division introduced a new client/server pharmacy system known as Digimedics WORx(TM). This advanced system features a Microsoft Windows-based graphical user interface, point-and-click ad-hoc report writing, integrated inpatient/outpatient profiles, and a relational database management system. The COMPANY believes this system will be a major factor in the next generation of drug therapy management systems. Installation of this next generation system began in Fiscal 1997.

         Other WORx features include:

         A Cinical database and drug monographs (including foreign language monographs). An extensive array of drug therapy monitoring including drug interactions, allergy monitoring, dose range checking, therapeutic duplication, and drug alerts. A reporting system that may be tailored to local practice standards. Support for multiple drug delivery mechanisms. Extensive integration with financial systems, other clinical systems, and robotics.

         By taking advantage of its open architecture, WORx is capable of linking with expert systems, decision-support software, and clinical databases. WORx acts as the central hub for drug therapy information throughout the healthcare enterprise and will provide specialized tools for all aspects of pharmaceutical care.

         WORx can adapt to a diversity of hardware and networking environments. Utilizing technologies such as UNIX, Powerbuilder, C++ programming language, Informix Online Dynamic Server, Microsoft Windows, Windows 95, NT and Microsoft ActiveX(TM), WORx is positioned as a state of the art client/server solution.

         SURGIWARE -- In September 1990 the COMPANY licensed the right to market and relicense the Surgiware system for use in surgical suites. Surgiware is a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery. The Surgiware system integrates clinical data capture, inventory and equipment control, scheduling, quality assurance, and report writing. For example, the system contains a program that presents a proprietary, real-time moving schedule on a color graphics display allowing the user to visually identify potential scheduling conflicts based upon what is happening in the surgical suite at the moment and to test alternative solutions on the system. The core of the system is in its unique ability to gather and disseminate data at the point of care, providing unique advantages to hospitals in need of timely, accurate data on their surgical activities. Additional modules and functions can be added, such as a clinical data module that keeps track of all aspects of a patient's treatment, including pre-operative and post-operative control. The COMPANY has recently introduced PCCWIN, a Windows 95 based module that automates the preoperative case charting process.

         The benefits of a fully-implemented system include (a) improvement in the efficiency and output of operating rooms; (b) improvement in the management of staffing, equipment, and supplies; (c) improvement in inventory controls; and
(d) incremental billings resulting from procedures that, without Surgiware, might be overlooked for billing purposes because they either were unplanned or fall outside the billing category for the planned procedure. Surgiware also integrates clinical data capture, and equipment control, scheduling, quality assurance and report writing. These benefits can translate into significant revenues and savings, since, usually, the surgical suite produces more revenue than any other department and is the greatest cost center in the hospital. The record keeping functions of Surgiware can also be of significant benefit in the areas of quality assurance, risk management, and the accreditation of physicians.

         Surgiware uses the UNIX operating system, the "C" programming language, the INFORMIX SQL 4th generation relational database manager, and a fault-tolerant architecture that allows the personal computer that is placed in each operating room to operate independently in the event of a failure of the central Surgiware computer. The system has been ported to the IBM RS-6000 and the Data General AViiON series and to 386, 486, and Pentium IBM compatible personal computers.

         The COMPANY's marketing is concentrated on approximately 1,000 hospitals that have more than 300 beds and 10 operating rooms, where studies indicate that approximately 80% of all surgical services in this country are performed. The COMPANY has installed 25 Surgiware sites.

Sales and Marketing

         The COMPANY's three products are sold directly by nine full-time sales people, as well as four COMPANY officers, with the assistance of seven clinical specialists who demonstrate the systems and address technical questions. Sales leads and support are received from certain hardware manufacturers, especially IBM Corporation and Data General Corporation, for whose product the COMPANY acts as a Value Added Reseller. The COMPANY's products are also sold increasingly through remarketers who are vendors of laboratory and other information systems that offer COMPANY systems as subsystems of their product. The COMPANY has entered into agreements with vendors such as HBO and COMPANY (for both STAR and ALS product lines), Citation Computer Systems, Inc., Dynacor, Inc., Keane, Inc., NLFC, Inc., Shared Medical Systems, Inc., Triple G, and Dynamic Healthcare Technologies, Inc..

Software Support and Hardware Maintenance Services

         The COMPANY provides comprehensive service to its installed base of customers through its own service organization. Virtually all of the COMPANY's customers enter into software support agreements with either the COMPANY or its resellers which are renewed annually or at longer intervals, but, in the case of former Pharmakon customers, may be canceled by either party on 60 days notice. These agreements generally provide for 24-hour access to customer support staff, as well as periodic product enhancements and a limited product warranty for which the customer pays a monthly or annual fee subject to cancellation after a specified notice period. Some of the COMPANY's customers have also entered into agreements for hardware maintenance, which the COMPANY generally subcontracts to the hardware manufacturers.

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

         HEMOCARE -- The COMPANY currently competes principally with one other specialty vendor of stand-alone blood bank systems (Informedics, Inc.), which is a company of comparable size, and with three vendors (Cerner Corporation, Sunquest Information Systems, Inc. and Soft Computer Consultants) of laboratory information systems ("LIS") that contain a blood bank subsystem. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the COMPANY and have established reputations for success in developing and selling hospital information systems.

         DIGIMEDICS -- The COMPANY currently competes with numerous companies, including some of the leading vendors of healthcare information systems. With the acquisition of Pharmakon, the COMPANY believes that it has the largest number of stand-alone hospital pharmacy systems in its market. Many competitors have established reputations for success in developing and selling medical information systems and have far greater resources than the COMPANY. The principal competitors of the Digimedics system are believed to be Cerner Corporation, BDM Corp., HCS Corp., and Pharmacy Computer Systems, Inc., as well as numerous providers of complete healthcare information systems.

         SURGIWARE -- The competitors of Surgiware have significantly larger installed bases and have substantially greater technical, marketing, financial and other resources than the COMPANY and have established reputations for success in developing and selling hospital information systems. The principal vendors competing with the Surgiware division are believed to be Serving Software Incorporated, a wholly owned subsidiary of HBO Company, Enterprise Systems Incorporated and Atwork Corporation, a wholly owned subsidiary of Medaphis Corporation.

Copyright, Patents and Trade Secrets

         The COMPANY has relied primarily on copyright, trade secret protection and confidentiality agreements for protection of its software systems. Certain features of the Surgiware Division are covered by a patent held by the licensor.

Government Regulation

         The hospitals that comprise the primary market for the COMPANY's products must comply with various federal, state and local statutes and regulations. The adequacy of blood bank information management and record keeping is subject to inspection and review by the FDA. Hemocare and other blood bank systems are also subject to regulation by the FDA as medical devices. Consequently, the COMPANY and its competitors who provide blood bank information management systems are also subject to the jurisdiction of the FDA as suppliers of medical devices. The COMPANY has dedicated substantial time and resources in its attempts to comply with applicable guidelines and regulations and believes that it is in substantial compliance therewith.

         Hemocare experienced its first regular on-site FDA inspection in July, 1997. The Agency recommended minor changes to the in-house developed call tracking system to allow for a more precise method of problem identification, tracking and trending. These changes were put into practice on August 1, 1997. The COMPANY had previously identified a notice of system limitation which it updated in its user manual. This change to "documentation" was considered a labeling change by the FDA and is therefore classified as a "recall." However, a labeling recall does not require the customer to discontinue its use of the system. The vendor is required to update its medical device documentation with a more accurate description of its intended use. The Hemocare Product Center had already complied with this as part of its normal Good Manufacturing Practices at the time of its initial notification to customers in July.

         The FDA is in the process of developing new guidelines that it intends to apply to blood bank information systems and to the inspection of vendors of such systems. The COMPANY cannot predict whether it will be in compliance with these new guidelines or any future guidelines, regulations or inspection procedures. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on the operations of vendors of blood bank information systems including the COMPANY. Any of the COMPANY's other activities could also become subject to Congressional or governmental agency efforts to establish or expand governmental agency jurisdiction.

Miscellaneous

         The COMPANY software development costs were $2,155,000 during fiscal 1997 and $1,438,000 in fiscal 1996. These costs included write downs and amortization of software development costs. In addition, software costs of $929,000 and $496,000, respectively, were capitalized in each year. The COMPANY anticipates that it will continue to commit substantial resources to software development in the future. Furthermore, the COMPANY purchased $3,891,000 of research and development in the acquisition of Pharmakon and JAC, which was charged to operations expense in fiscal 1996.

         The COMPANY's business is not dependent on a single customer or a few customers. The COMPANY considers that its market area and customer base is United States, Canada and, through JAC Computer Services, LTD, in the U.K.

Employees

         As of June 30, 1997, the COMPANY had 123 full-time employees and 10 part-time employees, including 24 in sales and marketing, 88 in customer support and product development, and 21 in administration. None is represented by a labor union and the COMPANY considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The COMPANY's corporate headquarters are in Melville, New York, where the COMPANY occupies approximately 5,738 square feet under a lease that expires on July 31, 1998. The Digimedics Division is headquartered in Scotts Valley, California, where the COMPANY occupies approximately 11,646 square feet under a lease expiring May 1, 2001. The Pharmakon Division is headquartered in Overland Park, Kansas, where the COMPANY occupies approximately 13,683 square feet under a lease expiring September 30, 1998. The United Kingdom group is head quartered in Basildon, Essex, where the COMPANY occupies approximately 2,567 square feet under a lease expiring September 26, 2004. The COMPANY believes that its facilities are adequate for its current needs and that, if necessary, it will have no difficulty in securing alternate facilities at the expiration of its current leases.

ITEM 3.  LEGAL PROCEEDINGS


         The COMPANY is subject to legal proceedings and claims that arise in the ordinary course of business. In addition, Mediware Information Systems, Inc., ("Mediware") its wholly owned subsidiary, Digimedics, and Continental have been named as co-defendants in a litigation, Cedars-Sinai Medical Center vs. Mediware Information Systems, Inc. et al, commenced on March 26, 1997 in Los Angeles County Superior Court. The litigation arises out of a contract between Continental and the customer, under which Continental was to install certain computer equipment and software. The plaintiff alleges that computer equipment and software were not operational, and that the contract the plaintiff had with Continental was assigned without its consent to Digimedics when it acquired Continental's Pharmakon Division (See Note J and H to the Financial Statements). The plaintiff also alleges that Digimedics failed to honor the contract and that Mediware did not fulfill its promise to install and support the software as prescribed in the contract. The plaintiff's claims against Digimedics are for breach of contract, intentional interference with contract, and negligent interference with contract. The plaintiff's claims against Mediware are for promissory estoppel, intentional interference with contract, and negligent interference with contract. The plaintiff is seeking unspecified compensatory, consequential, and punitive damages. Management believes that the claims against the COMPANY are without merit and is vigorously opposing those claims, however, the outcome is presently undeterminable. In the opinion of management, the amount of potential liability with respect to the above actions will not materially affect the COMPANY's financial position or results of operations. The COMPANY is not aware of any proceedings contemplated by government authorities that would have a material adverse affect on the COMPANY or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The COMPANY did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended June 30, 1997.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         The COMPANY's Common Stock is traded in the over the counter market and is quoted on the Nasdaq Small Cap market ("Nasdaq") under the symbol MEDW. It is also traded on the Pacific Stock Exchange under the symbol MIS. Prior to August 1991, there was no established trading market for the COMPANY's Common Stock.

         The table below indicates the high and low of quoted bid market prices as reported by Nasdaq for the COMPANY's Common Stock for each quarter during the fiscal years ended June 30, 1996 and 1997.

               1st Quarter      2nd Quarter     3rd Quarter      4th Quarter
               ended 9/30       ended 12/31     ended 3/31       ended 6/30

                High   Low     High    Low     High    Low       High     Low

Fiscal 1997     4 1/8  3 3/4   4 5/8   3 1/8   4 3/4   3 1/4     6 1/8   2 5/8

Fiscal 1996     1 1/8   5/8    1 1/2   7/8     3 5/8   7/8       4 1/4   3


         Such over-the-counter quotations reflect intra-dealers prices, without retail mark-ups, mark downs or commissions, and may not represent actual transactions.

         The reported trading volume is low. As of June 30, 1997, the approximate number of shareholders of record of the COMPANY's Common Stock was 300.

         The listing maintenance standards of Nasdaq include a net tangible assets test which will become effective at the end of a phase-in period. The COMPANY believes that it meets the test by a small margin. The Pacific Stock Exchange ("PSE"), on which the Common Stock also is listed, has imposed new listing maintenance criteria based on net worth and tangible net assets. The COMPANY does not meet the new criteria; however, the PSE has granted the COMPANY a phase-in compliance period, until the end of 1997. If the COMPANY does not meet the new criteria of the PSE after the extended compliance period, it is subject to being delisted. If both listings are terminated because of failure to meet the applicable criteria, the liquidity for the COMPANY's Common Stock will be severely impaired in the absence of the development of a meaningful alternative to Nasdaq.

Dividend Policy

         The COMPANY has never paid dividends on its Common Stock and has no present intention to pay cash dividends on its Common Stock. Earnings, if any, will be used to finance the development and continued expansion of the COMPANY's business.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         In June of 1996, Digimedics Corporation, a wholly-owned subsidiary of the COMPANY, purchased the Pharmakon division and JAC, a U.K. affiliate, from Continental Healthcare Systems, Inc. ("Continental"). The total purchase price, net of acquisition costs, was approximately $9.7 million, $3.7 million of which was paid in cash and the remaining $6.0 million of which was satisfied pursuant to a promissory note issued to Continental, originally due November 30, 1996. On October 28, 1996 the promissory note was amended, providing among other things, an extension of the due date to August 1, 1997. The promissory note was further amended, effective July 21, 1997, to provide for a reduced principal amount to $4,196,000 and extended payment terms. The second amendment requires quarterly principal payments of $150,000 commencing October 31, 1997, with the balance due November 30, 1998, or earlier based upon a change in control or refinancing by the COMPANY and a reduction in the interest rate to 8.5% payable monthly. The COMPANY will review the financing needs of this promissory note and general cash requirements on an ongoing basis. It is expected that the COMPANY will require additional sources of liquidity to fund the payment of this promissory note along with other financing needs including potential acquisitions.

        The COMPANY entered into a service agreement with Continental as of the acquisition date which requires the COMPANY to perform functions in satisfying various in-process customer contracts, collection of Continental accounts receivables and other activities related to fulfilling post-acquisition Continental obligations. The service agreement provided that the COMPANY would retain 30% of the monies collected on the receivables which the COMPANY services plus $1,237,000. In connection with the amendment to the promissory note, the service agreement with Continental was also amended on July 21, 1997. The amended service agreement allows the COMPANY to retain 100% of accounts receivable amounts collected after the amendment date which had not been invoiced by Continental prior to the acquisition date. The promissory note was reduced by $437,000 (to $4,196,000) through the application of the amount owing from Continental to the COMPANY for completed services in accordance with the service agreement. Total fiscal 1997 revenues recorded from this service agreement approximate $1.2 million.

         To finance the cash portion of the acquisition, the COMPANY made a private placement of 1,692,308 shares of its Common Stock in June of 1996, at a price of $3.25 per share, for total proceeds before expenses of $5,500,000. Total expense for the June 1996 private placement aggregate $568,000. In order to provide for general cash needs, the COMPANY completed in August, 1997, a private placement of its securities. The COMPANY sold 400,000 shares of its Common Stock for $6.00 per share and issued warrants to purchase 40,000 shares of Common Stock at $6.00 per share (as part of its placement fee). The COMPANY has agreed to register the shares sold in the private placement with the Securities and Exchange Commission. Total proceeds before expenses were $2,400,000. Expenses of the August 1997 private placement and registration of the securities are estimated to be approximately $310,000.

         The COMPANY's cash and cash equivalent position at June 30, 1997 was $1,935,000, a decrease of $569,000 from fiscal year end 1996. At June 30, 1997 the net working capital was $2,487,000 and the current ratio was 1:4-1. The impact of the August, 1997 private placement on the COMPANY's cash and working capital position is shown (as if it had occurred on June 30, 1997) on an unaudited Pro Forma balance sheet in the financial statements (see Note M to the Financial Statements). The Pro Forma cash and cash equivalent position is $4,025,000; the pro-forma net working capital was $4,577,000 and the Pro Forma working capital ratio was 1.7 to 1. The Pro Forma balances are not prospective information. Actual cash and working capital amounts at the time of the private placement may differ significantly from such Pro Forma amounts.


         In order to cover its cash needs during fiscal years 1994 and 1995, the COMPANY carried out financing programs under which it borrowed an aggregate of $1,299,000 from investors, including directors. As part of the financing package such investors received promissory notes along with 1,040,025 warrants to purchase shares of common stock, exercisable at $0.50 per share and 129,695 warrants exercisable at $1.25 per share. During fiscal year 1996, the COMPANY repaid $120,000, leaving a balance of $1,179,000. In May of 1996, some of the investors exercised 495,025 of the $0.50 warrants for a total of $247,512.50. A portion of these funds was used by the COMPANY for the acquisition of Pharmakon and JAC. In September of 1997, $325,000 of the $1,179,000 balance was repaid to individuals whose notes were not subordinate to the Continental promissory note. Effective September 15, 1997 these note holders agreed to reduce the interest on this unpaid amount from 12% to 9% leaving the unpaid balance of $854,000 owing to two directors and another person.

         The COMPANY has procured a line of credit from a bank in the total sum of $75,000. As of June 30, 1997, there were no balances outstanding under this facility.

Material Changes in Results of Operations: Fiscal 1997 vs. Fiscal 1996

         Total revenue increased by $8,087,000 or 78% from $10,432,000 in fiscal 1996 to $18,519,000 in fiscal 1997. The increase is primarily attributable to the Pharmakon and JAC acquisition ("Acquisition"). Pharmakon and JAC contributed $163,000 or less than one month in revenue in fiscal 1996 and $7,547,000 for a full year in fiscal 1997.

         System sales increased by $448,000 or 8% from $5,781,000 to $6,229,000 in fiscal 1997. Pharmakon and JAC system sales increased $1,361,000 in fiscal 1997 from the prior year. The sales increase from the Acquisition was offset primarily from a decrease in Hemocare system sales. Hemocare shifted pricing focus from initial system dollar revenue to increased long-term maintenance and support service revenue.

         Service revenues increased 164% or $7,639,000 in fiscal 1997 vs. fiscal 1996. Service revenue increases in fiscal 1997 vs. fiscal 1996 were principally due to the Pharmakon and JAC Acquisition, which recorded an increase of $6,023,000. Additionally, Hemocare service revenues increased by $1,018,000 in fiscal 1997 over the prior year due largely to a focused marketing emphasis on increasing service revenues.

         Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients along with related transportation costs. As a percentage of related sales, cost of systems increased 4% from 35% in fiscal 1996 to 39% in fiscal 1997. This increase reflects a higher proportion of third party software and computer hardware in fiscal 1997 vs. fiscal 1996 which is sold at lower gross margins than company produced product sales.

         Cost of services include salaries of client service personnel, communications expenses, unreimbursed travel, and training expenses along with related office and other direct expenses. Cost of Services increased $1,510,000 or 108% in fiscal 1997 as compared to fiscal 1996. As a percentage of service revenue, cost of services decreased 6% from 30% in fiscal 1996 to 24% in fiscal 1997. The increase in expense is principally due to the Acquisition. Due to the relatively fixed staffing and other expense within cost of services, the increase in corresponding service revenues resulted in higher gross margins.

         Software development costs include salaries, documentation, office and other expenses incurred in product development along with amortization of software development costs. Software development costs increased 50% or $717,000 in fiscal 1997 vs. fiscal 1996. This increase is primarily the result of the Pharmakon and JAC acquisition. Pharmakon and JAC development expenses were $761,000 in fiscal 1997 and $21,000 in fiscal 1996 (from under one month of activity in fiscal 1996). Total expenditures for software development, including both capitalized and non-capitalized portions for fiscal 1997 and fiscal 1996 were $2,591,000 and $1,452,000. These amounts exclude amortization. Capitalized software cost additions were $929,000 and $496,000 for fiscal 1997 and fiscal 1996 respectively. The increase in the percentage of costs capitalized is primarily due to WORx product software development. The WORx development project reached technical feasibility in early fiscal 1997. During fiscal 1996, the COMPANY recorded a charge to operations of $3,891,000 for acquired research and development from the Pharmakon acquisition. There was no such charge in fiscal 1997. Management expects continued increases in software development in the future.

         Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. Selling, general and administrative expenses increased 66% or $3,253,000 from $4,960,000 in fiscal 1996 to $8,213,000 in fiscal 1997. The Pharmakon and JAC acquisition accounted for the majority, or $2,924,000, of this increase.

         Net interest expense increased $457,000 or 226.% from $202,000 in fiscal 1996 to $659,000 in fiscal 1997. This increase is primarily due to the promissory note issued in connection with the Acquisition.

         In fiscal years ended 1997 and 1996 the COMPANY reported income tax of $85,000 and $6,000 or an effective rate of 3.9% in fiscal 1997 (fiscal 1996 was a loss year). Income tax for both years has principally been state and local. The COMPANY utilized net operating loss carry forwards in fiscal 1997 (see note I to the Financial Statements). The COMPANY has a deferred tax asset of $3,781,000 at June 30, 1997 which is fully reserved as the likelihood of its future utilization cannot be presently determined. Future utilization of the deferred tax asset is dependent upon the COMPANY's future profitability as well as the outcome of various acquisition and other strategies and planned increased software development activities both of which management expects will result in future tax deductions reducing or eliminating any taxable income.

         The COMPANY had net earnings of $2,081,000 or $0.35 per share in fiscal 1997. In fiscal 1996, the COMPANY's reported net (loss) of ($3,491,000) or ($1.24) per share, which included $3,891,000 of acquired research and development write-downs.

ITEM 7. FINANCIAL STATEMENTS

              MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATMENTS


                                                                            Page
                                                                            ----

Consolidated Financial Statements

   Independent auditors' report ..........................................   F-2

   Balance sheet as of June 30, 1997 .....................................   F-3

   Statements of operations for the years
   ended June 30, 1997 and 1996 ..........................................   F-4

   Statements of stockholders' equity for
   the years ended June 30, 1997 and 1996 ................................   F-5

   Statements of cash flows for the years
   ended June 30, 1997 and 1996 ..........................................   F-6

   Notes to financial statements .........................................   F-7


              MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Mediware Information Systems, Inc.
Melville, New York


We have audited the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. and subsidiaries as of June 30, 1997 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended June 30, 1997 in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP

New York, New York
August  28, 1997

              MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                              As of June 30, 1997

                                                                                                            Pro Forma
                                                                                            Historical       (Note M)
                                                                                                           (Unaudited)
ASSETS (Note E)
Current assets:
   Cash and cash equivalents (Note H) ................................................   $  1,935,000    $  4,025,000
   Accounts receivable, less estimated doubtful accounts of $282,000 (Notes A and J) .      6,357,000       6,357,000
   Inventories (Note A) ..............................................................         56,000          56,000
   Prepaid expenses and other current assets .........................................        304,000         304,000
                                                                                         ------------    ------------

      Total current assets ...........................................................      8,652,000      10,742,000

Fixed assets, at cost, less accumulated depreciation of $1,572,000 (Notes A and C) ...        752,000         752,000
Capitalized software costs (Notes A and D) ...........................................      1,448,000       1,448,000
Excess of cost over fair value of net assets acquired, net of accumulated amortization
   of $732,000 (Notes A and B) .......................................................      6,419,000       6,419,000
Other assets .........................................................................         78,000          78,000
                                                                                         ------------    ------------

                                                                                         $ 17,349,000    $ 19,439,000
                                                                                         ============    ============

LIABILITIES
Current liabilities:
   Accounts payable ..................................................................   $    713,000    $    713,000
   Accrued expenses and other current liabilities (Note F) ...........................      2,032,000       2,032,000
   Advances from customers (Note A) ..................................................      2,106,000       2,106,000
   Current portion of capital leases payable .........................................        102,000         102,000
   Notes payable (Note E) ............................................................      1,212,000       1,212,000
                                                                                         ------------    ------------

      Total current liabilities ......................................................      6,165,000       6,165,000

Notes payable, less current portion (Note E) .........................................      4,600,000       4,600,000
Capital leases payable, less current portion .........................................         60,000          60,000
                                                                                         ------------    ------------

      Total liabilities ..............................................................     10,825,000      10,825,000
                                                                                         ------------    ------------

Commitments and contingencies (Note H)

STOCKHOLDERS' EQUITY (Note G)
Preferred stock - $.01 par value; authorized 10,000,000 shares; none issued and outstanding
Common stock - $.10 par value; authorized 12,000,000 shares; 5,056,486 shares issued
   and outstanding ...................................................................        506,000         510,000
Additional paid-in capital ...........................................................     13,621,000      15,707,000
Unearned compensation ................................................................        (91,000)        (91,000)
Cumulative foreign currency translation adjustment ...................................         36,000          36,000
(Deficit) ............................................................................     (7,548,000)     (7,548,000)
                                                                                         ------------    ------------

      Total stockholders' equity .....................................................      6,524,000       8,614,000
                                                                                         ------------    ------------

                                                                                         $ 17,349,000    $ 19,439,000
                                                                                         ============    ============




See notes to financial statements                                                                                       F-3

              MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                                       Year Ended June 30,
                                                                     1997            1996
                                                                    ------           -----

Revenues:
   System sales ..............................................   $  6,229,000    $  5,781,000
   Services ..................................................     12,290,000       4,651,000
                                                                 ------------    ------------

      Total revenues .........................................     18,519,000      10,432,000
                                                                 ------------    ------------

Costs and expenses:
   Cost of systems ...........................................      2,413,000       2,023,000
   Cost of services ..........................................      2,913,000       1,403,000
   Purchased research and development (Note B) ...............                      3,891,000
   Software development costs ................................      2,155,000       1,438,000
   Selling, general and administrative .......................      8,213,000       4,960,000
                                                                 ------------    ------------

      Total costs and expenses ...............................     15,694,000      13,715,000
                                                                 ------------    ------------

Earnings (loss) before interest and provision for income taxes      2,825,000      (3,283,000)
Interest income ..............................................         81,000          14,000
Interest (expense) ...........................................       (740,000)       (216,000)
                                                                 ------------    ------------

Earnings (loss) before provision for income taxes ............      2,166,000      (3,485,000)
Income tax provision (Notes A and I) .........................         85,000           6,000
                                                                 ------------    ------------

Net earnings (loss) ..........................................   $  2,081,000    $ (3,491,000)
                                                                 ============    ============

Earnings (loss) per share (Note A) ...........................   $       0.35    $      (1.24)
                                                                 ============    ============

Weighted average number of common and common
   equivalent shares .........................................      5,917,441       2,817,405
                                                                 ============    ============
















                     See notes to financial statements

              MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity


                                                                                  Unearned
                                                                                  Portion of                     Foreign
                                                                    Additional  Compensatory                   Currency
                                                   Common Stock       Paid-in       Stock                     Translation
                                              Shares      Amount      Capital      Options       (Deficit)     Adjustment   Total
                                             --------    --------    --------     ---------      ---------    -----------   -----

Balance - July 1, 1995 ..................    2,596,410   $  260,000  $ 8,147,000                $ (6,138,000)            $2,269,000
Shares issued to directors ..............       86,040        9,000       86,000                                             95,000
Exercise of warrants ....................      495,025       49,000      198,000                                            247,000
Shares issued in connection with
   private placement (Note G) ...........    1,723,076      172,000    4,891,000                                          5,063,000
Shares issued as fees for acquisitions
   (Note B) .............................       30,769        3,000       97,000                                            100,000
Net loss ................................                                                         (3,491,000)            (3,491,000)
                                            -----------   ----------  ----------                 -----------   --------    ---------

Balance - June 30, 1996 .................    4,931,320      493,000   13,419,000                  (9,629,000)             4,283,000
Shares issued to directors (to be
   delivered during fiscal 1998) ........       25,000        3,000       91,000                                             94,000
Exercise of stock options ...............      100,166       10,000      125,000                                            135,000
Compensatory stock options issued .......                                117,000     (91,000)                                26,000
Registration costs incurred in connection
   with private placement (Note G) ......                               (131,000)                                          (131,000)
Foreign currency translation ............                                                                      36,000        36,000
Net earnings ............................                                                         2,081,000               2,081,000
                                            ----------   ----------  -----------  -----------   -----------  --------    ----------

Balance - June 30, 1997 .................    5,056,486   $  506,000  $13,621,000  $  (91,000)   $(7,548,000) $ 36,000    $6,524,000
                                            ==========   ==========  ===========  ===========   ===========  ========    ==========









                        See notes to financial statements

              MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                          Year Ended June 30,
                                                                                         1997            1996
                                                                                        ------           -----

Cash flows from operating activities:
   Net earnings (loss) ..........................................................   $  2,081,000    $ (3,491,000)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Shares issued to directors ..............................................         94,000          95,000
        Compensatory stock options issued to consultants ........................         26,000
        Provision for doubtful accounts .........................................        261,000         162,000
        Depreciation and amortization ...........................................      1,058,000         709,000
        Purchased research and development ......................................                      3,891,000
        Changes  in  operating  assets  and  liabilities,  net of  effects  from purchase of Pharmakon & JAC:
              Accounts receivable ...............................................     (2,729,000)       (620,000)
              Inventories .......................................................        152,000         (53,000)
              Prepaid and other assets ..........................................       (151,000)        (28,000)
              Accounts payable, accrued expenses and customer advances ..........      1,209,000         665,000
                                                                                    ------------    ------------

                Net cash provided by operating activities .......................      2,001,000       1,330,000
                                                                                    ------------    ------------

Cash flows from investing activities:
   Acquisitions of fixed assets .................................................       (262,000)       (127,000)
   Capitalized software costs ...................................................       (929,000)       (496,000)
   Purchase of Pharmakon and JAC, net of cash acquired ..........................                     (3,893,000)
                                                                                    ------------    ------------

                Net cash used in investing activities ...........................     (1,191,000)     (4,516,000)
                                                                                    ------------    ------------

Cash flows from financing activities:
   Repayment of debt ............................................................     (1,383,000)       (129,000)
   Proceeds from exercise of options and warrants ...............................        135,000         247,000
   Proceeds (expenses) of private placement .....................................       (131,000)      5,063,000
                                                                                    ------------    ------------

                Net cash provided by (used in) financing activities .............     (1,379,000)      5,181,000
                                                                                    ------------    ------------

Net (decrease) increase in cash and cash equivalents ............................       (569,000)      1,995,000
Cash and cash equivalents - beginning of year ...................................      2,504,000         509,000
                                                                                    ------------    ------------

Cash and cash equivalents - end of year .........................................   $  1,935,000    $  2,504,000
                                                                                    ============    ============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest .................................................................   $    582,000    $     64,000
       Income taxes .............................................................   $     46,000    $      6,000
   Noncash transactions:
      Equipment acquired with capital leases ....................................   $    120,000    $     41,000

   TheCompany made  acquisitions  for  $3,893,000 of cash in the year ended June
      30, 1996.  The  purchase  price was  allocated to the assets  acquired and liabilities
      assumed based on their fair value as indicated in Note B ..................                   $ 10,004,000
   Less cash acquired ...........................................................                   $    (11,000)
   Promissory note issued .......................................................                   $ (6,000,000)
   Common stock issued ..........................................................                   $   (100,000)
                                                                                                    ------------

                                                                                                    $  3,893,000
                                                                                                    ============




                        See notes to financial statements

Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

 [1]   Cash equivalents:

       The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

 [2]   Revenue recognition:

       Revenues are derived primarily from the sale of clinical information systems along with related service activities. Service activities generally include installation, training, maintenance, and support. The Company also derives revenue from the sale of computer hardware.

       System sales contracts generally include the licensing of the company's information system software, services related to the training and installation of the software and sale of computer hardware. Pre-packaged software revenue is recognized upon delivery. Computer hardware revenue is recognized upon shipment. Training and system installation revenue is recognized when services are performed. Support and maintenance revenue is recognized on a pro-rata basis over the period of the contract. Contracts for the Pharmakon software that pre-dated the acquisition of Pharmakon (Note B) are recognized as revenue using the percentage-of-completion method provided that collectibility is determinable.

 [3]   Inventories:

       Inventories, which consist of equipment purchased for resale, are valued at the lower of cost or market. Cost is determined by the specific identification method.

 [4]   Fixed assets:

       Furniture and equipment are depreciated by the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized by the straight-line method over the remaining terms of the respective leases.

 [5]   Software development costs:

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

       Costs to maintain developed programs and other development costs incurred prior to achievement of technical feasibility are expensed as incurred. Such costs were $1,662,000 and $956,000 for the years ended June 30, 1997 and 1996, respectively. Software development costs reported on the consolidated statements of operations include amortization (Note D).

Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]    Excess of cost over the fair value of net assets acquired:

       The excess of cost over the fair value of net assets acquired, which arose from the acquisitions of Digimedics, Pharmakon and JAC, is being amortized on a straight-line basis over twenty years. Management continually reevaluates the appropriateness of the amortization periods and related carrying amount. Goodwill is adjusted if events and circumstances indicate that an other than temporary decline in value below the current unamortized historical cost has occurred. Several factors are used to evaluate goodwill, including but not limited to management's plans for future products and operations, market position and continual acceptance, recent operating results and projected undiscounted cash flows.

 [7]   Advances from customers:

       Advances from customers represent contractual payments received by the Company. Such amounts are recorded as income upon delivery of the system with respect to system revenues or over the life of the service agreement with respect to service revenue.

 [8]   Income taxes:

       The Company utilizes the method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Pursuant to SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date. The resulting asset or liability is adjusted to reflect enacted changes in tax law.

 [9]   Earnings (loss) per share:

       Earnings (loss) per share are based on the weighted average number of shares outstanding during each year. Stock options and warrants are included as share equivalents using the modified treasury stock method.

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

[11]   Impairment of long-lived assets:

       During the year ended June 30, 1997 the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets, and goodwill related to those assets. The adoption of SFAS 121 had no effect on the Company's financial statements.

Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12]   Financial instruments:

       The carrying amounts of accounts receivable, accounts payable, accrued expenses, capitalized lease obligations and long-term debt approximate their fair value as the interest rates on the Company's indebtedness appproximate current market rates and due to the short period to maturity of these instruments.





[13]   Stock-based compensation:

       In  October  1995,  the  Financial   Accounting  Standards  Board  issued
       Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees" and disclose the pro forma effects on net and earnings (loss) per share had the fair value of options been expensed. Under the provisions of APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note
       G).

[14] Recently issued accounting pronouncements:

       In  February  1997,  the  Financial  Accounting  Standards  Board  issued
       Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculation. This statement will be effective for the second quarter of the Company's 1998 fiscal year and will require retroactive restatement of previously reported per share data. The Company has not yet quantified what effect the adoption of SFAS 128 will have on its earnings per share of common stock.

       In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements will be effective for the Company's 1999 fiscal year. Implementing SFAS 130 and SFAS 131 will not effect the Company's financial position or results of operations.


NOTE B - ACQUISITIONS

On June 17, 1996, Digimedics and Information Handling Services Group, Inc. ("IHS") and its wholly owned subsidiary, Continental Healthcare Systems, Inc. ("Continental"), entered into an Asset Purchase Agreement whereby Digimedics purchased from Continental its Pharmakon division ("Pharmakon") on that date. Also on June 17, 1996, Digimedics purchased from Holland America Investment Corporation, a wholly owned subsidiary of IHS, all of the issued and outstanding capital stock of JAC, a United Kingdom corporation. Pharmakon and JAC develop, install and maintain computerized information systems for hospital pharmacies. Digimedics paid an aggregate of $3,666,000 in cash and issued a $6,000,000 secured promissory note (Note E) for both acquisitions.

Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE B - ACQUISITIONS   (CONTINUED)

Digimedics also incurred acquisition costs of $238,000 in cash (of which approximately $76,000 was to a related party see Note K) and issued 30,769 shares of common stock valued at $100,000 as a fee to related parties.

The purchase price has been allocated to the assets acquired, including cash of $11,000, and liabilities assumed based on their fair values as follows:


Purchase price:
   Cash ................................................   $  3,666,000
   Note payable ........................................      6,000,000
   Costs of acquisition ................................        338,000
                                                           ------------

                                                           $ 10,004,000
                                                           ============

Assets acquired and liabilities assumed:
   Current assets ......................................   $    638,000
   Fixed assets ........................................        248,000
    Other assets .......................................        151,000
   Purchased research and development ..................      3,891,000
   Excess of cost over fair value of net assets acquired      5,873,000
   Current liabilities .................................       (797,000)
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

Pro forma summary consolidated results of operations, based on the original agreement, assuming the acquisition of Pharmakon and JAC had taken place on July 1, 1995 is as follows:


                                                           Year Ended
                                                         June 30, 1996
                                                          (Unaudited)

Revenue ...................................................$18,965,000
                                                           ===========

Net earnings ..............................................$    26,000
                                                                ======

Earnings per share ........................................$       .01
                                                                   ===



Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE C - FIXED ASSETS

Fixed assets consist of the following as at June 30, 1997:



Computer, machinery, and office equipment   $1,996,000
Furniture ...............................      310,000
Leasehold improvements ..................       18,000
                                            ----------

                                             2,324,000
Less accumulated depreciation ...........    1,572,000
                                             ---------

                                            $  752,000
                                            ==========


NOTE D - CAPITALIZED SOFTWARE COSTS


                                                                  June 30,
                                                             1997         1996
                                                         -----------    --------

Balance, beginning of year (net of accumulated
   amortization) .....................................   $ 1,012,000    $   998,000
Additions ............................................       929,000        496,000
Amortization .........................................      (493,000)      (482,000)
                                                         -----------    -----------

Balance, end of year (net of accumulated amortization)   $ 1,448,000    $ 1,012,000
                                                         ===========    ===========


NOTE E - NOTES PAYABLE

At June 30, 1997 the Company has outstanding notes payable as follows:


Promissory note issued in connection  with the  acquisition of Pharmakon and JAC
   (the "Acquisition  Note") (Note B) guaranteed by the Company,  collateralized by  substantially  all of the assets of Digimedics  and all of the issued and outstanding  stock of  Digimedics  and JAC. The loan  agreement,  among other matters,  restricts  the  Company  with  respect  to  incurring  any  lien or encumbrance on its property or assets, entering into new
   indebtedness and paying any dividends (1) ...................................   $4,633,000

Notes issued during the years ended June 30, 1995 and 1994,  bearing interest at
   12% per annum, due on demand, collateralized by the trade accounts receivable
   of Digimedics (including $804,000 owed to directors)(2) .....................    1,179,000
                                                                                    ---------

                                                                                    5,812,000
Less current maturities ........................................................    1,212,000
                                                                                    ---------

Balance due during fiscal year ending June 30, 1999 ............................   $4,600,000
                                                                                    =========

Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE E - NOTES PAYABLE  (CONTINUED)

           (1) On October 28, 1996 the Acquisition Note was amended to provide for an extension of the original due date to August 1, 1997. The extension agreement provided for an immediate payment of $1 million and monthly payments of $100,000 for principal and interest. In addition, the interest rate was increased to 15% on approximately $3,763,000 and 8.25% on the remaining $1,237,000. The agreement provided for the monthly payments to be first applied to the interest on the $1,237,000 portion of the loan and the remainder applied to the interest, then principal, of the portion of the loan which bears interest at 15%.

                Effective July 21, 1997, the Acquisition Note was further amended. The second amendment provides for (i) a reduction of the principal balance by $437,000, which amount was owing by Continental to Digimedics pursuant to a service agreement (Note
                J), (ii) extended payment terms which require quarterly principal payments of $150,000 commencing October 31, 1997 with the balance due on November 30, 1998, or earlier in the event of a change in control or refinancing by the Company as described in the amended agreement, and (iii) a reduction in the interest rate to 8.5% payable monthly. The note is classified in the accompanying financial statements based on the amended payment terms.

           (2) Of these notes, $854,000 are subordinated to the Acquisition Note and are accordingly classified as long-term debt. In conjunction with the issuance of these notes the Company issued warrants to purchase 1,040,025 shares of common stock for $0.50 per share and 129,695 shares for $1.25 per share, exercisable through September 30, 2004. During May 1996, 495,025 of the $0.50 warrants were exercised.


NOTE F - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 1997:



Wages and related benefits ..................................   $  895,000
Professional fees (including $96,000 due to  a related party
see Note K) .................................................      205,000
Interest (including $323,000 due to directors) ..............      469,000
Income tax ..................................................       42,000
Other .......................................................      421,000
                                                                ----------

                                                                $2,032,000
                                                                ==========


NOTE G - STOCKHOLDERS' EQUITY

[1]   Stock options and warrants:

      Pursuant to the Company's Stock Option Plan (the "Plan") the number of shares which may be issued is equal to twenty percent of the outstanding shares of common stock, except that no more than 500,000 shares may be issued pursuant to incentive stock options. The options entitle holders to purchase shares of common stock at an exercise price not less than the fair value of the common stock at the date of grant. Up to 511,519 additional options may be issued under this plan.

Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[1]   Stock options and warrants:  (continued)

      The Company also has options outstanding pursuant to a 1982 Stock Option Plan (the "1982 Plan") and a Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Plan"). No additional options may be granted under the 1982 Plan or the Non-Employee Directors Plan. The options under the Non-Employee Directors Plan entitle the holders to purchase shares of common stock at a price equal to the fair value on the date of grant.

      In November 1996, the Company granted a director of the Company options to purchase 75,000 shares of common stock at $3.50 per share pursuant to a consulting agreement. The options are exercisable at a rate of 25,000 options per annum commencing November 1, 1997 and expire on November 1, 2001. The Company determined the fair value of these options to be approximately $117,000 which is being charged to operations over three years.

      The following table sets forth summarized information concerning the Company's stock options:


                                                                    Year Ended June 30,
                                                                    -------------------
                                                             1997                        1996
                                                           ------                        -----
                                                                  Weighted                     Weighted
                                                                  Average                      Average
                                                                  Exercise                     Exercise
                                                     Shares        Price          Shares        Price
                                                     ------        -----          ------        -----
Options outstanding at beginning of year             601,674      $1.37            578,565      $1.42
Granted                                              226,669      $3.22             80,002      $1.14
Exercised                                           (100,166)     $1.35                  0
Cancelled                                            (27,355)     $2.29            (56,893)     $1.54
                                                  ----------                     ---------

Options outstanding at end of year                   700,822      $1.93            601,674      $1.37
                                                    ========                      ========

Options exercisable at end of year                   408,915      $1.56            438,060      $1.50
                                                    ========                      ========


      The following table presents information relating to stock options outstanding at June 30, 1997:


                                          Options Outstanding         Options Exercisable
                                          -------------------         -------------------
                                                        Weighted
                                        Weighted        Average                  Weighted
                                        Average        Remaining                  Average
        Range of                        Exercise        Life in                  Exercise
     Exercise Price         Shares       Price           Years       Shares       Price
     --------------         ------       -----           -----       ------       -----

     $1 - $1.76            460,124      $1.13            6.01       363,217       $1.17
     $2.80 - $3.625        211,669      $3.22            7.55        16,669       $3.625
     $5.25                  29,029      $5.25            2.00        29,029       $5.25
                           -------                                  --------

                           700,822      $1.93            6.31       408,915       $1.56
                          --------                                  ========

      The Company has outstanding warrants for the purchase of 545,000 shares of its common stock at $.50 per share and for the purchase of 129,695 shares at $1.25 per share exercisable through September 30, 2004 (Note E).

Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[1]   Stock options and warrants:  (continued)

      The weighted-average fair value at date of grant for options granted during the year ended June 30, 1997 and 1996 was $1.89 and $0.73 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:


                                                           June 30,
                                                     1997           1996
                                                    ------          -----
Risk-free interest rates                          5.6% - 6.5%      5.9% - 6%
Expected option life in years                        3 - 8           3 - 8
Expected stock price volatility                       50%             80%
Expected dividend yield                                0               0


      Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net earnings (loss) for the years ended June 30, 1997 and 1996 would have been $2,010,000 and $(3,521,000) or $0.34 per share and $(1.25) per share, respectively.

[2]   Private Placement:

      During June 1996, the Company completed a private placement of its securities. The Company issued 1,692,308 shares of its common stock for $3.25 a share, yielding gross proceeds of approximately $5,550,000. In connection with the private placement and the related registration of the securities (pursuant to registration rights granted to the investors) the Company incurred costs aggregating $568,000 (of which approximately $118,000 was paid to a related party) ( see Note K). The Company recorded $437,000 of these costs during the fiscal year ended June 30, 1996 and $131,000 during the fiscal year ended June 30, 1997. The Company also issued 30,768 sharesof common stock to related parties as a placement fee valued at $100,000.


NOTE H - COMMITMENTS AND CONTINGENCIES

[1]   Operating leases:

      Rental commitments for the remaining term of the Company's noncancellable leases relating to office space expiring at various dates through 2004 are as follows:


        Year Ending
          June 30,

         1998                          $   489,000
         1999                              245,000
         2000                              191,000
         2001                              170,000
         2002                               48,000
         Thereafter                         97,000
                                       -----------
                                       $ 1,240,000
                                       ===========


Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE H - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[1]   Operating leases:  (continued)

      Certain leases provide for additional payments for real estate taxes and insurance and contain an escalation clause for increases in utilities and services. Rental expense for the years ended June 30, 1997 and 1996 aggregated $442,000 and $213,000, respectively.

[2]   Software license agreement:

      In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms. The Company is required to pay royalties of 5% to 15% of sales of the product.

[3]   Contingency:

      Mediware Information Systems, Inc., ("Mediware") its wholly owned subsidiary, Digimedics, and Continental have been named as co-defendants in a litigation which has been commenced by a former customer of Continental. The litigation arises out of a contract between Continental and the customer, under which Continental was to install certain computer equipment and software. The plaintiff alleges that computer equipment and software were not operational, and that the contract the plaintiff had with Continental was assigned without its consent to Digimedics when it acquired Continental's Pharmakon Division (see Note J). The plaintiff also alleges that Digimedics failed to honor the contract and that Mediware did not fulfill its promise to install and support the software as prescribed in the contract. The plaintiff's claims against Digimedics are for breach of contract, intentional interference with contract, and negligent interference with contract. The plaintiff's claims against Mediware are for promissory estoppel, intentional interference with contract, and negligent interference with contract. The plaintiff is seeking unspecified compensatory, consequential, and punitive damages. Management believes that the claims against the Company are without merit and is vigorously opposing those claims, however, the outcome is presently undeterminable. In the opinion of management any potential liability with respect to this litigation will not materially affect the company's financial position or results of operations.

[4]   Other matters:

      Substantially all of the Company's cash is held at two large financial institutions.


NOTE I - INCOME TAXES

The provision for income taxes consists of the following:


                                                          Year Ended June 30,
                                                      1997                 1996
                                                     ------               -----
Federal .............................               $28,000
State ...............................                51,000               $6,000
Foreign .............................                 6,000
                                                      -----               ------

                                                    $85,000               $6,000
                                                    =======               ======


Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE I - INCOME TAXES  (CONTINUED)

The principal components of deferred tax assets, liabilities and valuation allowance are as follows:


Deferred tax assets:
   Net operating loss carryforwards ..............................   $ 2,312,000
   Business tax credit carryforwards .............................       359,000
   Purchased research and development ............................     1,449,000
   Valuation reserves and accruals deductible in different periods       242,000
   Other .........................................................        28,000
                                                                     -----------

                                                                       4,390,000
Valuation allowance ..............................................    (3,781,000)
                                                                      ----------

                                                                         609,000
                                                                         -------
Deferred tax liabilities:
   Software cost capitalization ..................................       579,000
   Amortization differences ......................................        30,000
                                                                          ------

                                                                         609,000
                                                                         -------

Net deferred tax asset ...........................................   $         0
                                                                     ===========

The Company has recorded a valuation allowance for the amount by which deferred tax assets exceed deferred tax liabilities as the likelihood of its future realization cannot be presently determined.

The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:


                                                                   Year Ended June 30,
                                                                 1997           1996*
                                                                ------          -----

Income tax provision (benefit) - statutory rate ...........   $ 736,000    $(1,187,000)
Provision for state income taxes (benefit) - net of federal
   benefit (expense) ......................................     134,000       (181,000)
(Reduction) increase in valuation allowance on deferred
   tax assets .............................................    (857,000)     1,374,000
Non deductible items ......................................      66,000
Other .....................................................       6,000
                                                               --------      ---------

                                                              $  85,000    $     6,000
                                                              =========    ===========

*Reclassified to be comparative to the current year.

At June 30, 1997 the Company has available net operating loss carryforwards to reduce future federal taxable income of approximately $5,780,000. At June 30, 1997 the Company also has available general business tax credit carryforwards to reduce future current federal income tax expense of approximately $359,000. The net operating loss carryforwards and business tax credit carryforwards expire in various amounts through 2009 and 2012, respectively.

Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTE J - SERVICE AGREEMENT

Concurrent with the acquisition of Pharmakon, Digimedics entered into an agreement with Continental to perform Continental's obligation to provide certain services for customers of Continental, such services to include installation of systems, customizing systems, and providing hardware. The agreement also provides for Digimedics to assist Continental in the collection of certain billed and unbilled accounts receivable, principally due from the customers who will receive the above mentioned services. Digimedics was to be paid approximately $1,237,000 plus 30% of amounts collected for performing the foregoing services.

Effective July 21, 1997 the above agreement was modified to provide that Digimedics will be entitled to retain 100% of any amounts collected after July 21, 1997 with respect to accounts receivable which had not been billed by Continental prior to the acquisition date. In addition, that amount to be paid by Continental to Digimedics was reduced from $1,237,000 to $437,000. Such amount ($437,000) was effectively received as of July 21, 1997 by the reduction of principal amount of the Acquisition Note. This payment was for work performed to date for servicing the various customers and is included in accounts receivable at June 30, 1997 (Note E).


NOTE K - RELATED PARTY TRANSACTIONS

During the years ended June 30, 1997 and 1996 approximately $183,000 and $166,000, respectively, was incurred for legal fees provided by a firm, a counsel to which is also a director of the Company. The majority of these fees represent costs incurred in connection with the Company's acquisitions referred to in Note B and the private placement of the Company's securities referred to in Note G.


NOTE L - INFORMATION ON BUSINESS SEGMENTS

The Company operates in only one business segment, specifically engaging in development, installation and maintenance of computerized information systems for hospitals. The Company's worldwide activities consist of operations in the United States and the United Kingdom. Revenue, income and identifiable assets by geographical area as at and for the year ended June 30, 1997 are as follows:


                                         United         United      Consolidated
                                         States        Kingdom         Total

Revenues from unaffiliated customers   $16,568,000   $ 1,951,000    $18,519,000

Net earnings (loss) ................     2,099,000       (18,000)     2,081,000

Identifiable assets ................    15,936,000     1,413,000     17,349,000


                                      F-17

Notes to Financial Statements
June 30, 1997
MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTE M - PRO FORMA BALANCE SHEET DATA (UNAUDITED)

In August 1997 the Company completed a private placement of its securities and issued 400,000 shares of its common stock for $6.00 per share. The Company also issued warrants to purchase 40,000 shares of common stock at $6.00 per share as a placement fee and agreed to file a registration statement with the Securities and Exchange Commission registering the private placement shares within 30 days of the filing of its Annual Report on Form 10-KSB for the year ended June 30, 1997 and to use its best efforts to have the registration statement declared and maintained effective for a specified period of time. Costs of the private placement and the filing of the registration statement are estimated to be $310,000. The pro forma balance sheet gives effect to this private placement as if it occurred on June 30, 1997.

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

         None


                                    PART III

                    Information required by Part III will be
                  supplied by a supplemental filing of Part III
                    or by the incorporation by reference of a
                                 Proxy Statement
                   meeting the requirements of Section 14(a).

                                     PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8K

Reports on Form 8-K

         None

Exhibits

         A list of the Exhibits is set forth in the Exhibit Index, which index precedes such Exhibits, and which is incorporated herein by this reference thereto.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEDIWARE Information Systems, Inc.
                                           ----------------------------------
                                                      (Registrant)
                                                      ------------

                                           By:      /s/  Les N. Dace
                                           -------------------------------------
                                                 Les N. Dace, President
                                           -------------------------------------

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

Signature                                  Title                                   Date
---------                                  -----                                   ----

   /s/ Les N. Dace
------------------------------------       President, CFO & CEO
           (Les N. Dace)                  (Principal Executive Officer/Director)   October 10, 1997

  /s/ George J. Barry
------------------------------------       Chief Financial Officer                 October 10, 1997
          (George J. Barry)                (Principal Accounting Officer)

  * Lawrence Auriana
------------------------------------       Chairman of the Board                   October 10, 1997
         (Lawrence Auriana)

  * Jonathan Churchill
------------------------------------       Director                                October 10, 1997
        (Jonathan Churchill)

  * Roger Clark
------------------------------------       Director                                October 10, 1997
            (Roger Clark)


------------------------------------       Director                                October 10, 1997
          (Joseph Delario)

  * John C. Frieberg
------------------------------------       Director                                October 10, 1997
         (John C. Frieberg)


------------------------------------       Director                                October 10, 1997
         (Walter Kowsh, Jr.)


------------------------------------       Director                                October 10, 1997
            (Hans Utsch)

    * Clinton G. Weinman
------------------------------------       Director                                October 10, 1997
        (Clinton G. Weinman)

By:    * Les N. Dace                                                               October 10, 1997
------------------------------------
            (Les N. Dace)
          *Attorney-in-fact



                                  EXHIBIT INDEX



3.1            Restated Certificate of Incorporation      Incorporated by Reference to Exhibit No. 4 to
                                                          the Registration Statement (the "1996 Registration
                                                          Statement") on Form S-8 (File No. 333-7591.)

3.2            By-laws.                                   *

10.1           Agreement between the Company and          **
               Intellimed Corporation dated
               September 25, 1990

10.3.1         Asset Purchase Agreement dated June        ***
               17, 1996 among Digimedics
               Corporation and Continental
               Healthcare Systems, Inc. and
               Information Handling Service Group,
               Inc.

10.3.2         Stock Purchase Agreement dated June        ***
               17, 1996 among Digimedics
               Corporation and Holland America
               Investment Corporation and
               Information Handling Services Group,
               Inc.

10.3.3.1       Second Amended and Restated Secured
               Promissory Note of Digimedics
               Corporation  dated  July  21,  1997
               in the  principal  amount  of
               $4,195,419 to Continental Healthcare
               Systems, Inc.

10.3.4         Pledge Agreement dated June 17, 1996       ***
               between Mediware and Continental
               Healthcare Systems, Inc.

10.3.5         Charge dated June 17, 1996 between         ***
               Digimedics Corporation and
               Continental Healthcare Systems, Inc.

10.3.6         General Security Agreement dated           ***
               June 17, 1996 between Mediware and
               Continental Healthcare Systems, Inc.

10.3.7         Guaranty dated June 17, 1996 by            ***
               Mediware in favor of Continental
               Healthcare Systems, Inc.

10.3.8         Agreement   Regarding   Collection
               of  Accounts  Receivable  and
               Servicing of Customers as Related to
               Deferred  Revenues  dated as
               of June 17, 1996 between  Digimedics
               Corporation and Continental Healthcare
               Systems, Inc.

10.3.8.1       Agreement dated July 21, 1997
               between Digimedics Corporation and
               Continental Healthcare Systems, Inc.
               modifying the Agreement Regarding
               Collection of Accounts Receivable
               and Servicing of Customers

10.7.1         Letters outlining terms of
               engagement for Les Dace, Thomas
               Mulstay, John Esposito, George Barry
               and Rodger Wilson

10.8           Employee Stock Option Plan, 1982, as      **
               amended

10.9           Form of Stock Option Agreement under      **
               1982 Plan

10.10          Form of Stock Option Agreement with       **
               Quadrocom, Inc.

10.13          1992 Employee Stock Option Plan           Incorporated by reference to Exhibit C to
                                                         Company's Proxy Statement dated December 17,
                                                         1991

10.14          Stock Option Plan for Non-Employee        Incorporated by reference to Exhibit B
               Directors                                 to Company's Proxy Statement
                                                         dated December 17, 1991

10.15          Form of Stock Option Agreement under      *
               1992 Employee Stock Option Plan

10.16.1        Form of Note for Interim Financing        *

10.16.2        Form of Warrant for Interim Financing     *

10.17          Form of Stock Option Agreement for        Incorporated by reference to Exhibit 10.7 to the
               Joseph Delario                            Registration Statement on Form SB-2
                                                         (File No. 333-18277)

10.18          Warrant issued to Oscar Gruss and
               Son Incorporated to purchase 40,000
               shares of Common Stock

11             Schedule of Computation of Net
               income Per Share

21             Subsidiaries of the registrant            *

23.2           Consent of Richard A. Eisner &
               Company, LLP

24             Powers of Attorney

27             Financial Data Schedule
--------------------------------
*        Incorporated by reference to the Exhibit  bearing the same  designation in the Company's Annual Report on Form 10-KSB for the fiscal year ended
         June 30, 1996.
**       Incorporated by reference to the Exhibit bearing the same designation in the Registration Statement on Form S-18 (File No. 33-40411).
***      Incorporated by reference to the Exhibits 2(a),  2(b), 2(d), 2(e), 2(f)
         and 2(g),  respectively,  in the Company's  Current Report on Form 8-K, filed on July 1, 1996.

         Exhibits 10.7.1,  10.8, 10.9, 10.10, 10.13, 10.14, 10.15, and 10.17 are
management contracts or compensatory plans or arrangements.
