Form 10QSB
period 1997-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1997-11-24
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                      For Quarter ended September 30, 1997

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





    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 Days. Yes X No ______

    As of September 30, 1997, there were 5,483,363 shares of Common Stock, $0.10 par value, of the registrant outstanding.

                       MEDIWARE Information Systems, Inc.

                                      Index



Part I.       Financial Information                                       Page


ITEM 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 1997
              (unaudited) and June 30, 1997 (audited)...................   2

              Consolidated Statements of Operations
              for the three months and nine months ended
              September 30, 1997 & 1996 (unaudited).....................   3

              Consolidated Statements of Cash Flows
              for the nine months ended
              September 30, 1997 & 1996 (unaudited).....................   4

              Notes to Financial Statements.............................   5



ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   5


Signature Page..........................................................   8

Exhibit 11
Schedule of Computation of Net Income per Share.........................   9

Exhibit 27
Financial Data Schedule ................................................  10

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                            As at September 30, 1997
                                   (unaudited)

                                      ASSETS                                               Sept-30         Jun-30
                                                                                             1997           1997
                                                                                           --------       --------
   Cash and cash equivalents ........................................................   $  4,231,000    $  1,935,000
   Accounts receivable, less estimated doubtful accounts of $295,000 at .............      7,237,000       6,357,000
   September 30, 1997 and $282,000 at June 30, 1997
   Inventories ......................................................................         48,000          56,000
   Prepaid expenses and other current assets ........................................        442,000         304,000
                                                                                        ------------    ------------

        Total current assets ........................................................     11,958,000       8,652,000

Fixed assets, at cost, less accumulated  depreciation of  $1,620,000 at September 30,        722,000         752,000
1997 and $1,572,000 at June 30, 1997
Capitalized software costs ..........................................................      1,573,000       1,448,000
Excess of cost over fair value of net assets acquired, net of accumulated ...........      6,338,000       6,419,000
amortization of $813,000 at September 30, 1997 and $732,000 at June 30, 1997
Other assets ........................................................................         87,000          78,000
                                                                                        ------------    ------------
                                                                                        $ 20,678,000    $ 17,349,000
                                                                                        ============    ============
                                     LIABILITIES
Current liabilities:
   Accounts payable .................................................................   $    711,000    $    713,000
   Notes payable ....................................................................        600,000       1,212,000
   Accrued expenses and other current liabilities ...................................      2,898,000       2,032,000
   Advances from customers ..........................................................      2,711,000       2,106,000
   Current portion of capital leases payable ........................................         11,000         102,000
                                                                                        ------------    ------------
        Total current liabilities ...................................................      6,931,000       6,165,000

   Notes payable, less current portion ..............................................      4,450,000       4,600,000
   Capital leases payable, less current portion .....................................         11,000          60,000
                                                                                        ------------    ------------
        Total liabilities ...........................................................     11,392,000      10,825,000
                                                                                        ------------    ------------
                                 STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value;  authorized 10,000,000 shares; none issued and outstanding Common stock - $.10 par value;  authorized 12,000,000 shares; issued and outstanding;  5,483,363 shares at September 30, 1997 and 5,056,486 shares at
June 30, 1997                                                                                548,000         506,000
Unearned compensation ...............................................................        (81,000)        (91,000)
Cumulative foreign currency translation adjustment ..................................         20,000          36,000
Additional paid-in capital ..........................................................     15,724,000      13,621,000
(Deficit) ...........................................................................     (6,925,000)     (7,548,000)
                                                                                        ------------    ------------
        Total stockholders' equity ..................................................      9,286,000       6,524,000
                                                                                        ------------    ------------
                                                                                        $ 20,678,000    $ 17,349,000
                                                                                        ============    ============



                                MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                                    (unaudited)


                                                              Three Months Ended September 30,
                                                                         (unaudited)
                                                              --------------------------------

Revenues:
    System sales ............................................   $ 1,863,000    $ 1,818,000
    Services ................................................     3,000,000      2,541,000
                                                                -----------    -----------
      Total revenues ........................................     4,863,000      4,359,000

Costs and expenses:
    Cost of systems .........................................       665,000        775,000
    Cost of services ........................................       747,000        774,000
    Software development costs ..............................       584,000        605,000
    Selling, general and administrative .....................     2,095,000      1,606,000
                                                                -----------    -----------
                                                                  4,091,000      3,760,000

Earnings before interest and taxes ..........................       772,000        599,000
Interest income .............................................        45,000         27,000
Interest (expense) ..........................................      (156,000)      (161,000)
                                                                -----------    -----------
Earnings before taxes .......................................   $   661,000    $   465,000
Provision for income taxes ..................................        38,000         19,000

NET EARNINGS ................................................   $   623,000    $   446,000
                                                                ===========    ===========

Earnings per share ..........................................   $      0.10    $      0.08
                                                                ===========    ===========

Weighted average number of common and common
equivalent shares ...........................................     6,312,378      5,848,764
                                                                ===========    ===========



                                MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                       Consolidated statements of cash flows
                                                                                                     Three Months Ended
                                                                                                  ------------------------
                                                                                                  ------------------------
                                                                                                    Sept-30      Sept-30
                                                                                                      1997         1996
                                                                                                  ------------------------
                                                                                                  (unaudited)  (unaudited)
Cash flows from operating activities:
   Net earnings ............................................................................   $   623,000    $   446,000
   Adjustments to reconcile net earnings  (loss) to net cash
     provided by (used in) operating activities:
      Provision for doubtful accounts ......................................................        13,000         42,000
      Depreciation and amortization ........................................................       196,000        230,000
      Changes in operating assets and liabilities:
         Accounts receivable ...............................................................      (867,000)    (1,591,000)
         Inventory .........................................................................         8,000        139,000
         Prepaid and other assets ..........................................................      (147,000)      (180,000)
         Accounts payable, accrued expenses and customer advances ..........................     1,450,000        919,000
                                                                                               -----------    -----------
          Net cash provided by operating activities ........................................     1,276,000          5,000
                                                                                               -----------    -----------

Cash flows from investing activities:
   Acquisitions of fixed assets ............................................................       (78,000)       (47,000)
   Capitalized software costs ..............................................................      (192,000)      (160,000)
                                                                                               -----------    -----------
          Net cash (used in) investing activities ..........................................      (270,000)      (207,000)
                                                                                               -----------    -----------
Cash flows from financing activities:
   Proceeds from exercise of options and warrants ..........................................        32,000         12,000
   Proceeds of private placement ...........................................................     2,160,000
   Repayment of debt .......................................................................      (902,000)
                                                                                               -----------    -----------
          Net cash provided by financing activities ........................................     1,290,000         12,000
                                                                                               -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ................................................     2,296,000       (190,000)
Cash and cash equivalents, beginning of period .............................................     1,935,000      2,504,000
                                                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................   $ 4,231,000    $ 2,314,000
                                                                                               ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest ..............................................................................   $   197,000    $   144,000
     Income taxes ..........................................................................   $    26,000    $     9,000




               MEDIWARE INFORMATION SYSTEMS, INC., & SUBSIDIARIES
                     Notes to Unaudited Financial Statements


1.    Financial Statements:

        In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997 included in the Company's annual report filed on Form 10-KSB.

        The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.    Earnings Per Share:

        Earnings per share is computed on the basis of the weighted average number of common shares outstanding during each period. Common share equivalents relating to shares which may be issued upon exercise of stock options and warrants and are included in the computation when the results are dilutive.

3.    Income Taxes:

        The tax expense is minimal due to the carry forward benefit from the net operating loss .

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements:

        Certain statements made in this Report are or imply forward-looking statements. Such forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties are expressed in the Risk Factors discussed in the Prospectus included in the Registration Statement on Form SB-2, File No. 333-18277, especially those under the headings "Working Capital Deficiency; Restrictive Covenants," "Variability of Operating Results," "Hospital Purchase Procedures," "Acquisition," "Competition," "Technological Obsolescence; Marketing and Acceptance of New Products," "Product Protection" and "Government Regulation."

Results of Operations: Three months ended September 30, 1997 compared to three months ended September 30, 1996.

        Total Company revenues increased by $504,000 or 11.6% from $4,359,000 in the first quarter of fiscal 1997 to $4,863,000 for the same period in fiscal 1998. This increase is primarily due to the Company's Pharmacy division comprised of Digimedics and Pharmakon sales.

        System sales increased slightly from $1,818,000 for the three month period ended September 30, 1996 to $1,863,000 for the same period ended September 30, 1997. For the periods compared, the increase is principally due to the Pharmacy division's sales increase.

        Service revenues increased by $459,000 or 18.1% from $2,541,000 to $3,000,000 comparing the first quarter of fiscal 1997 and fiscal 1998. The service revenue increases were due to a combination of increases in the Company's installed client base along with maintenance rate increases.

        Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its application sub-system. Cost of systems was 43% of related system sales in the first quarter of fiscal 1997 and 36% of system sales in the comparable period in fiscal 1998. Such costs, as a percentage of revenues, vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems decreased by $110,000 to $665,000 in the quarter ended September 30, 1997 as compared to the same period a year ago. The improved margin is due to a favorable higher margin mix of proprietary software in the first quarter of fiscal 1998 vs. the first quarter of fiscal 1997.

        Cost of services include salaries of client service personnel, communications expenses, unreimbursed travel and training expenses along with other direct expenses. Cost of services decreased $27,000 or 3.5 % in the first three months of fiscal 1998 as compared to the same period in fiscal 1997. The cost of services tend to be relatively fixed in amount but will vary with service and support staffing and related expense changes.

        Software development cost include salaries, documentation, office and other expenses incurred in product development along with amortization of software development costs. Software development cost decreased $21,000 or 3.6% in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Capitalized software cost additions were $160,000 and $192,000 for the first three months of fiscal 1997 and fiscal 1998.

        Selling, general and administrative expenses include marketing and sales salaries, commissions, training and advertising expenses. Also included are bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct expenses. Selling, general and administrative expense increased $489,000 or 30.4% from $1,606,000 in the three month period ended September 30, 1996 to $2,095,000 in the same period ended September 30, 1997. The increase reflects higher communications, travel, bonus, professional fees, and other direct administrative expenses.

        Net interest expense decreased by $23,000 or 17.2% from $134,000 to $111,000 in comparing the first three months of fiscal 1998 to the same period in fiscal 1997. This decrease primarily reflects a decrease in promissory note principle from approximately $7.2 million at September 30, 1996 to approximately $5.0 million at September 30, 1997.

        Net earnings increased 39.7% or $177,000 from $446,000 in the first three months of fiscal 1997 to $623,000 for the same period in fiscal 1998. Earnings per share increased to $.10 per share for the quarter ended September 30, 1997 from $.08 per share reported for the quarter ended September 30, 1996.

Liquidity and Capital Resources:

        The Company's cash and cash equivalent position at September 30, 1997 was $4,231,000 an increase of $2,296,000 from $1,935,000 at June 30, 1997. At
September 30, 1997 the current ratio was 1.7 to 1. In addition to $1,276,000 in cash provided by operations, the current working capital position was improved by an August, 1997 private placement providing $2,090,000, net of expenses.

        In this August, 1997 private placement, the Company sold 400,000 shares of its Common Stock for $6.00 per share and issued warrants to purchase 40,000 shares of Common Stock at $6.00 per share (as part of its placement fee). The Company has agreed to register the shares sold in the private placement with the Securities and Exchange Commission.

     During the quarter ended September 30, 1997, the Company paid down $325,000 in principle on its promissory notes held by private investors. The $854,000 September 30, 1997 balance on these promissory notes are held by two directors and another person. Effective September 15, 1997 these remaining note holders agreed to reduce the interest on this unpaid amount from 12% to 9% annually. Additionally, the Company amended its promissory note held by Continental Healthcare Systems, Inc. ("Continental") in July, 1997. This amendment included a $437,000 reduction in note principle through the application of the amount owing from Continental to the Company for completed services. This application is in accordance with the Company's service contract covering collection of Continental accounts receivables along with other activities related to fulfilling post-acquisition Continental obligations. The principle balance on the Continental promissory note at September 30, 1997 was $4,196,000 which is due in quarterly installments commencing October 31, 1997 with the remaining balance due November 30, 1998 or earlier based upon a change in control or refinancing by the Company. The Company will review the financing needs of this promissory note and general cash requirements on an ongoing basis. It is expected that the Company will require additional sources of liquidity to fund the payment of this promissory note along with other financing needs including potential acquisitions.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MEDIWARE Information Systems, Inc.
                                              ----------------------------------
                                                        (Registrant)



          November 18, 1997                By:      /s/     Les N. Dace
------------------------------------            --------------------------------
               (Date)                               Les N. Dace, President CEO



          November 18, 1997                By:      /s/   George J. Barry
------------------------------------            --------------------------------
               (Date)                                   George J. Barry, CFO

                               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                                    EXHIBIT 11

                                  SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE


                                                                                            Three months ended    Three months ended
                                                                                            September 30, 1997    September 30, 1996
                                                                                            ------------------    ------------------

                                                                                                 Primary                 Primary
                                                                                                ----------             ----------
Modified treasury stock method adjustment to net income:
Net income ..................................................................................   $  623,000             $  446,000

                                                                                                ----------             ----------
                                                                                                $  623,000             $  446,000

Modified treasury stock method adjustment
to common stock:
Weighted average shares outstanding .........................................................    5,228,682              4,933,315
       Add:
       Net shares from exercise of options/warrants:
        Assumed exercise of options .........................................................    1,529,309              1,283,007
        Assumed repurchase of shares ........................................................      445,613                367,558
                                                                                                ----------             ----------
        Incremental shares ..................................................................    1,083,696                915,449
                                                                                                ==========             ==========
Adjusted shares .............................................................................    6,312,378              5,848,764
                                                                                                ==========             ==========

EARNINGS PER SHARE ..........................................................................   $      .10             $      .08
                                                                                                ==========             ==========

