Form 10-Q
period 1997-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1998-02-17
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                      FOR QUARTER ENDED DECEMBER 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  Days.     Yes      X       No ______
                                                        ------

As of December 31, 1997, there were 5,517,722 shares of Common Stock, $0.10 par value, of the registrant outstanding.



                                     MEDIWARE INFORMATION SYSTEMS, INC.

                                                   INDEX


Part I.                                                         Financial Information                  Page
                                                                                                       ----


ITEM 1.                                                          Financial Statements
                                                 Consolidated Balance Sheets as of December 31, 1997
                                                 (unaudited) and June 30, 1997 (audited)                  2


                                                 Consolidated Statements of Operations
                                                 for the three months and six months ended
                                                 December 31, 1997 & 1996 (unaudited)                     3

                                                 Consolidated Statements of Cash Flows
                                                 for the six months ended
                                                 December 31, 1997 & 1996 (unaudited)                     4

                                                 Notes to Financial Statements                            5



ITEM 2. . . . . . . . . . . . . . . . . . . . .  Management's Discussion and Analysis of Financial
                                                 Condition and Results of Operations                      5


Signature Page. . . . . . . . . . . . . . . . .                                                     8

Exhibit 11
Schedule of Computation of Net Income per Share                                                     9



                         MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                       AS AT DECEMBER 31, 1997
                                             (UNAUDITED)


 ASSETS                                                                      Dec-31        Jun-30
------------------------------------------------------------------------  ------------
                                                                                 1997          1997
                                                                          ------------  ------------
Current assets:
   Cash and cash equivalents                                              $ 3,314,000   $ 1,935,000
   Accounts receivable, less estimated doubtful accounts                    7,503,000     6,357,000
      of $333,000 at December 31, 1997 and $282,000 at June 30, 1997
   Inventories                                                                228,000        56,000
   Prepaid expenses and other current assets                                  450,000       304,000
                                                                          ------------  ------------

        Total current assets                                               11,495,000     8,652,000

   Fixed assets, at cost, less accumulated depreciation of $1,731,000         932,000       752,000
      at December 31, 1997 and $1,572,000 at June 30, 1997
   Capitalized software costs                                               1,770,000     1,448,000
   Excess of cost over fair value of net assets acquired, net of            6,246,000     6,419,000
      accumulated amortization of $915,000 at December 31, 1997 and
      $732,000 at June 30, 1997
   Other assets                                                               372,000        78,000
                                                                          ------------  ------------
                                                                          $20,815,000   $17,349,000
                                                                          ============  ============
LIABILITIES
------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                       $   418,000   $   713,000
   Notes payable                                                            4,900,000     1,212,000
   Accrued expenses and other current liabilities                           2,318,000     2,032,000
   Advances from customers                                                  2,993,000     2,106,000
   Current portion of capital leases payable                                    8,000       102,000
                                                                          ------------  ------------
        Total current liabilities                                          10,637,000     6,165,000
   Notes payable, less current portion                                              0     4,600,000
   Capital leases payable, less current portion                                20,000        60,000
                                                                          ------------  ------------
        Total liabilities                                                  10,657,000    10,825,000
                                                                          ------------  ------------
STOCKHOLDERS' EQUITY
------------------------------------------------------------------------
Preferred stock - $.01 par value; authorized 10,000,000 shares; none issued and outstanding
Common stock - $.10 par value;  authorized 12,000,000 shares; issued and outstanding; 5,517,722 shares at December 31, 1997 and 5,056,486
   shares at June 30, 1997                                                    552,000       506,000
Unearned compensation                                                         (71,000)      (91,000)
Cumulative foreign currency translation adjustment                             24,000        36,000
Additional paid-in capital                                                 15,785,000    13,621,000
(Deficit)                                                                  (6,132,000)   (7,548,000)
                                                                          ------------  ------------
        Total stockholders' equity                                         10,158,000     6,524,000
                                                                          ------------  ------------
                                                                          $20,815,000   $17,349,000
                                                                          ============  ============


                               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


Three Months Ended December 31,            Six Months Ended December 31,
----------------------------------------  -------------------------------
(unaudited)

                                          -------------------------------  -----------  -----------  -----------
                                                                    1997         1996         1997         1996
                                          -------------------------------  -----------  -----------  -----------
REVENUES:
    System sales                          $                    1,198,000   $1,583,000   $3,061,000   $3,401,000
    Services                                                   3,690,000    3,089,000    6,690,000    5,630,000
                                          -------------------------------  -----------  -----------  -----------

      Total revenues                                           4,888,000    4,672,000    9,751,000    9,031,000
                                          -------------------------------  -----------  -----------  -----------
COSTS AND EXPENSES:
    Cost of systems                                              366,000      313,000    1,031,000    1,088,000
    Cost of services                                             731,000      834,000    1,478,000    1,608,000
    Software development costs                                   598,000      531,000    1,182,000    1,136,000
    Selling, general and administrative                        2,294,000    2,174,000    4,389,000    3,780,000
                                          -------------------------------  -----------  -----------  -----------
                                                               3,989,000    3,852,000    8,080,000    7,612,000

Earnings before interest and taxes                               899,000      820,000    1,671,000    1,419,000
Interest income                                                   60,000       19,000      105,000       46,000
Interest (expense)                                              (118,000)    (193,000)    (274,000)    (354,000)
                                          -------------------------------  -----------  -----------  -----------
Earnings before taxes                                            841,000      646,000    1,502,000    1,111,000
Provision for income taxes                                        48,000       21,000       86,000       40,000

NET EARNINGS                              $                      793,000   $  625,000   $1,416,000   $1,071,000
                                          $                         0.14   $     0.13   $     0.26   $     0.22
Basic earnings (loss) per share
Diluted earnings (loss) per share         $                         0.12   $     0.11   $     0.22   $     0.18
Weighted average shares outstanding                            5,502,809    4,942,000    5,365,746    4,938,000
                                          ===============================  ===========  ===========  ===========
Average shares outstanding assuming                            6,716,883    5,873,000    6,510,638    5,858,000
   dilution




                     MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Six Months Ended


                                                                   Dec-31           Dec-31
                                                                    1997             1996
                                                             ------------------  ------------
                                                                    (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                              $       1,416,000   $ 1,071,000
   Adjustments to reconcile net earnings  (loss) to net
   cash provided by operating activities:
     Compensatory stock options issued to consultants                   20,000
     Provision for doubtful accounts                                    38,000        86,000
     Depreciation and amortization                                     555,000       520,000
     Changes in operating assets and liabilities

            Accounts receivable                                     (1,184,000)   (2,042,000)
            Inventory                                                 (172,000)       53,000
            Prepaid and other assets                                  (440,000       (76,000)
            Accounts payable, accrued expenses and customer            878,000       805,000
            advances
                  Net cash provided by operating activities          1,111,000       417,000
                                                             ------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of fixed assets                                       (339,000)     (192,000)
   Capitalized software costs                                         (545,000)     (320,000)
                                                             ------------------  ------------
          Net cash (used in) investing activities                     (884,000)     (512,000)
                                                             ------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                       72,000
   Proceeds of private placement                                     2,138,000        23,000
   Repayment of debt                                                (1,058,000)   (1,060,000)
          Net cash (used in) provided by financing
          activities                                                 1,152,000    (1,037,000)
                                                             ------------------  ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,379,000    (1,132,000)
Cash and cash equivalents, beginning of period                       1,935,000     2,504,000
                                                             ------------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $       3,314,000   $ 1,372,000
                                                             ==================  ============

              MEDIWARE INFORMATION SYSTEMS, INC., & SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.          FINANCIAL  STATEMENTS:
            ---------------------

     In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997 included in the Company's annual report filed on Form 10-KSB.

     The results of operations for the three months and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.          EARNINGS  PER  SHARE:
            --------------------

     The Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the preparation of the financial statements included in this Quarterly Report on Form 10QSB. In accordance with the provisions of SFAS No. 128, the Company is required to report both "basic" and "diluted" earnings per share and to restate previously reported earnings per share amounts to conform to the provisions of SFAS 128. Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. The dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the periods presented, the diluted earnings per share amounts are the same as the earnings per share amounts previously reported by the Company.

3.  SERVICE  MAINTENANCE  POLICY
    ----------------------------

     During the December 31, 1997 quarter, the Company changed its policy regarding Pharmakon service maintenance billings under maintenance service agreements. The policy change, which resulted in the increase of service revenues from the same quarter last year, is expected to result in increased revenues in the future. This policy change resulted in invoicing to customers for amounts previously unbilled under terms of the maintenance contracts.

4.          INCOME  TAXES:
            -------------

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

Results  of  Operations:

     Total Company revenues increased by 8.0% or $720,000 for the first half of fiscal 1998 as compared to the first six months of fiscal 1997. This increase is principally due to service revenue increases from the Company's Hemocare and Pharmacy divisions. Company revenue for the three month period ending December 31, 1997 increased by 4.6% or $216,000 from the comparable period a year earlier.

     System sales decreased by 10.0% or $340,000 for the first six months of fiscal 1998 as compared to the six month period ended December 31, 1996. This decrease primarily is due to the Company's JAC and Hemocare divisions. System sales for the quarter ended December 31, 1997 decreased $385,000 or 24.3% from the same quarter in fiscal 1997. This decrease is primarily due to the same divisions as noted in the six month comparison.

     Service revenues increased by $1,060,000 or 18.8% from $5,630,000 in the first half of fiscal 1997 to $6,690,000 in the first six months of fiscal 1998. This increase is principally due to the Company's Hemocare and Pharmacy division. Service revenues increased by $601,000 or 19.5% for the three month period ended December 31, 1997 as compared to the same period a year ago. The December 31, 1997 quarter increase is due to a change in Pharmakon service maintenance policy as to billings under maintenance service agreements. The policy change, which is expected to result in increased revenue in the future, resulted in invoicing to customers for amounts previously unbilled under the terms of the maintenance contracts. In the opinion of management, the reserve for the accounts receivable due to said billing, is adequate.

     Cost of systems decreased $57,000 or 5.2% from $1,088,000 for the first half of fiscal 1997 to $1,031,000 for the first two quarters of fiscal 1998. As a percentage of system sales, cost of systems increased 1.7% from 32% to 33.7% comparing the first half of fiscal 1997 to the same period in fiscal 1998. Cost of systems increased $53,000 or 16.9% from $313,000 for the quarter ended December 31, 1997 to $366,000 for the same period in fiscal 1998. For both periods compared, the change in cost of systems is primarily due to the period sales mix between computer hardware, sublicensed software and company licensed software.

     Cost of services decreased $130,000 or 8.1% from $1,608,000 in the first half of fiscal 1997 to $1,478,000 for the same period in fiscal 1998. For the three month period ended December 31, 1997, cost of services decreased by $103,000 or 12.3% from the same period in the prior year. For both periods, the change in cost of service is primarily due to technical employee activity change to increased software development and product training from direct service support.

     Software development costs increased $46,000 or 4.0% from $1,136,000 in the six month period ended December 31, 1996 to $1,182,000 for the same period ended December 31, 1997. Software development costs increased $67,000 or 12.6% the quarter ended December 31, 1997 as compared to the same quarter in fiscal 1997. Capitalized software additions were $545,000 and $320,000 for the first six months of fiscal 1997 and 1998. The higher level of fiscal 1998 spending includes approximately $150,000 in outside contracted software development activity principally expended on the Company's WORx product line.


     Selling, general and administrative expenses increased $609,000 or 16.1% from $3,780,000 to $4,389,000 in comparing the first halves of fiscal 1997 and 1998. For the three month period ended December 31, 1997 selling, general and administrative expenses increased $120,000 or 5.5% from the same period in the prior year. The fiscal 1998 increases for both compared periods reflects higher communications, travel, bonus, professional fees, and other direct administrative expense. Additionally, the Company expensed in the second quarter of fiscal 1998 approximately $167,000 in litigation settlement payment accruing to claims against the Company made by Cedars-Sinai Medical Center. The Company along with the other named party in the suit have reserved their rights to pursue indemnification from each other. Legal fees related to the claim have been expensed as incurred.

     Net interest expense decreased by $139,000 from $308,000 to $169,000 in the first six months of fiscal 1997 as compared to the same period in fiscal 1998. Net interest expense decreased $116,000 or 66.7% in the quarter ended December 31, 1997 as compared to the same quarter a year ago. This change in fiscal 1998 from fiscal 1997 is due to the reduction of notes payable and higher cash balances (see Liquidity and Capital Resources).

     Net earnings increased by $345,000 or 32.2% from $1,071,000 in the first six months of fiscal 1997 to $1,416,000 for the first half of fiscal 1998. Net earnings increased by 168,000 or 27% in the quarter ended December 31, 1997 as compared to the prior years.

LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company's cash and cash equivalent position as December 31, 1997 was $3,314,000 an increase of $1,379,000 from $1,935,000 at June 30, 1997. At
December 31, 1997 the current ratio was 1.1 to 1. In addition to $1,416,000 in cash provided by operations, the current working capital position was improved by an August 1997 private placement providing approximately $2,100,000, net of expenses.

     In this August, 1997 private placement, the Company sold 400,000 shares of its Common Stock for $6.00 per share and issued warrants to purchase 40,000 shares of Common Stock at $6.00 per share (as part of its placement fee). The Company has registered the shares sold and warrants issued in the private placement with the Securities and Exchange Commission.

     During the first half of fiscal 1998, the Company paid down $325,000 in principle on its promissory notes held by private investors. The $854,000 December 31, 1997 balance on these promissory notes are held by two directors and another person. Effective September 15, 1997 these remaining note holders agreed to reduce the interest on this unpaid amount from 12% to 9%. Additionally, the Company amended its promissory note held by Continental Healthcare Systems, Inc. ("Continental") in July, 1997. This amendment included a $437,000 reduction in note principle through the application of the amount owing from Continental to the Company for completed services. This application is in accordance with the Company's service contract covering collection of Continental accounts receivables along with other activities related to fulfilling post-acquisition Continental obligations. The principle balance on the Continental promissory note at December 31, 1997 was $4,046,000 which is due on a quarterly basis commencing October 31, 1997 with the remaining balance due November 30, 1998 or earlier based upon a change in control or refinancing by the Company. The Company will review the financing needs of this promissory note and general cash requirements on an ongoing basis. It is expected that the company will required additional sources of liquidity to fund the payment of this promissory note along with other financing needs including potential acquisitions.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          MEDIWARE  Information  Systems,  Inc.
          -------------------------------------
          (Registrant)



     February  17,  1997                    By:                    /s/
     -------------------                                           ---
     (Date)                                        Les  N. Dace, President CEO



     February  17,  1997                    By:                    /s/
     -------------------                                           ---
     (Date)                                        George  J.  Barry,  CFO

                                         9

                       MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                           EXHIBIT 11

                         SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE


Three months               Three months ended   Six months ended   Six months ended
ended                         December 31,        December 31,       December 31,
December 31,

                                  1997                1996               1997            1996
                           -------------------  -----------------  -----------------  ----------

Net Income                 $           793,000  $         625,000  $       1,416,000  $1,071,000
                           -------------------  -----------------  -----------------  ----------
Weighted Average Share
Outstanding                          5,502,809          4,942,000          5,365,746   4,938,000
Effect of Dilutive
Securities: Common
Stock Equivalents
(Options & Warrants)                 1,214,074            931,000          1,144,892     920,000
Average shares
Outstanding assuming
dilution                             6,716,883          5,873,000          6,510,638   5,858,000
                           -------------------  -----------------  -----------------  ----------
Basic earnings per share
                           $              0.14  $            0.13  $            0.26  $     0.22
Diluted earnings per
share                      $              0.12  $            0.11  $            0.22  $     0.18