Form 10-Q
period 1998-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1998-05-20
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                       FOR QUARTER ENDED MARCH 31, 1998

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

As of March 31, 1998, there were 5,527,722 shares of Common Stock, $0.10 par value, of the registrant outstanding.






MEDIWARE  INFORMATION  SYSTEMS,  INC.

INDEX

Part I.  Financial Information                                                             Page
                                                                                           ----

ITEM 1.  Financial Statements
         Consolidated Balance Sheets as of March 31, 1998
        (unaudited) and June 30, 1997 (audited)                                               2


         Consolidated Statements of Operations
         for the three months and nine months ended
         March 31, 1998 & 1997 (unaudited)                                                   3

         Consolidated Statements of Cash Flows
         for the nine months ended
         March 31, 1998 & 1997 (unaudited)                                                   4
         Notes to Financial Statements                                                       5


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                 5


Signature Page                                                                               8

Exhibit 11
Schedule of Computation of Net Income per Share                                              9

Exhibit 27
Financial Data Schedule                                                                     10


                        MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                       AS AT MARCH 31, 1998
                                            (UNAUDITED)

 ASSETS                                                                    Mar-31        Jun-30
                                                                             1998          1997
                                                                       ------------  ------------
Current assets:
   Cash and cash equivalents                                            $ 4,061,000   $ 1,935,000
   Accounts receivable, less estimated doubtful accounts                  7,783,000     6,357,000
      of $410,000 at March 31, 1998 and $666,000 at June 30, 1997
   Inventories                                                              192,000        56,000
   Prepaid expenses and other current assets                                538,000       304,000
                                                                        ------------  ------------

        Total current assets                                             12,574,000     8,652,000

   Fixed assets, at cost, less accumulated depreciation of $1,814,000       951,000       752,000
      at March 31, 1998 and $1,572,000 at June 30, 1997
   Capitalized software costs                                             2,038,000     1,448,000
   Excess of cost over fair value of net assets acquired, net of          6,138,000     6,419,000
      accumulated amortization of $1,013,000 at March 31, 1998 and
      $732,000 at June 30, 1997
   Other assets                                                             620,000        78,000
                                                                        ------------  ------------
                                                                        $22,321,000   $17,349,000
                                                                        ============  ============
LIABILITIES
----------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                         684,000   $   713,000
   Notes payable                                                          4,750,000     1,212,000
   Accrued expenses and other current liabilities                         2,503,000     2,032,000
   Advances from customers                                                3,501,000     2,106,000
   Current portion of capital leases payable                                  7,000       102,000
                                                                        ------------  ------------
        Total current liabilities                                        11,445,000     6,165,000
   Notes payable, less current portion                                            0     4,600,000
   Capital leases payable, less current portion                              18,000        60,000
                                                                        ------------  ------------
        Total liabilities                                                11,463,000    10,825,000
                                                                        ------------  ------------
STOCKHOLDERS' EQUITY
----------------------------------------------------------------------
Preferred stock - $.01 par value; authorized 10,000,000 shares;
   None issued and outstanding
Common stock - $.10 par value;  authorized 12,000,000 shares;
   issued and outstanding; 5,527,722 shares at March 31, 1998
   and 5,056,486 shares at June 30, 1997                                    553,000       506,000
Unearned compensation                                                       (61,000)      (91,000)
Cumulative foreign currency translation adjustment                           27,000        36,000
Additional paid-in capital                                               15,822,000    13,621,000
(Deficit)                                                                (5,483,000)   (7,548,000)
                                                                        ------------  ------------
        Total stockholders' equity                                       10,858,000     6,524,000
                                                                        ------------  ------------
                                                                        $22,321,000   $17,349,000
                                                                        ============  ============


                               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                              Three Months Ended March  31,              Nine Months Ended March 31,
                             ----------------------------------------  -----------------------------
                                                           (unaudited)

                                              1998                  1997          1998          1997
                                       --------------------  -----------  ------------  ------------
REVENUES:
    System sales               $       1,985,000          $1,142,000      $ 5,046,000   $ 4,543,000
    Services                           3,197,000           3,435,000        9,503,000     9,313,000
                               -----------------         -------------   -------------  ------------

      Total revenues                    5,182,000           4,577,000       14,549,000    13,856,000
                                 -----------------       -------------    ------------  ------------
COSTS AND EXPENSES:
    Cost of systems                       670,000             386,000        1,701,000     1,474,000
    Cost of services                      828,000             832,000        2,306,000     2,440,000
    Software development costs            716,000             525,000        1,898,000     1,661,000
    Selling, general and administrative 2,188,000           2,105,000        6,193,000     6,086,000
                                  -----------------      -----------      ------------  ------------
     Total Costs & Expenses             4,402,000           3,848,000       12,098,000    11,661,000

Earnings before interest and taxes        780,000             729,000        2,451,000     2,195,000
Interest income                            56,000              17,000          161,000        63,000
Interest (expense)                       (152,000)           (197,000)        (426,000)    (551,000)
                                  -----------------       -----------     ------------  ------------
Earnings before taxes                     684,000             549,000        2,186,000     1,707,000
Provision for income taxes                 35,000              21,000          121,000        61,000

NET EARNINGS                    $         649,000          $  528,000      $ 2,065,000   $ 1,646,000
                                $            0.12          $     0.11      $      0.38   $      0.33
Basic earnings (loss) per share
Diluted earnings (loss) per share  $         0.10          $     0.09      $      0.32   $      0.28
Weighted average shares outstanding     5,523,250           4,951,000        5,417,036     4,942,000
                               =================          ===========     ============  ============
Average shares outstanding assuming     6,708,069           5,897,000        6,565,318     5,870,000
   dilution



                      MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Nine Months Ended

                                                                   Mar-31            Mar-31
                                                                    1998              1997
                                                             -------------------  ------------
                                                                 (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                              $        2,065,000   $ 1,646,000
   Adjustments to reconcile net earnings  (loss) to net
   cash provided by operating activities:
     Compensatory stock options issued to consultants                    30,000
     Provision for doubtful accounts                                    128,000       373,000
     Depreciation and amortization                                    1,088,000       774,000
     Changes in operating assets and liabilities
            Accounts receivable                                      (1,529,000)   (2,155,000)
            Inventory                                                  (136,000)       89,000
            Prepaid and other assets                                   (801,000)     (120,000)
            Accounts payable, accrued expenses and
            customer advances                                         1,837,000       834,000
                                                             -------------------  ------------
                  Net cash provided by operating activities           2,682,000     1,441,000
                                                             -------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of fixed assets                                        (639,000)     (256,000)
   Capitalized software costs                                          (957,000)     (478,000)
                                                             -------------------  ------------
          Net cash (used in) investing activities                    (1,596,000)     (734,000)
                                                             -------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                        47,000        41,000
   Cumulative foreign currency translation adjustment                    (9,000)       15,000
   Proceeds of private placement                                      2,201,000
   Repayment of debt                                                 (1,199,000)   (1,224,000)
          Net cash (used in) provided by financing
          activities                                                  1,040,000    (1,168,000)
                                                             -------------------  ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,126,000      (461,000)
Cash and cash equivalents, beginning of period                        1,935,000     2,504,000
                                                             -------------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $        4,061,000   $ 2,043,000
                                                             ===================  ============

              MEDIWARE INFORMATION SYSTEMS, INC., & SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.          FINANCIAL  STATEMENTS:
            ---------------------

     In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997 included in the Company's annual report filed on Form 10-KSB, Amendment No. 1.

     The results of operations for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.


2.          EARNINGS  PER  SHARE:
            --------------------

     The Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the preparation of the financial statements included in this Quarterly Report on Form 10 QSB. In accordance with the provisions of SFAS No. 128, the Company is required to report both "basic" and "diluted" earnings per share and to restate previously reported earnings per share amounts to conform to the provisions of SFAS 128. Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. The dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the periods presented, the diluted earnings per share amounts are the same as the earnings per share amounts previously reported by the Company.

3.  SERVICE  MAINTENANCE  REVENUE
    -----------------------------

     Subsequent to a June 1996 acquisition, the Company recorded maintenance revenue on contracts with the acquired company's customers in a manner that was consistent with the policies followed prior to the acquisition. Subsequent to the acquisition, the Company's management discovered that the prior owners had not consistently billed certain contractual software maintenance revenues. Pending an evaluation of the collectibility of such contracts, the company conservatively elected to continue to follow that policy. For the quarter ended December 31, 1997 the Company obtained satisfactory indications (i.e., it had established a sufficiently credible reputation for service with the customers who had not previously been billed, had developed new and additional products upon which these customers now relied, and had specifically discussed collection schedules for the billings with the customers) that such revenue was, in fact collectible, and accordingly, it recognized in that quarter the cumulative effects of the economic event. After discussions with the accounting staff of the SEC on April 29, 1998, the Company has now elected to restate (1) the financial statements of prior quarters to record the revenues and corresponding provisions for doubtful accounts in the quarters in which the services were provided and (2) the financial statements for the quarter ended December 31, 1997. Accordingly, the Company has decreased both revenues and selling, general and administrative expenses, (the latter representing a reversal of the allowance for doubtful accounts) from amounts previously reported by $480,000 for the three months ended December 31, 1997 and by $384,000 for the six months ended December 31, 1997. These adjustments had no effect on net income previously reported for such periods. In addition, revenue and net income were respectively increased by $150,000 and $46,000 for the three months ended March 31, 1997 and by $398,000 and $93,000 for the nine months ended March 31, 1997 from amounts previously reported to reflect the above and other adjustments described in Note O to the Company's amended form 10 KSB.

4.          INCOME  TAXES:
            -------------

     The tax expense is minimal due to the carry forward benefit from the net operating loss.

5.          RECENT  ACCOUNTING  PRONOUNCEMENTS:
            ----------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS 1310, "Disclosure about Segments of an Enterprise and Related Information." The adoption of both statements is required for fiscal years beginning after December 15, 1997.

     SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of their comprehensive income, as defined by accounting standards, by their nature (i.e. unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement.

     SFAS 131 changes current practice under SFAS 14, "Financial Reporting of Segments of a Business Enterprise," by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires interim reporting of segment information.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. "Retroactive application of the provisions of SOP 97-2 is prohibited."

     The Company is studying the implications of these new statements and has yet to determine the impact of their implementation, if any, on its consolidated financial statements.

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

Results  of  Operations:

     Total Company revenues increased by 5.0% or $693,000 for the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. This increase is primarily due to revenue gains in the Company's Pharmacy and Surgiware Divisions. Total Company revenues increased by 13.2% or $605,000 for the three-month period ended March 31, 1998. As with the year-to-date comparison with the prior fiscal year, these gains in revenue were principally due to the Company's Pharmacy and Surgiware divisions.

     System sales increased by 11.1% or $503,000 for the three-quarters ended March 31, 1998 as compared to the same period in the prior year. System sales for the quarter ended March 31, 1998 increased by 73.8% or $843,000 from the
same  quarter  a  year  earlier.   For both the nine month and the three month
periods  compared  the  increase is primarily due to increased system sales in
the  Company's  Pharmacy  and  Surgiware  Divisions.   System sales growth for
both the nine and three month periods compared, is primarily due to recently introduced products including PCCWIN, the Company's operating room periopertive system along with the Company's Pharmacy client server drug management system,
WORx.   Fical 1998  third quarter system sales increase was $302,000 or 674.0%
for the Surgiware Division and $578,000 or 100.0% for the Pharmacy Division as compared to the same period of the Fiscal Year 1997.

     Services revenues increased 2.0% or $190,000 in the first nine months of fiscal 1998 as compared to the same period last year. The increase is primarily due to increased service revenues at the Company's Hemocare Division. Service revenues decreased by 6.9% or $238,000 in the third quarter of fiscal 1998 as vs. the third quarter of fiscal 1997. This decrease is principally due to the Company's Pharmacy Division which has substantially completed it's service contract agreement which covered various Pharmakon post-acquisition service obligations held by the seller.

     Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufactures by Mediware as part of its application sub-system. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems increased by $227,000 or 33.7% of related system sales for the first nine months of fiscal 1998 as compared to 32.4% of sales for the same period in fiscal 1997. Cost of systems increased $284,000 but remained at 33.8% of related sales for both the quarter ended March 31, 1998 and the same quarter a year earlier.

  Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses. The cost of services will vary with technical employee activity changes between client services and software development. Cost of services increased $134,000 or 24.3% of related revenue for the nine months ended March 31, 1998 vs. 26.2% of related revenue for the same period a year earlier. This percentage decrease primarily reflects an increase in technical employee activities from client services to software
development.   Cost of services decreased slightly by $4,000 from $832,000  in the quarter ended March 31, 1997  to  $828,000  in  the  quarter  ended  March
31,  1998.

      Total   expenditures  (amounts  including  both  capitalized  and  non-
capitalized expenditures and excluding capitalized software amortization) for software development for the first nine months of fiscal 1998 were approximately $2.5 million dollars. This amount approximates the total software development expenditure for fiscal 1997. Spending on development has increased among all company divisions but is principally focused on the Company's Pharmacy division's enhancements to its WORx product line. The Company expects to continue this level of development spending with increased focus on continued product enhancements and integration of intra/internet web communications technology. Software development cost includes salaries, consulting, documentation, office and other expenses incurred in product development along with amortization of software development cost. Software development costs increased by $237,000 or 14.3% in comparing the first three-quarters of fiscal 1998 to the same period a year ago. In the third quarter of fiscal 1998, Software Development costs increased by $191,000 or 36.4% as compared to the same quarter in fiscal 1997. The increase costs for both periods compared is principally due to Pharmacy Division contracting of programming consultants to aid in the enhancements of the WORx product line.

     Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expense for corporate, divisional, financial and administrative staff; utilities, rent, communication and other office expenses; and other related direct administrative expenses. Selling, general and administrative expenses increased by $107,000 or 1.8% in comparing the first nine months of fiscal 1998 to fiscal 1997. This increase includes higher communications, travel, administrative, marketing, legal and professional costs which were partially offset by reduced bad debt expense. Selling, general and administrative expense increase by $83,000 or 3.9% for the quarter ended March 31, 1998
vs. the  quarter  ended  March 31, 1997.   This increase reflects the cost of
managing and growing  the  Company.

     Net interest expense decreased $223,000 or 45.7% in the first three quarters of fiscal 1998 vs. the same period a year ago. The March 31, 1998 quarter's net interest expense decreased $84,000 or 46.7% from the March 31, 1997 quarter. For both the nine month and three month periods compared the reduced interest expense is due to the $1,230,000 decrease of notes payable from March 31, 1997 to March 31, 1998.

     Net earnings increased $419,000 or to $2,065,000 from $1,646,000 for the first nine months of fiscal 1998 vs. the same period in fiscal 1997. Net earnings increased by $121,000 or 22.9% for the quarter ended March 31, 1998 as compared to the same quarter in the prior year.


LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company's cash and cash equivalent position as March 31, 1998 was an increase of $2,126,000 from $1,935,000 at June 30, 1997. At March 31, 1997 the current ration was 1.1 to 1. In addition to $2,682,000 in cash provided by operations in the first nine months of fiscal 1998, the current working capital position was improved by an August 1997 private placement providing approximately $2,100,000, net of expenses.

     In this August, 1997 private placement, the Company sold 400,000 shares of its Common Stock for $6.00 per share and issued warrants to purchase 40,000 shares of Common Stock at $6.00 per share (as part of its placement fee). The Company has registered the shares sold and warrants issued in the private placement with the Securities and Exchange Commission.

     During the first nine months of fiscal 1998, the Company paid down $1,199,000 in principle on various promissory notes held by both private investors and Continental Healthcare Systems, Inc. At March 31, 1998 a balance of $854,000 in promissory notes was held by two directors and another person. The principle balance on the Continental promissory note at March 31, 1998 was $3,896,000, which is due November 30, 1998 or earlier based upon a change in control or refinancing by the Company. The Company will review the financing needs of this promissory note and general cash requirements on an ongoing basis. It is expected that the Company will require additional sources of liquidity to fund the payment of this promissory note along with other financing needs including potential acquisitions.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          MEDIWARE  Information  Systems,  Inc.
          -------------------------------------
          (Registrant)


     May      ,  1998                    By:                    /s/
     ----------------                                           ---
     (Date)                                        Les  N. Dace, President CEO


     May        ,  1998                    By:                    /s/
     ------------------                                           ---
     (Date)                                            George  J.  Barry,  CFO


                        MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                             EXHIBIT 11

                          SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE

                                  Three months       Three months        Nine months    Nine  months
                                      ended                ended                ended          ended
                                    March  31,          March 31,           March 31,      March 31,

                                          1998                1997                 1998        1997

Net Income                 $           649,000  $          528,000  $         2,065,000  $1,646,000
                           -------------------  ------------------  -------------------  ----------
Weighted Average Share
Outstanding                          5,523,000           4,951,000            5,417,000   4,942,000
Effect of Dilutive
Securities: Common                   1,185,000             946,000            1,148,000     928,000
Stock Equivalents
(Options & Warrants)                 6,708,000           5,897,000            6,565,000   5,870,000
Average shares
Outstanding assuming
dilution                   $              0.12  $             0.11  $              0.38  $     0.33
                           -------------------  ------------------  -------------------  ----------
Basic earnings per share
Diluted earnings per
share                      $              0.10  $             0.09  $              0.32  $     0.28

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          JUN-30-1998
[PERIOD-END]                               MAR-31-1998
[CASH]                                            4061
[SECURITIES]                                         0
[RECEIVABLES]                                     7783
[ALLOWANCES]                                       410
[INVENTORY]                                        192
[CURRENT-ASSETS]                                 12574
[PP&E]                                            2765
[DEPRECIATION]                                    1814
[TOTAL-ASSETS]                                   22321
[CURRENT-LIABILITIES]                            11463
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           553
[OTHER-SE]                                       10305
[TOTAL-LIABILITY-AND-EQUITY]                     22321
[SALES]                                           5182
[TOTAL-REVENUES]                                  5182
[CGS]                                             4007
[TOTAL-COSTS]                                    12098
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 152
[INCOME-PRETAX]                                   2451
[INCOME-TAX]                                       121
[INCOME-CONTINUING]                               2065
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      2065
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                       32