Form 10QSB
period 1997-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1998-05-21
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-QSB/A
               AMENDMENT NO. 1 TO FORM 10-QSB ON FORM 10-QSB/A
                      FOR QUARTER ENDED DECEMBER 31, 1997

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

THE REGISTRANT HEREBY AMENDS PART 1 OF 10-QSB AND EXHIBIT 11.


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


              MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS AT DECEMBER 31, 1997
                                  (UNAUDITED)

    ASSETS                                                 Dec-31        Jun-30
                                                             1997          1997
                                                     ------------  ------------
Current assets:
   Cash and cash equivalents                         $ 3,314,000   $ 1,935,000
   Accounts receivable, less estimated                 7,503,000     6,357,000
      doubtful accounts of $333,000 at
      December 31, 1997 and $666,000 at
      June 30, 1997

   Inventories                                           228,000        56,000
   Prepaid expenses and other current assets             450,000       304,000
                                                     ------------  ------------

        Total current assets                          11,495,000     8,652,000

   Fixed assets, at cost, less accumulated               932,000       752,000
      depreciation of $1,731,000 at
      December 31, 1997 and $1,572,000 at
      June 30, 1997
   Capitalized software costs                          1,770,000     1,448,000
   Excess of cost over fair value of net               6,246,000     6,419,000
      assets acquired, net of accumulated
      amortization of $915,000 at December
      31, 1997 and $732,000 at June 30, 1997
   Other assets                                          372,000        78,000
                                                     ------------  ------------
                                                     $20,815,000   $17,349,000
                                                     ============  ============
LIABILITIES
---------------------------------------------------
Current liabilities:
   Accounts payable                                  $   418,000   $   713,000
   Notes payable                                       4,900,000     1,212,000
   Accrued expenses and other current liabilities      2,318,000     2,032,000
   Advances from customers                             2,993,000     2,106,000
   Current portion of capital leases payable               8,000       102,000
                                                     ------------  ------------
        Total current liabilities                     10,637,000     6,165,000
   Notes payable, less current portion                         0     4,600,000
   Capital leases payable, less current portion           20,000        60,000
                                                     ------------  ------------
        Total liabilities                             10,657,000    10,825,000
                                                     ------------  ------------
STOCKHOLDERS' EQUITY
---------------------------------------------------
Preferred stock - $.01 par value; authorized
   10,000,000 shares; none issued and outstanding
Common stock - $.10 par value;  authorized
    12,000,000 shares; issued and outstanding;
    5,517,722 shares at December 31, 1997 and
    5,056,486
   Shares at June 30, 1997                               552,000       506,000
Unearned compensation                                    (71,000)      (91,000)
Cumulative foreign currency translation adjustment        24,000        36,000
Additional paid-in capital                            15,785,000    13,621,000
(Deficit)                                             (6,132,000)   (7,548,000)
                                                     ------------  ------------
        Total stockholders' equity                    10,158,000     6,524,000
                                                     ------------  ------------
                                                     $20,815,000   $17,349,000
                                                     ============  ============


                        MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                  Three Months Ended           Six Months Ended
                                    December 31,                   December 31,

                                                   (unaudited)

                                 1997            1996         1997         1996
                      ------------------  -----------  -----------  -----------
REVENUES:
    System sales      $       1,198,000   $1,583,000   $3,061,000   $3,401,000
    Services
                              3,210,000    3,217,000    6,306,000    5,878,000
                      ------------------  -----------  -----------  -----------

      Total revenues
                              4,408,000    4,800,000    9,367,000    9,279,000
                      ------------------  -----------  -----------  -----------
COSTS AND EXPENSES:
    Cost of systems             366,000      313,000    1,031,000    1,088,000
    Cost of services            731,000      834,000    1,478,000    1,608,000
    Software development costs  598,000      531,000    1,182,000    1,136,000
    Selling, general and administrative
                              1,814,000    2,275,000    4,005,000    3,981,000
                      ------------------  -----------  -----------  -----------

                              3,509,000    3,953,000    7,696,000    7,813,000

Earnings before interest and taxes
                                899,000      847,000    1,671,000    1,466,000
Interest income                  60,000       19,000      105,000       46,000
Interest (expense)             (118,000)    (193,000)    (274,000)    (354,000)
                      ------------------  -----------  -----------  -----------
Earnings before taxes           841,000      673,000    1,502,000    1,158,000
Provision for income taxes       48,000       21,000       86,000       40,000

NET EARNINGS          $         793,000   $  652,000   $1,416,000   $1,118,000
                      $            0.14   $     0.13   $     0.26   $     0.23
Basic earnings (loss) per share
Diluted earnings (loss) per share $0.12   $     0.11   $     0.22   $     0.19
Weighted average shares outstanding
                              5,502,809    4,942,000    5,365,746    4,938,000
                      ==================  ===========  ===========  ===========
Average shares outstanding assuming
dilution                      6,716,883    5,873,000    6,510,638    5,858,000



                    MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                        Dec-31           Dec-31
                                                          1997             1996
                                               ------------------  ------------
                                                   (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                 $       1,416,000   $ 1,118,000
  Adjustments to reconcile net earnings  (loss) to net
  cash provided by operating activities:
    Compensatory stock options issued to consultants      20,000
    Provision for doubtful accounts
                                                        (442,000)      278,000
    Depreciation and amortization                        555,000       520,000
    Changes in operating assets and liabilities

     Accounts receivable
                                                        (704,000)   (2,290,000)
     Inventory                                          (172,000)       53,000
     Prepaid and other assets                           (440,000)      (76,000)
     Accounts payable, accrued expenses and customer     878,000       814,000
       advances
                                               ------------------  ------------
         Net cash provided by operating activities     1,111,000       417,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of fixed assets                          (339,000)     (192,000)
  Capitalized software costs                            (545,000)     (320,000)
                                               ------------------  ------------
        Net cash (used in) investing activities         (884,000)     (512,000)
                                               ------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants          72,000
  Proceeds of private placement                        2,138,000        23,000
  Repayment of debt                                   (1,058,000)   (1,060,000)
                                               ------------------  ------------
        Net cash (used in) provided by financing
        activities                                     1,152,000    (1,037,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS            1,379,000    (1,132,000)
Cash and cash equivalents, beginning of period         1,935,000     2,504,000
                                               ------------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $       3,314,000   $ 1,372,000
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

3.  SERVICE  MAINTENANCE  REVENUE
    -----------------------------

     Subsequent to a June 1996 acquisition, the Company recorded maintenance revenue on contracts with the acquired company's customers in a manner that was consistent with the policies followed prior to the acquisition. Subsequent to the acquisition, the Company's management discovered that the prior owners had not consistently billed certain contractual software maintenance revenues. Pending an evaluation of the collectibility of such contracts, the company conservatively elected to continue to follow that policy. For the quarter ended December 31, 1997 the Company obtained satisfactory indications (i.e., it had established a sufficiently credible reputation for service with the customers who had not previously been billed, had developed new and additional products upon which these customers now relied, and had specifically discussed collection schedules for the billings with the customers) that such revenue was, in fact collectible, and accordingly, it recognized in that quarter the cumulative effects of the economic event. After discussions with the accounting staff of the SEC on April 29, 1998, the Company has now elected to restate (1) the financial statements of prior quarters to record the revenues and corresponding provisions for doubtful accounts in the quarters in which the services were provided and (2) the financial statements for the quarter ended December 31, 1997. Accordingly, the Company has decreased both revenues and selling, general and administrative expenses, (the latter representing a reversal of the allowance for doubtful accounts) from amounts previously reported by $480,000 for the three months ended December 31, 1997 and by $384,000 for the six months ended December 31, 1997. These adjustments had no effect on net income previously reported for such periods. In addition, revenue and net income were respectively increased by $128,000 and $27,000 for the three months ended December 31, 1996 and by $248,000 and $47,000 for the six months ended December 31, 1996 from amounts previously reported to reflect the above and other adjustments described in Note O to the Company's amended form 10 KSB. Such adjustment increased basic and diluted earnings per share by $.01 from the per share amounts previously reported for the six month period ended December 31, 1996.

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

Results  of  Operations:

     During the year ended June 30, 1997, because of billing errors that were undetected by supervisors, the Company did not timely invoice certain service revenues that it was legally entitled to bill. The error was detected by an internal management analysis of sales, and confirmed a thorough review of contract administration files. As a result, $181,935 of revenues that had not been recorded in the fiscal quarters in which they had been earned, were originally recorded in the 4th quarter. The company has restated the amounts originally reported to reflect the revenue in each of the quarters of the year ended June 30, 1997 (see Note O to the financial statements in the June 1997 Form 10-KSB/A). These adjustments had no impact on net earnings for the year ended June 30, 1997. The Company has also taken appropriate action to assure that it has not failed to record other billings and that it will not similarly experience this problem in the future.

  In addition, the Company, having acquired an entity in June 1996, discovered that the prior owners had not billed certain contractual software maintenance revenues to some of its customers. While the Company continued to provide the contracted maintenance support to these customers, it chose not to bill such revenues on a going forward basis until it had established that such billing would be collectible. However, the Company actively began a program to support its ability to bill and collect the revenue for those maintenance contracts, and during the quarter ended December 31, 1997, it achieved satisfactory indications (i.e., it had established a sufficiently credible reputation for service with the customers, had developed new and additional products upon which these customers now relied, and had specifically discussed and agreed collection schedules for the billings with the customers) that revenue was now, in fact, collectible. Accordingly, it recognized in that quarter the cumulative effects of those events. It has now revised its prior quarterly information to record the contract revenues (net of an appropriate reserve for uncollectibility) into the fiscal quarters in which they should have been earned, and by reversing the reserve in the quarter ended December 31, 1997, has recognized the income effect of that event in that quarter (See Note N to the financial statements in the June 1997 Form 10-KSB/A. These adjustments had no impact on net earnings previously reported.

     Total Company revenues increased slightly by 1.0% or $88,000 for the first half of fiscal 1998 as compared to the first six months of fiscal 1997. Company revenue for the three month period ending December 31, 1997 decreased by 8.0% or $392,000 from the comparable period a year earlier.

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

     Service revenues increased by $428,000 or 7.3% from $5,878,000 in the first half of fiscal 1997 to $6,306,000 in the first six months of fiscal 1998. This increase is principally due to the Company's Hemocare division. Service revenues decreased slightly by $7,000 for the three-month period ended December 31, 1997 as compared to the same period a year ago.

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

     Software development costs increased $46,000 or 4.0% from $1,136,000 in the six month period ended December 31, 1996 to $1,182,000 for the same period ended December 31, 1997. Software development costs increased $67,000 or 12.6% the quarter ended December 31, 1997 as compared to the same quarter in fiscal 1997. Capitalized software additions were $545,000 and $320,000 for the first six months of fiscal 1998 and 1997 respectively. The higher level of fiscal 1998 spending includes approximately $150,000 in outside contracted software development activity principally expended on the Company's WORx product line.

     Selling, general and administrative expenses increased $24,000 or 0.6% from $3,981,000 to $4,005,000 in comparing the first halves of fiscal 1997 and 1998. For the three month period ended December 31, 1997 selling, general and administrative expenses decreased $461,000 or 20.3% from the same period in the prior year. The fiscal 1998 change for both compared periods reflects a reversal of allowance for doubtful accounts of $480,000 for the three months ended December 31, 1997 and $384,000 for the six months ended December 31, 1997 (see Note 3). Additionally, the Company expensed in the second quarter of fiscal 1998 approximately $167,000 in litigation settlement payment accruing to claims against the Company made by Cedars-Sinai Medical Center. The Company along with the other named party in the suit has reserved their rights to pursue indemnification from each other. Legal fees related to the claim have been expensed as incurred.

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

     Net earnings increased by $298,000 or 27% from $1,118,000 in the first six months of fiscal 1997 to $1,416,000 for the first half of fiscal 1998. Net earnings increased by 141,000 or 22% in the quarter ended December 31, 1997 as compared to the prior years.


LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company's cash and cash equivalent position as December 31, 1997 was $3,314,000 an increase of $1,379,000 from $1,935,000 at June 30, 1997. At
December 31, 1997 the current ratio was 1.1 to 1. In addition to $1,111,000 in cash provided by operations, the current working capital position was improved by an August 1997 private placement providing approximately $2,138,000, net of expenses.

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


          MEDIWARE  Information  Systems,  Inc.
          -------------------------------------
          (Registrant)



        May  20,  1997                    By:  George J. Barry     /s/
     -------------------                       -----------------------
     (Date)                                     George J. Barry, CFO




                MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                    EXHIBIT 11

                  SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE


                        Three months    Three months    Six months   Six months
                           ended            ended          ended          ended
                        December 31,   December 31,   December 31, December 31,

                               1997           1996           1997          1996
                        -------------  -------------  -------------  ----------

Net Income              $     793,000  $     652,000  $   1,416,000  $1,118,000
                        -------------  -------------  -------------  ----------
Weighted Average Share
Outstanding                 5,502,809      4,942,000      5,365,746   4,938,000
Effect of Dilutive
Securities: Common
Stock Equivalents
(Options & Warrants)        1,214,074        931,000      1,144,892     920,000
Average shares
Outstanding assuming
Dilution                    6,716,883      5,873,000      6,510,638   5,858,000
                        -------------  -------------  -------------  ----------
Basic earnings per share
                                 0.14  $        0.13  $        0.26  $     0.23
Diluted earnings per
share                   $        0.12  $        0.11  $        0.22  $     0.19

[ARTICLE] 5

[MULTIPLIER]1000
[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          JUN-30-1998
[PERIOD-END]                               DEC-31-1997
[CASH]                                            3314
[SECURITIES]                                         0
[RECEIVABLES]                                     7503
[ALLOWANCES]                                       333
[INVENTORY]                                        228
[CURRENT-ASSETS]                                 11495
[PP&E]                                            2663
[DEPRECIATION]                                    1731
[TOTAL-ASSETS]                                   20815
[CURRENT-LIABILITIES]                            10637
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           552
[OTHER-SE]                                        9606
[TOTAL-LIABILITY-AND-EQUITY]                     20815
[SALES]                                           9367
[TOTAL-REVENUES]                                  9367
[CGS]                                             2509
[TOTAL-COSTS]                                     7696
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 274
[INCOME-PRETAX]                                   1502
[INCOME-TAX]                                        86
[INCOME-CONTINUING]                               1416
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-PRIMARY]                                      .26
[EPS-DILUTED]                                      .22