Form 10KSB
period 1997-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1998-05-21
CIK 874733

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                 FORM 10-KSB/A
                 AMENDMENT NO. 1 TO FORM 10-KSB ON FORM 10-KSB/A
              _x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

THE REGISTRANT HEREBY AMENDS ITEMS 6 AND 7 AS FOLLOWS:

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity  and  Capital  Resources
----------------------------------

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

     The Company's cash and cash equivalent position at June 30, 1997 was $1,935,000, a decrease of $569,000 from fiscal year end 1996. At June 30, 1997 the net working capital was $2,487,000 and the current ratio was 1:4-1. The impact of the August, 1997 private placement on the Company's cash and working capital position is shown (as if it had occurred on June 30, 1997) on an unaudited Pro Forma balance sheet in the financial statements (see Note M to the Financial Statements). The Pro Forma cash and cash equivalent position is $4,025,000; the Pro-Forma net working capital was $4,577,000 and the Pro Forma working capital ratio was 1.7 to 1. The Pro Forma balances are not prospective information. Actual cash and working capital amounts at the time of the private placement made differ significantly from such Pro Forma amounts.

     In order to cover its cash needs during fiscal years 1994 and 1995, the Company carried out financing programs under which it borrowed an aggregate of $1,299,000 from investors, including directors. As part of the financing package such investors received 1,040,025 warrants along with promissory notes to purchase shares of common stock, exercisable at $0.50 per share and 129,695 warrants exercisable at $1.25 per share. During fiscal year 1996, the company repaid $120,000, leaving a balance of $1,179,000. In May of 1996, some of the investors exercised 495,025 of the $0.50 warrants for a total of $247,512.50. A portion of these funds was used by the Company for the acquisition of Pharmakon and JAC. In September of 1997, $325,000 of these $1,179,000 borrowings balance was repaid to individuals whose Notes were not subordinate to the continental promissory Note. Effective September 15, 1997 these note holders agreed to reduce the interest on this unpaid amount from 12% to 9% leaving the unpaid balance of $854,000 owing to two directors and another person.

     The Company has procured a line of credit from a bank in the total sum of
$75,000.    As of June 30, 1997, there were no balances outstanding under this facility.

Material Changes in Results of Operations: Fiscal 1997 vs. Fiscal 1996 Changes in Results of Operations: Fiscal 1997 vs. Fiscal 1996
----------------------------------------------------------------------

During the year ended June 30, 1997, because of billing errors that were undetected by supervisors, the Company did not timely invoice certain service revenues that it was legally entitled to bill. The error was detected by an internal management analysis of sales, and confirmed a thorough review of contract administration files. As a result, $181,935 of revenues, that had not been recorded in the fiscal quarters in which they had been earned, were originally recorded in the 4th quarter. The company has restated the amounts originally reported to reflect the revenue in each of the quarters of the year ended June 30, 1997 (see Note O to the financial statements). These adjustments
had  no impact on net earnings for the year ended June 30, 1997.   The Company
has also taken appropriate action to assure that it has not failed to record other billings and that it will not similarly experience this problem in the future.

  In addition, the Company, having acquired an entity in June 1996, discovered that the prior owners had not billed certain contractual software maintenance revenues to some of its customers. While the Company continued to provide the contracted maintenance support to these customers, it chose not to bill such revenues on a going forward basis until it had established that such billing would be collectible. However, the Company actively began a program to support its ability to bill and collect the revenue for those maintenance contract, and during the quarter ended December 31, 1997, it achieved satisfactory indications (i.e., it had established a sufficiently credible reputation for service with the customers, had developed new and additional products upon which these customers now relied, and had specifically discussed and agreed collection schedules for the billings with the customers) that revenue was now, in fact, collectible. Accordingly, it recognized in that quarter the cumulative effects of those events. It has now revised its prior quarterly information to record the contract revenues (net of an appropriate reserve for uncollectibility) into the fiscal quarters in which they should have been earned, and by reversing the reserve in the quarter ended December 31, 1997, has recognized the income effect of that event in that quarter (See Note N to the financial statements). These adjustments had no impact on net earnings previously reported.


     Total revenue increased by $8,471,000 or 81% from $10,432,000 in fiscal 1996 to $18,903,000 in fiscal 1997. The increase is primarily attributable to the Pharmakon and JAC acquisition ("Acquisition"). Pharmakon and JAC contributed $163,000 or less than one month in revenue in fiscal 1996 and $7,931,000 for a full year in fiscal 1997.

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

     Service revenues increased 173% or $8,023,000 in fiscal 1997 vs. fiscal 1996. Service revenue increases in fiscal 1997 vs. fiscal 1996 were principally due to the Pharmakon and JAC Acquisition, which recorded an increase of $6,407,000. Included in this increase is $384,000 in service maintenance revenue related to a change in billing policy (see note N). Additionally, Hemocare service revenues increased by $1,018,000 in fiscal 1997 over the prior year due largely to a focused marketing emphasis on increasing service revenues.

     Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients with related transportation costs. As a percentage of related sales, cost of systems increased 4% from 35% in fiscal 1996 to 39% in fiscal 1997. This increase reflects a higher proportion of third party software and computer hardware in fiscal 1997 vs. fiscal 1996 which is sold at lower gross margins than company produced product sales.


     Cost of services include salaries of client service personnel, communications expenses, unreimbursed travel, and training expenses along with related office and other direct expenses. Cost of Services increased $1,510,000 or 108% in fiscal 1997 as compared to fiscal 1996. As a percentage of service revenue, cost of services decreased 7% from 30% in fiscal 1996 to 23% in fiscal 1997. The increase in expense is principally due to the Acquisition. Due to the relatively fixed staffing and other expense within cost of services, the increase in corresponding service revenues resulted in higher gross margins.

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

     Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. Selling, general and administrative expenses increased 73% or $3,637,000 from $4,960,000 in fiscal 1996 to $8,597,000 in fiscal 1997. The Pharmakon and JAC acquisition accounted for the majority, or $3,308,000, of this increase.

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


ITEM7.      FINANCIAL

CONTENTS

                                                                          PAGE
                                                                          ----

CONSOLIDATED FINANCIAL STATEMENTS

Independent  auditors'  report                                             F-2

Balance  sheet  as  of  June  30,  1997                                    F-3

Statements  of  operations  for the years ended June 30, 1997 and 1996     F-4

Statements of stockholders' equity for the years ended
    June 30, 1997 and 1996                                                 F-5

Statements  of  cash  flows for the years ended June 30, 1997 and 1996     F-6

Notes  to  financial  statements                                           F-7


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


Richard  A.  Eisner  &  Company,  LLP

New  York,  New  York
August    28,  1997

With  Respect  to  Note  N
April  29,  1998
MEDIWARE  INFORMATION  SYSTEMS,  INC.  AND  SUBSIDIARIES



CONSOLIDATED  BALANCE  SHEET
AS  OF  JUNE  30,  1997


                                                                     PRO FORMA
                                                      HISTORICAL      (NOTE M)
                                                  -------------  -------------
                                                                   (UNAUDITED)
ASSETS (NOTE E)
Current assets:
Cash and cash equivalents (Note H)                $  1,935,000   $  4,025,000
Accounts receivable, less estimated doubtful accounts
       of $666,000 (Notes A, J, N and O)             6,357,000      6,357,000
Inventories (Note A)                                    56,000         56,000
Prepaid expenses and other current assets              304,000        304,000
                                                  -------------  -------------

Total current assets                                 8,652,000     10,742,000

Fixed assets, at cost, less accumulated depreciation
       of $1,572,000 (Notes A and C)                   752,000        752,000
Capitalized software costs (Notes A and D)           1,448,000      1,448,000
Excess of cost over fair value of net assets acquired, net
   of accumulated amortization of $732,000
   (Notes A and B)                                   6,419,000      6,419,000
Other assets                                            78,000         78,000
                                                  -------------  -------------

                                                  $ 17,349,000   $ 19,439,000
                                                  =============  =============

LIABILITIES
Current liabilities:
Accounts payable                                  $    713,000   $    713,000
Accrued expenses and other current
   liabilities (Note F)                              2,032,000      2,032,000
Advances from customers (Note A)                     2,106,000      2,106,000
Current portion of capital leases payable              102,000        102,000
Notes payable (Note E)                               1,212,000      1,212,000
                                                  -------------  -------------

Total current liabilities                            6,165,000      6,165,000

Notes payable, less current portion (Note E)         4,600,000      4,600,000
Capital leases payable, less current portion            60,000         60,000
                                                  -------------  -------------

Total liabilities                                  10 ,825,000    10 ,825,000
                                                  -------------  -------------

Commitments and contingencies (Note H)

STOCKHOLDERS' EQUITY (NOTE G)
Preferred stock - $.01 par value; authorized 10,000,000
    shares; none issued and outstanding
Common stock - $.10 par value; authorized 12,000,000 shares;
    5,056,486 shares issued and outstanding            506,000        510,000
Additional paid-in capital                          13,621,000     15,707,000
Unearned compensation                                  (91,000)       (91,000)
Cumulative foreign currency translation adjustment      36,000         36,000
(Deficit)                                           (7,548,000)    (7,548,000)
                                                  -------------  -------------

Total stockholders' equity                           6,524,000      8,614,000
                                                  -------------  -------------

                                                  $ 17,349,000   $ 19,439,000
                                                  =============  =============

See  notes  to  financial  statements          F-3










CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                           YEAR ENDED JUNE 30,
                                                         ---------------------

                                                       1997               1996
                                                ----------------  ------------


Revenues:

System sales                                    $     6,229,000   $ 5,781,000

Services                                             12,674,000     4,651,000
                                                ----------------  ------------



Total revenues                                       18,903,000    10,432,000
                                                ----------------  ------------


Costs and expenses:

Cost of systems                                       2,413,000     2,023,000

Cost of services                                      2,913,000     1,403,000

Purchased research and development (Note B)                         3,891,000

Software development costs                            2,155,000     1,438,000

Selling, general and administrative                   8,597,000     4,960,000
                                                ----------------  ------------



Total costs and expenses                             16,078,000    13,715,000
                                                ----------------  ------------



Earnings (loss) before interest and
    provision for income taxes                        2,825,000    (3,283,000)

Interest income                                          81,000        14,000

Interest (expense)                                     (740,000)     (216,000)
                                                ----------------  ------------



Earnings (loss) before provision for income taxes     2,166,000    (3,485,000)

Income tax provision (Notes A and I)                     85,000         6,000
                                                ----------------  ------------



NET EARNINGS (LOSS)                             $     2,081,000   $(3,491,000)
                                                ================  ============



EARNINGS (LOSS) PER SHARE (NOTE A)              $          0.35   $     (1.24)
                                                ================  ============



WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON

   EQUIVALENT SHARES                                  5,917,441     2,817,405
                                                ================  ============


See  notes  to  financial  statements          F-4


CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY


                                                                      UNEARNED
                                                PORTION OF             FOREIGN
                                    ADDITIONAL  COMPENSATORY          CURRENCY
                    COMMON STOCK      PAID-IN    STOCK             TRANSLATION
                  SHARES     AMOUNT    CAPITAL   OPTIONS  (DEFICIT) ADJUSTMENT
                  -------  --------  --------  --------  ---------  ----------
BALANCE-JULY 1, 1995 2,596,410   $260,000   $8,147,000       $(6,138,000)
Shares issued to directors         86,040        9,000            86,000
Exercise of warrants              495,025       49,000           198,000
Shares issued in connection with
private placement (Note G)      1,723,076      172,000         4,891,000
Shares issued as fees for acquisitions
   (Note B)                        30,769        3,000            97,000
Net loss                                                      (3,491,000)
                                                             ------------

BALANCE-JUNE 30, 1996 4,931,320   493,000   13,419,000        (9,629,000)
Shares issued to directors (to be
delivered during fiscal 1998)            25,000      3,000         91,000
Exercise of stock options               100,166     10,000        125,000
Compensatory stock options issued                  117,000     $ (91,000)
Registration costs incurred in connection
   with private placement (Note G)                              (131,000)
Foreign currency translation                                $     36,000
Net earnings                                                   2,081,000
                                                            ------------

BALANCE-JUNE 30, 1997 5,056,486 $506,000 13,621,000 (91,000) (7,548,000) 36,000
                 =========  ========  ==========  ========  ===========  ======


                                               TOTAL
                                            ------------
BALANCE - JULY 1, 1995                      $ 2,269,000
Shares issued to directors                       95,000
Exercise of warrants                            247,000
Shares issued in connection with
private placement (Note G)                    5,063,000
Shares issued as fees for acquisitions
   (Note B)                                     100,000
Net loss                                     (3,491,000)
                                            ------------

BALANCE - JUNE 30, 1996                       4,283,000
Shares issued to directors (to be
delivered during fiscal 1998)                    94,000
Exercise of stock options                       135,000
Compensatory stock options issued                26,000
Registration costs incurred in connection
   with private placement (Note G)             (131,000)
Foreign currency translation                     36,000
Net earnings                                  2,081,000
                                            ------------

BALANCE - JUNE 30, 1997                     $ 6,524,000
                                            ============


See  notes  to  financial  statements          F-5


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                           YEAR ENDED JUNE 30,
                                                         ---------------------
                                                       1997               1996
                                                ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                        $          2,081,000   $(3,491,000)
Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
Shares issued to directors                               94,000        95,000
Compensatory stock options issued to consultants         26,000
Provision for doubtful accounts                         645,000       162,000
Depreciation and amortization                         1,058,000       709,000
Purchased research and development                                  3,891,000
Changes in operating assets and liabilities,
    net of effects from purchase of Pharmakon & JAC:
Accounts receivable                                  (3,113,000)     (620,000)
Inventories                                             152,000       (53,000)
Prepaid and other assets                               (151,000)      (28,000)
Accounts payable, accrued expenses
   and customer advances                              1,209,000       665,000
                                                   -------------  ------------

Net cash provided by operating activities             2,001,000     1,330,000
                                                   -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets                           (262,000)     (127,000)
Capitalized software costs                             (929,000)     (496,000)
Purchase of Pharmakon and JAC, net of cash acquired                (3,893,000)
                                                                  ------------

Net cash used in investing activities                (1,191,000)   (4,516,000)
                                                   -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                    (1,383,000)     (129,000)
Proceeds from exercise of options and warrants          135,000       247,000
Proceeds (expenses) of private placement               (131,000)    5,063,000
                                                   -------------  ------------

Net cash provided by (used in) financing activities  (1,379,000)    5,181,000
                                                   -------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (569,000)    1,995,000
Cash and cash equivalents - beginning of year         2,504,000       509,000
                                                   -------------  ------------

CASH AND CASH EQUIVALENTS - END OF YEAR            $  1,935,000   $ 2,504,000
                                                   =============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                          $    582,000   $    64,000
 Income taxes                                      $     46,000   $     6,000
Noncash transactions:
Equipment acquired with capital leases             $    120,000   $    41,000

The Company made acquisitions for $3,893,000 of cash in the year ended June 30,
1996.  The purchase price was allocated to the assets acquired and liabilities
assumed based on their fair value as indicated in Note B          $10,004,000
Less cash acquired                                                $   (11,000)
Promissory note issued                                            $(6,000,000)
Common stock issued                                               $  (100,000)
                                                                  ------------
                                                                  $ 3,893,000
                                                                  ============

See  notes  to  financial  statements          F-6

MEDIWARE  INFORMATION  SYSTEMS,  INC.  AND  SUBSIDIARIES

NOTES  TO  FINANCIAL  STATEMENTS
JUNE  30,  1997


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

NOTE  A  -  THE  COMPANY  AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12]          FINANCIAL  INSTRUMENTS:

The carrying amounts of accounts receivable, accounts payable, accrued expenses, capitalized lease obligations and long-term debt approximate their fair value as the interest rates on the Company's indebtedness approximate current market rates and due to the short period to maturity of these instruments.

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

The purchase price has been allocated to the assets acquired, including cash of $11,000, and liabilities assumed based on their fair values as follows:

Purchase price:
Cash                                                   $ 3,666,000
Note payable                                             6,000,000
Costs of acquisition                                       338,000
                                                       ------------

                                                       $10,004,000
                                                       ============

Assets acquired and liabilities assumed:
Current assets                                         $   638,000
Fixed assets                                               248,000
    Other assets                                           151,000
Purchased research and development                       3,891,000
Excess of cost over fair value of net assets acquired    5,873,000
Current liabilities                                       (797,000)
                                                       ------------

                                                       $10,004,000
                                                       ============





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

Pro forma summary consolidated results of operations, based on the original agreement, assuming the acquisition of Pharmakon and JAC had taken place on July 1, 1995 is as follows:

                      YEAR ENDED
                     JUNE 30, 1996
                    ---------------
                      (UNAUDITED)
Revenue             $    18,965,000
                    ===============

Net earnings        $        26,000
                    ===============

Earnings per share  $           .01
                    ===============

NOTE  C  -  FIXED  ASSETS

Fixed  assets  consist  of  the  following  as  at  June  30,  1997:

Computer, machinery, and office equipment  $1,996,000
Furniture                                     310,000
Leasehold improvements                         18,000
                                           ----------

                                            2,324,000
Less accumulated depreciation               1,572,000
                                           ----------

                                           $  752,000
                                           ==========

NOTE  D  -  CAPITALIZED  SOFTWARE  COSTS


                                                         JUNE 30,
                                                        -----------
                                                           1997         1996
                                                        -----------  -----------
Balance, beginning of year (net of accumulated
amortization)                                           $1,012,000   $  998,000
Additions                                                  929,000      496,000
Amortization                                              (493,000)    (482,000)
                                                        -----------  -----------

Balance, end of year (net of accumulated amortization)  $1,448,000   $1,012,000
                                                        ===========  ===========



NOTE  E  -  NOTES  PAYABLE

At  June  30,  1997  the  Company  has  outstanding  notes payable as follows:


Promissory note issued in connection with the acquisition of Pharmakon and
JAC (the "Acquisition Note") (Note B) guaranteed by the Company, collateralized by substantially all of the assets of Digimedics and all of the issued and outstanding stock of Digimedics and JAC.  The loan agreement, among other matters, restricts the Company with respect to incurring any lien or encumbrance on its property or assets, entering into new
indebtedness and paying any dividends (1)                       $4,633,000

Notes issued during the years ended June 30, 1995 and 1994,
bearing interest at 12% per annum, due on demand, collateralized by the trade accounts receivable of Digimedics (including $804,000 owed to
directors) (2)                                                        1,179,000
                                                                     ----------

                                                                      5,812,000
Less current maturities                                               1,212,000
                                                                     ----------

Balance due during fiscal year ending June 30, 1999                  $4,600,000
                                                                     ==========


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


NOTE  F  -  ACCRUED  EXPENSES  AND  OTHER  CURRENT  LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 1997:

Wages and related benefits                                        $  895,000
Professional fees (including $96,000 due to a related party see
Note K)                                                              205,000
Interest (including $323,000 due to directors)                       469,000
Income tax                                                            42,000
Other                                                                421,000
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

The following table sets forth summarized information concerning the Company's stock options:


                                     YEAR ENDED JUNE 30,
                                               1997                       1996
                                                 WEIGHTED             WEIGHTED
                                                  AVERAGE              AVERAGE
                                                 EXERCISE             EXERCISE
                                   SHARES           PRICE     SHARES     PRICE
                          --------------------  ---------  --------  ---------
Options outstanding at beginning
   of year                            601,674   $    1.37  578,565   $    1.42
Granted                               226,669   $    3.22   80,002   $    1.14
Exercised                                       (100,166)  $    1.35    - 0 -
Cancelled                             (27,355)  $    2.29  (56,893)  $    1.54
                          --------------------             --------

Options outstanding at end of year    700,822   $    1.93  601,674   $    1.37
                          ====================             ========

Options exercisable at end of year    408,915   $    1.56  438,060   $    1.50
                          ====================             ========

The following table presents information relating to stock options outstanding at June 30, 1997:

                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE

                                                       WEIGHTED
                             WEIGHTED    AVERAGE                       WEIGHTED
                              AVERAGE   REMAINING                       AVERAGE
   RANGE OF                  EXERCISE    LIFE IN                       EXERCISE
EXERCISE PRICE    SHARES        PRICE      YEARS          SHARES          PRICE
---------------  ----------  ---------  ---------  -----------------  ---------
$     1 - $1.76  460,124     $    1.13       6.01            363,217  $    1.17
$ 2.80 - $3.625  211,669     $    3.22       7.55             16,669  $   3.625
$          5.25    29,029    $    5.25       2.00             29,029  $    5.25
           ------------------------               -------------------

                 700,822     $    1.93       6.31            408,915  $    1.56


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

[1]          STOCK  OPTIONS  AND  WARRANTS:    (CONTINUED)

The  weighted-average  fair  value at date of grant for options granted during the year ended June 30, 1997 and 1996 was $1.89 and $0.73 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                  JUNE 30,
                                 -----------
                                    1997        1996
                                 -----------  ---------
Risk-free interest rates         5.6% - 6.5%  5.9% - 6%
Expected option life in years         3 - 8      3 - 8
Expected stock price volatility          50%        80%
Expected dividend yield               - 0 -      - 0 -


Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net earnings
(loss) for the years ended June 30, 1997 and 1996 would have been $2,010,000 and $(3,521,000) or $0.34 per share and $(1.25) per share, respectively.

[2]          PRIVATE  PLACEMENT:

During June 1996, the Company completed a private placement of its securities. The Company issued 1,692,308 shares of its common stock for $3.25 a share, yielding gross proceeds of approximately $5,550,000. In connection with the private placement and the related registration of the securities (pursuant to registration rights granted to the investors) the Company incurred costs aggregating $568,000 (of which approximately $118,000 was paid to a related party) ( see Note K). The Company recorded $437,000 of these costs during the fiscal year ended June 30, 1996 and $131,000 during the fiscal year ended June 30, 1997. The Company also issued 30,768 shares of common stock to related parties as a placement fee valued at $100,000.



NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

[1]          OPERATING  LEASES:

Rental commitments for the remaining term of the Company's noncancellable leases relating to office space expiring at various dates through 2004 are as follows:

Year Ending
  June 30,
-----------
1998         $  489,000
1999            245,000
2000            191,000
2001            170,000
2002             48,000
Thereafter       97,000
             ----------

             $1,240,000
             ==========


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


NOTE  I  -  INCOME  TAXES

The  provision  for  income  taxes  consists  of  the  following:



         YEAR ENDED JUNE 30,
         --------------------
                 1997           1996
         --------------------  ------
Federal  $             28,000
State                  51,000  $6,000
Foreign                 6,000
         --------------------

         $             85,000  $6,000
         ====================  ======

NOTE  I  -  INCOME  TAXES    (CONTINUED)

The principal components of deferred tax assets, liabilities and valuation allowance are as follows:


Deferred tax assets:
Net operating loss carryforwards                                 $ 2,312,000
Business tax credit carryforwards                                    359,000
Purchased research and development                                 1,449,000
Valuation reserves and accruals deductible in different periods      242,000
Other                                                                 28,000
                                                                 ------------

                                                                   4,390,000
Valuation allowance                                               (3,781,000)
                                                                 ------------

                                                                     609,000
                                                                 ------------
Deferred tax liabilities:
Software cost capitalization                                         579,000
Amortization differences                                              30,000
                                                                 ------------

                                                                     609,000
                                                                 ------------

Net deferred tax asset                                           $     - 0 -
                                                                 ============


The Company has recorded a valuation allowance for the amount by which deferred tax assets exceed deferred tax liabilities as the likelihood of its future realization cannot be presently determined.

The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:



                                                            YEAR ENDED JUNE 30,
                                                  ---------------------
                                                       1997              1996 *
                                            ---------------------  ------------
Income tax provision (benefit) - statutory rate  $       736,000   $(1,187,000)
Provision for state income taxes (benefit) -
net of federal benefit (expense)                         134,000      (181,000)
(Reduction) increase in valuation allowance on
deferred tax assets                                     (857,000)    1,374,000
Nondeductible items                                                     66,000
Other                                                                    6,000
                                            ---------------------

                                            $             85,000   $     6,000
                                            =====================  ============

* Reclassified to be comparative to the current year.


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

Effective July 21, 1997 the above agreement was modified to provide that Digimedics will be entitled to retain 100% of any amounts collected after July 21, 1997 with respect to accounts receivable which had not been billed by Continental prior to the acquisition date. In addition, the amount to be paid by Continental to Digimedics was reduced from $1,237,000 to $437,000. Such amount ($437,000) was effectively received as of July 21, 1997 by the reduction of the principal amount of the Acquisition Note. This payment was for work performed to date for servicing the various customers and is included in accounts receivable at June 30, 1997 (Note E).


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

NOTE  L  -  INFORMATION  ON  BUSINESS  SEGMENTS

The Company operates in only one business segment, specifically engaging in development, installation and maintenance of computerized information systems for hospitals. The Company's worldwide activities consist of operations in the United States and the United Kingdom. Revenue, income and identifiable assets by geographical area as at and for the year ended June 30, 1997 are as follows:

                                         United       United     Consolidated
                                         States       Kingdom        Total
                                       -----------  -----------  -------------
Revenues from unaffiliated customers   $16,952,000  $1,951,000   $  18,903,000

Net earnings (loss)                      2,099,000     (18,000)      2,081,000

Identifiable assets                     15,936,000   1,413,000      17,349,000


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


NOTE  N          RESTATEMENT  OF  REVENUE  AND  EXPENSES

Subsequent to a June 1996 acquisition, the Company recorded maintenance revenue on contracts with the acquired company's customers in a manner that was consistent with the policies followed prior to the acquisition. Subsequent to the acquisition, the Company's management discovered that the acquired company had not consistently billed certain contractual software maintenance revenues. For the quarter ended December 31, 1997 the Company obtained satisfactory indications (i.e., it had established a sufficiently credible reputation for service with the customers who had not previously been billed, had developed new and additional products upon which these customers now relied, and had specifically discussed collection schedules for the billings with the customers) that such revenue was, in fact collectible, and accordingly, it recognized in that quarter the cumulative effects of the economic event. After discussions with the accounting staff of the Securities and Exchange Commission on April 29, 1998, the Company elected to restate the financial statements of periods following the acquisition to record the revenues and corresponding expenses which include provisions for doubtful accounts in the quarters in which the services were provided. This restatement, which has no effect on net income, increased both revenue and selling, general and administrative expenses by $384,000 from the amounts previously reported for the year ended June 30, 1997.

NOTE  O          YEAR-END  ADJUSTMENTS AND RESTATEMENT OF QUARTERLY RESULTS OF
OPERATIONS  (UNAUDITED)

During the quarter ended June 30, 1997, the Company detected and corrected an error with respect to its previous under billing for services under certain software maintenance contracts, and as a result, it recorded and billed those revenues for that quarter. The Company is restating its previously issued fiscal 1997 quarterly financial statements to reflect the revenues and the related expenses, including the provision for doubtful accounts, in the quarters in which the revenues ought originally to have been billed. In addition, the Company is restating its fiscal 1997 quarterly financial statements to reflect the adjustments resulting from the matter discussed in Note N above. These corrections, which have no effect on net income for the year ended June 30, 1997, result in changing previously reported revenues, net income and per share amounts for the fiscal 1997 quarters as shown below:

                                             Quarter Ended *
                              9/96   12/96         3/97           6/97
                             ------  ------  ----------------  ----------
(in thousands, except per
share amounts)
REVENUES:
As originally reported       $4,359  $4,672  $          4,427  $   5,061
Increase (decrease)             120     128               150        (14)
                             ------  ------  ----------------  ----------
As restated                  $4.479  $4,800  $          4,577  $   5,047
                             ======  ======  ================  ==========

NET INCOME:
As originally reported       $  446  $  625  $            482  $     528
Increase (decrease)              20      27                46        (93)
As restated                  $  466  $  652  $            528  $     435
                             ======  ======  ================  ==========

EARNINGS (LOSS) PER SHARE:
As originally reported       $  .08  $  .11  $   .08    $.09
Increase (decrease)                              .01    (.02)
As restated                  $  .08  $  .11  $   .09  $  .07
                             ======  ======   =======  ======

- The  selected  quarterly  financial  data  has  not  been  audited or
- reviewed by the Company's  independent  auditors.

PART II
ITEM 6.  Exhibits and Reports On Form 8K

Exhibits
--------
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of Mediware Information Systems, Inc. and subsidiaries of our reported dated August 28, 1997 (with respect to Note N, April 29,
1998) on the financial statements as of and for the year ended June 30, 1997 which is included in Amendment No. 1 to the annual report on form 10-KSB for the year ended June 30, 1997.

May 20, 1998                            Richard A. Eisner, & Company, LLP.

                                  SIGNATURES
                                  ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
          MEDIWARE  Information  Systems,  Inc.
          (Registrant)

     By:          /s/  George J. Barry
     ---          --------------------
                 George J. Barry, CFO
[ARTICLE] 5
[MULTIPLIER] 1000

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          JUN-30-1998
[PERIOD-END]                               DEC-31-1997
[CASH]                                            1935
[SECURITIES]                                         0
[RECEIVABLES]                                     6357
[ALLOWANCES]                                       666
[INVENTORY]                                         56
[CURRENT-ASSETS]                                  8652
[PP&E]                                            2324
[DEPRECIATION]                                    1572
[TOTAL-ASSETS]                                   17349
[CURRENT-LIABILITIES]                             6165
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           506
[OTHER-SE]                                        6018
[TOTAL-LIABILITY-AND-EQUITY]                     17349
[SALES]                                          18903
[TOTAL-REVENUES]                                 18903
[CGS]                                             5326
[TOTAL-COSTS]                                    16078
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 740
[INCOME-PRETAX]                                   2166
[INCOME-TAX]                                        85
[INCOME-CONTINUING]                               2081
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-PRIMARY]                                     2081
[EPS-DILUTED]                                      .22