Form 10KSB
period 1998-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1998-10-13
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

              _x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998
                                      or
             _  Transition Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        Commission File Number 1-10768
                                               -------

                      MEDIWARE INFORMATION SYSTEMS, INC.
          (Name of small business issuer as specified in its charter)

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

Title  of  each  class               Name of each exchange on which registered
Common Stock, par value $.10 per share                  NASDAQ SmallCap Market
                                              The Pacific Stock Exchange, Inc.

Securities  registered  under  Section  12(g)  of  the  Act:    None

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

Issuer's  revenues  for  its  most  recent  fiscal  year  were  $20,530,000
                                                                -----------

The aggregate market value of Common Shares of the issuer held by non-affiliates at October 12, 1998, was approximately $29,732,000
                                                             -----------
Number  of  Common  Shares outstanding at September 2, 1998: 5,602,000 shares.
                                                             ---------

                     Documents Incorporated by Reference:

The Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders is incorporated by reference in Part III of this Report.

                                    PART I

CAUTIONARY  NOTE:

     Certain statements made in or incorporating this 10-KSB are forward-looking statements, such as descriptions of Mediware's intentions to market new products, extend existing products, acquire or develop new products, and utilize new channels of distribution. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include: (i) Mediware's significant indebtedness, a portion of which comes due in November 1998, and the restrictive covenants contained in the Company's promissory note for such indebtedness, (ii) the wide variability of Mediware's operating results, (iii) the market's acceptance of the Company's WORx product, (iv) the intense competition in the hospital computer software industry (v) the rapid and significant technological advances in the computer software industry, which renders the obsolescence of computer programs, including the Company's, within a short time, (vi) the effect of governmental regulation on the Company, (vii) the Company's dependence upon its key employees, (viii) the Company's ability to manage its rapid growth and
(ix) the risks associated with the Company's international operations. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein and in the "Risk Factors" section of Mediware's Prospectus contained in the Registration Statement on Form S-4, File No. 333-57693, especially those under the headings "Significant Indebtedness and Restrictive Covenants," "Variability of Operating Results," "Market Acceptance of new WORx Product," "Competition," "Technological Obsolescence; Continual Need for Successful Marketing and Acceptance of New Products," "Product Protection," "Dependence Upon Key Employees," "Management of Growth", "Risks Associated with International Operations" and "Government Regulation." Mediware does not intend to update publicly any forward-looking statements.

ITEM  1.    BUSINESS

     Mediware markets and supports stand-alone computer-based management information systems for use in various clinical departments of hospitals. The computer-based systems typically consist of peripheral hardware (such as disk drives and printers), local area network ("LAN") hardware and software (which the Company purchases and resells), and Mediware's own proprietary application software which it has developed. The systems are designed to automate the data these clinical departments provide to hospital management and thereby increase productivity, reduce operating costs, enhance revenues and improve quality assurance and patient care. These benefits are of critical importance to hospital administrators who face increasing financial and regulatory
pressures.    At  present,  Mediware  offers  systems  for  three  different departments, the blood bank, the pharmacy and the surgical suite. The Company has approximately 1,000 systems installed in the U.S., Canada, the U.K., and elsewhere.

     See "Financial Statements" for information about the Company's revenues, operating profit and loss and assets. The Company's operations are within one industry segment.

     The  Company's  product  lines  are  managed  through  three  operating
divisions:    Hemocare  Division  (blood  bank),  Pharmacy  Division  (WORx,
Digimedics  and  Pharmakon),  and  Surgiware  Division  (surgical  suite).

     See "Acquisition of Informedics" below for a description of an acquisition that took place following the end of the fiscal year.



Product  Lines
--------------

     HEMOCARE -- The Company's cornerstone product is one of North America's leading blood bank information systems in the markets in which it is sold: either as a "stand-alone" system or as part of an integrated "Lab/Blood Bank" system. The system was originally designed in collaboration with Memorial Sloan-Kettering Cancer Center in New York City. Hemocare's software programs are organized into subsystems performing over 200 functions of which the major ones (a) manage and control blood inventory; (b) perform long-term donor and transfusion record keeping; (c) store and manage characteristics of blood products to be transfused; (d) maintain patient and transfusion records; (e) maintain the records of patient test results; and (f) automate billing and workload recording.

     Hemocare's core technology is the UNIX operating system and the "C" programming language, allowing it to run on multiple hardware platforms. Current versions of the system are ported to the IBM RS/6000 as well as Intel PC technologies. The scalability of these platforms allows Hemocare to address the needs of virtually any size hospital or blood center. Hemocare markets innovative product enhancements such as Validation Templates, Video Validation, Standard Integration Module, and Automated Patient Backup Card System. At this time Hemocare believes that it is the only blood bank system to offer this suite of products, which assist customers in their efforts to remain compliant with regulatory agency guidelines. The Standard Integration Module (a set of comprehensive, pre-packaged interface programs) was instrumental in Mediware's ability to recruit laboratory vendors who have integrated and remarketed the Hemocare system. The Company currently has remarketing agreements with Citation Computer Systems, Inc., Dynamic Healthcare Technologies, Inc., HBOC and Company, Keane, Inc., NLFC, Inc., and SMS, Inc.

     Hemocare has contracts with approximately 290 hospitals that range in size from 100 beds to over 1,600 beds.

     ACQUISITION  OF  INFORMEDICS  --  In September 1998, the Company acquired
Informedics, Inc. Informedics develops and markets a line of computer software applications designed for blood bank data management systems. The blood bank data management systems, called LifeLine, are modular yet fully integrated, software systems which have been designed for the modern blood bank and hospital transfusion service to monitor donor records, unit inventory, and patient test and transfusion history. There are three primary applications of the LifeLine system. The first application supports the needs of the community blood bank whose activities include drawing and managing blood donors as well as testing, processing and distributing blood products. The second application meets the needs of a hospital transfusion service, which does not, as a rule, draw blood from donors. The third provides the features required by a hospital which draws blood from donors, manages blood product inventory and maintains related patient test and transfusion information.

     Informedics' product, IntraMed.net, represents a new class of application software, one that uses World Wide Web technology as its model with a three-component architecture; a Web client, a Web server, and an industry standard database. IntraMed.net provides participants rapid, cost effective access to information about patient eligibility, care plan coverage and benefits, plus an electronic messaging system for pre-authorizations and referrals. Because of its Internet and World Wide Web-based technology,
IntraMed.net can be used as a physician interface to laboratory, pharmacy, radiology, hospital, and surgical scheduling systems. This allows physicians to access their existing computer systems from their clinic offices or remote locations via a standard personal computer with Web browser and Internet
access.    The  Company  believes  that  the  national growth of managed care,

along with the related consolidation and integration of healthcare delivery, offers a significant opportunity for this technology.

     The pathology data management systems, called StarPath, are modular, yet fully integrated, software systems that are designed to fully automate a pathology department. Each application allows the pathology group to have direct control over the content and arrangement of work lists, labels and reports. There are two primary applications of the StarPath system. The first application automates the record keeping functions of a pathology department in the areas of surgical pathology, cytology and autopsies. The second application is similar to the first application except that it also includes the area of histology.

     Informedics has contracts with approximately 260 facilities including blood banks and hospitals that range in size from 100 beds to over 1,000 beds.

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

     In June of 1996, Digimedics Corporation acquired certain assets of the U.S. based Pharmakon division ("Pharmakon") and a pharmacy management system company operating in the United Kingdom, JAC Computer Services, LTD. ("JAC") from Continental Healthcare Systems, Inc. ("Continental"). The Pharmakon operation has been subsequently merged with the Digimedics operation to form the Pharmacy Division of the Company. The combination of client bases increased the Company's installed base of clinical information systems to approximately 1,000 (over 500 of which are pharmacy system installations). Installations that were already in existence in Canada together with the addition of the JAC client base provide the Company with an international presence.

     Clients include leading research institutions such as the University of California Medical Center, San Francisco; Columbia-Presbyterian Medical Center, New York City; University of Kansas Medical Center, Kansas City; University of Michigan Hospitals and Clinics, Ann Arbor; and the Royal Free Hospital, London.

     During fiscal 1997, the Pharmacy Division introduced a new client/server pharmacy system known as WORx. This advanced system features a Microsoft Windows-based graphical user interface, point-and-click ad-hoc report writing, integrated inpatient/outpatient profiles, and a relational database management system. The Company believes this system will be a major factor in the next generation of drug therapy management systems. Installation of this next generation system began in Fiscal 1997. By the close of Fiscal 1998, more than 30 institutions were either using or were in the process of installing this new product.

     Other  WORx  features  include:

- A clinical database and drug monographs (including foreign language monographs).
- An extensive array of drug therapy monitoring including drug interactions, allergy monitoring, dose range checking, therapeutic duplication, and drug alerts.
- An advanced, Windows-based ad-hoc report writing sub-system that may be tailored to local practice standards.
-      Support  for  multiple  drug  delivery  mechanisms.
- Extensive integration with registration and financial systems, clinical data repositories, interface engines, drug dispensing systems, laboratory and other clinical systems, and robotic systems.

     By taking advantage of its open architecture, WORx is capable of linking with expert systems, decision-support software, and clinical databases. WORx acts as the central hub for drug therapy information throughout the healthcare enterprise and provides specialized software tools for most aspects of pharmaceutical care.

     Utilizing features such as the "Mobility Server," clinicians have access to drug therapy data using standard Web browsers anywhere and anytime they need it, thus broadening access to patient's clinical information such as lab values or life time clinical record while providing the lower cost benefits of "browser-based technology."

     Mediware also announced a strategic partnership with Baxa Corporation of Englewood, Colorado to use "ActiveX" standards.

     WORx can adapt to a diversity of hardware and networking environments. Utilizing technologies such as UNIX, Powerbuilder, C++ programming language, Informix Online Dynamic Server, Microsoft Windows 95, NT and Microsoft Active, WORx is positioned as a state of the art client/server solution.

     SURGIWARE -- In September 1990 the Company licensed the right to market and relicense the Surgiware system for use in surgical suites. Surgiware is a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery. The Surgiware system integrates clinical data capture, inventory and equipment control, scheduling, quality assurance, and report writing. For example, the system contains a program that presents a proprietary, real-time moving schedule on a color graphics display allowing the user to visually identify potential scheduling conflicts based upon what is happening in the surgical suite at that moment and to test alternative solutions on the system. The core of the system is in its unique ability to gather and disseminate data at the point of care, providing unique advantages to hospitals in need of timely, accurate data on their surgical activities. Additional modules and functions can be added, such as a clinical data module that keeps track of all aspects of a patient's treatment, including pre-operative and post-operative control. The Company has recently introduced PCCWIN, a complete Microsoft Windows system that offers in-suite charting as well as pre-operative and post-operative charting. Due to the modular design of PCCWIN, Mediware can connect this module to other scheduling systems on the market.

     The benefits of a fully-implemented system include (a) cost reduction (b) improvement in the efficiency and output of operating rooms; (c) improvement in the management of staffing, equipment, and supplies; (d) improvement in inventory controls; and (e) increased patient charges resulting from procedures that, without Surgiware, might be overlooked for billing purposes because they either were unplanned or fall outside the billing category for the planned procedure. Surgiware also integrates clinical data capture, and equipment control, scheduling, quality assurance and report writing. These benefits can translate into significant revenues and savings, since, usually, the surgical suite produces more revenue than any other department and is the greatest cost center in the hospital. The record keeping functions of Surgiware can also be of significant benefit in the areas of quality assurance, risk management, and the accreditation of physicians.

     Surgiware uses the UNIX operating system, the "C" and "C++" programming languages, the Informix SQL 4th generation relational database management system, and a fault-tolerant architecture that allows the personal computer that is placed in each operating room to operate independently in the event of a failure of the central Surgiware computer. The system has been ported to the IBM RS-6000 and the Data General AViiON series and to 386, 486, and Pentium IBM compatible personal computers.

     The Company's marketing is concentrated in hospitals with over 6 operating rooms and with a focus on perioperative charting. By the close of Fiscal 1998, over 30 institutions were either using or were in the process of installing the Surgiware system.

Sales  and  Marketing
---------------------

     The Company's three systems are sold in North America directly by eight full-time sales people, as well as by two National Sales Managers and one Company officer, with the assistance of six clinical specialists who demonstrate the systems and address technical questions. In Europe sales are supported by one full-time sales manager along with a part-time sales person. Sales leads and support are received from trade shows, direct mail, Mediware's Web page, industry consultants, and Mediware's marketing partners (such as Compucare, HBOC, SMS, Tempus Software, etc.), along with certain hardware manufacturers, especially IBM Corporation and Data General Corporation, for whose products the Company acts as a value added reseller. The Company's products are also sold through remarketers who are vendors of laboratory and other information systems that offer Company systems as subsystems of their product suites. The Company has entered into agreements with vendors such as Citation Computer Systems, Inc., Creative Socio-Medics, Dynamic Healthcare Technologies, Inc., HBOC, Keane, Inc., NLFC, Inc., SMS, Inc., Tempus Software, Triple G, and Compucare.

Software  Support  and  Hardware  Maintenance  Services
-------------------------------------------------------

     The Company provides comprehensive service to its installed base of customers through its own service organization. Virtually all of the Company's customers enter into software support agreements with either the Company or its resellers which are renewed annually or at longer intervals, but which in the case of former Pharmakon customers, may be canceled by either party on 60 days notice. These agreements generally provide for 24-hour access to customer support staff, as well as periodic product enhancements and a limited product warranty for which the customer pays a monthly or annual fee subject to cancellation after a specified notice period. Some of the Company's customers have also entered into agreements for hardware maintenance, which the Company generally subcontracts to the hardware manufacturers.

     HEMOCARE and DIGIMEDICS are trademarks of the Company and its subsidiary, Digimedics Corporation, respectively.

Competition
-----------

     The competition in the market for clinical information systems is intense. The principal competitive factors are the functionality of the system, its design and capabilities, site references, reputation for ongoing support, the potential for enhancements, price and salesmanship. Different dynamics and competitors, however, affect each of the Company's products.


     HEMOCARE -- Three vendors (Cerner Corporation, Soft Computer Consultants and Sunquest Information Systems, Inc.) of laboratory information systems ("LIS") that contain a blood bank subsystem compete with both Hemocare and Informedics product lines. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company and have established reputations for success in developing and selling hospital information systems.

     PHARMACY DIVISION -- The Company currently competes with numerous companies, including some of the leading vendors of healthcare information
systems.   With the acquisition of Pharmakon, the Company believes that it has the largest number of hospital pharmacy systems in the market. Many competitors have established reputations for success in developing and selling medical information systems and have far greater resources than the Company. The principal competitors of the WORx Drug Therapy Management System are believed to be BDM Corp., Cerner Corporation, Pharmacy Data Systems, Inc., HBOC, Health Care Systems, Inc., and SMS as well as numerous providers of complete healthcare information systems.

     SURGIWARE -- The competitors of Surgiware have significantly larger installed bases and have substantially greater technical, marketing, financial and other resources than the Company and have established reputations for success in developing and selling hospital information systems. The principal vendors competing with the Surgiware division are believed to be Atwork Corporation, a wholly owned subsidiary of Medaphis Corporation, Enterprise Systems of HBOC, Serving Software Incorporated, a subsidiary of HBOC, and Surgical Information Systems, Inc.

Copyright,  Patents  and  Trade  Secrets
----------------------------------------

     The Company has relied primarily on copyright, trade secret protection and confidentiality agreements for protection of its software systems. Certain features of the Surgiware Division are covered by a patent held by the licensor.

Government  Regulation
----------------------

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

     Hemocare experienced its first regular on-site FDA inspection in July 1997. The FDA recommended minor changes to the in-house developed call tracking system to allow for a more precise method of problem identification, tracking and trending. These changes were put into practice on August 1, 1997. The Company had previously identified a notice of system limitation, which it had updated in its user manual. This change to "documentation" was considered a labeling change by the FDA and was therefore classified as a "recall." A labeling recall does not require the customer to discontinue its use of the system, but the vendor is required to update its medical device documentation with a more accurate description of its intended use. However, as the Hemocare Product Center had already made such update as part of its standard operating procedures at the time of its initial notification to customers in July 1997, the issue was resolved without further action by Mediware.

     The FDA initiated a recall action on the Hemocare Blood Bank Data Management Computer System, Revisions 5.1 and 3.1 on May 13, 1998. This action was based on Mediware's Hemocare Product Center's distribution to its customers of notifications in September 30, 1997 and December 15, 1997 which described certain system limitations which FDA considered to meet the formal definition of a Class II recall. The FDA required that all affected customers be notified. To meet FDA's recall guidelines requirements, on May 22, 1998 the Product Center reissued under the FDA's urgent notification procedure the previously issued notifications. The Company believes that full compliance with this requirement has been achieved.

     Based upon discussions that the Company had with the FDA, the Company submitted a pre-market notification 510(k) report in the fall of 1998 for its Hemocare Revisions 5.2 product, and withdrew the 510(k) report submission it had previously made to the FDA for the Revisions 5.1 product. The Company believes that the new submission will result in a positive determination by the FDA; however, if it does not, Mediware's ability to market this product may be adversely affected. The Company has been discussing with the FDA regarding whether and to what extent the Company will need to notify customers under the FDA's recall procedure of certain issues relating to Revisions 5.1.

     In 1995, the FDA notified Informedics that prior distributions of certain LifeLine software updates "meet the formal definition of a recall." Informedics brought closure to the recall in early 1996 when it issued a new release of the LifeLine product which addressed all outstanding issues.

     In December 1997, Informedics received a request from the FDA for additional information and clarifications regarding its Section 510(k) submission. The FDA requested Informedics identify additional safety critical functions, clarify the hardware platform on which its LifeLine product is used, and expand its beta test information. Informedics responded to the FDA requests on March 26, 1998. On July 1 1998, Informedics received 510(k) clearance from the FDA to market its LifeLine Blood Bank Data Management System, Release 4.2.

     The FDA has developed new design control regulations, effective in June 1998, as part of its quality system regulations adopted in October of 1996 that apply to blood bank information systems and to the inspection of vendors of such systems. Although Mediware is updating its internal quality system to comply with new guidelines adopted under these regulations, it cannot predict whether it will be fully in compliance with these guidelines or any future guidelines, regulations or inspection procedures. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on the operations of clinical information system vendors of blood bank information systems, including Mediware.

     FDA Modernization Act of 1997 was enacted on November 21, 1997 and became effective on February 20, 1998. Under this legislation FDA is directed to consider the extent to which reliance on post-market controls could expedite the pre-market notification review process and the classification of devices. The legislation also requires FDA to ensure that Good Manufacturing Practices conform, to the extent practicable, with internationally recognized standards for medical devices. Neither of these provisions appear on its face to contemplate regulation which would have a material adverse effect on the Company's blood bank information system operations; however, the legislation will expand the jurisdiction of the FDA and the Company is unable to predict the effect of any resulting applicable future regulation. Any of the Company's other activities could also become subject to Congressional or governmental agency efforts to establish or expand governmental agency jurisdiction.

Miscellaneous
-------------

     The Company software development expenditures were $3,523,000 during fiscal 1998 and $2,591,000 in fiscal 1997 including $1,556,000 and $929,000, respectively, which were capitalized . These costs exclude write downs and amortization of software development costs. The Company anticipates that it will continue to commit substantial resources to software development and acquired research and development in the future.

     The Company's business is not dependent on a single customer or a few customers. The Company considers that its market area and customer base is United States, Canada and, through JAC Computer Services, Ltd, the United Kingdom.

Employees
---------

     As of June 30, 1998, the Company had 138 full-time employees and 7 part-time employees, including 26 in sales and marketing, 93 in customer
support  and  product  development,  and  26  in  administration.    None  is
represented by a labor union and the Company considers its employee relations to be good.

ITEM  2.    DESCRIPTION  OF  PROPERTY

     The Company's corporate headquarters are in Melville, New York, where the Company occupies approximately 6,900 square feet under a lease that expires on November 30, 2001. The Digimedics Division is headquartered in Scotts Valley, California, where the Company occupies approximately 8,830 square feet and subleases to another party approximately 2,816 square feet in an agreement expiring May 1, 2001. The Pharmakon Division and corporate administration is headquartered in Lenexa, Kansas, where the Company occupies approximately 17,000 square feet under a lease expiring August 31, 2003. The United Kingdom group is head quartered in Basildon, Essex, where the Company occupies approximately 3,850 square feet under a lease expiring September 26, 2004. The Company believes that its facilities are adequate for its current needs and that, if necessary, it will have no difficulty in securing alternate facilities at the expiration of its current leases.

ITEM  3.    LEGAL  PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. On January 28, 1998, Mediware, Digimedics, and Continental executed a settlement agreement for an action, Cedars-Sinai
                                                                  ------------
Medical Center vs. Mediware Information Systems, Inc., et al., which commenced
-------------------------------------------------------------
on March 26, 1997 in Los Angeles County Superior Court and arose out of a contract between Continental and a customer. Pursuant to the settlement agreement, the plaintiff will receive $500,000. Mediware agreed to contribute one-third of this total amount and Continental agreed to contribute two-thirds of this amount. However, each of Mediware and Continental has reserved its respective rights to seek indemnification from each other for these payments.

     Mediware is not aware of any proceedings contemplated by government authorities that would have a material adverse effect on the Company or its business.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended June 30, 1998.

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

     The table below indicates the high and low of quoted bid market prices as reported by Nasdaq for the Company's Common Stock for each quarter during the fiscal years ended June 30, 1998 and 1997.


                   1st Quarter            2nd Quarter          3rd Quarter           4th Quarter
                    ended 9/30            ended 12/31           ended 3/31           ended 6/30
                  High       Low        High       Low        High      Low         High       Low
Fiscal 1998       9 1/2    5 1/8         12       7 6/16      11 1/2     8          9 1/2      7

Fiscal 1997       4 1/8    3 3/4          4 5/8   3 1/8        4 3/4     3 1/4      6 1/8      2 5/8



     Such over-the-counter quotations reflect intra-dealers prices, without retail mark-ups, mark downs or commissions, and may not represent actual transactions.

     The reported trading volume is low. As of June 30, 1998, the approximate number of shareholders of record of the Company's Common Stock was 300.

     The listing maintenance standards of Nasdaq include a requirement that a company satisfy either a net tangible assets, market capitalization or net income test. The Company currently meets two of these tests. There can be no assurance that the Company will continue to meet the criteria for continued listing of Mediware Common Stock on The Nasdaq SmallCap Market. If this listing is terminated because of failure to meet the applicable criteria, the liquidity for Mediware Common Stock will be severely imparied in the absence of the development of a meaningful alternative.

Dividend  Policy
----------------

     The Company has never paid dividends on its Common Stock and has no present intention to pay cash dividends on its Common Stock. Earnings, if any, will be used to finance the development and continued expansion of the Company's business. As discussed elsewhere herein, the Company has issued a promissory note to the seller of Pharmakon and JAC. The promissory note contains several restrictive covenants limiting certain of Mediware's corporate activities, such as limitations and/or restrictions on: the creation of liens; the incurrence of indebtedness; the payment of dividends and distributions; consolidations, merger and sales of assets; the making of investments; guarantees; and the creation of subsidiaries.


Recent  Sales  of  Unregistered  Securities
-------------------------------------------

     On August 27, 1997, the Company sold 400,000 shares of its Common Stock in a private placement exempt from registration under the Securities Act of 1933 under Section 4(2) of said Act. Oscar Gruss & Son Incorporated acted as placement agent. The total offering price was $2,400,000. The Company paid a placement fee to Oscar Gruss of $240,000, plus a warrant to purchase 40,000 shares of Common Stock at $6.00 per share. The warrant is exercisable until August 26, 2000.

     Such  shares  were  registered  in  December  1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

In  June  of  1996,  Digimedics  Corporation, a wholly-owned subsidiary of the
Company, purchased the Pharmakon division and JAC, a U.K. affiliate, from Continental. The total purchase price, net of acquisition costs, was approximately $9.7 million, $3.7 million of which was paid in cash and the remaining $6.0 million of which was satisfied pursuant to a promissory note issued to Continental, originally due November 30, 1996. On October 28, 1996 the promissory note was amended, providing among other things, an extension of the due date to August 1, 1997. The promissory note was further amended, effective July 21, 1997, to provide for a reduced principal amount of $4,196,000 (as described below) and extended payment terms. In fiscal 1998 $887,000 in principal was paid down on this promissory note leaving a balance $3,746,000 at the end of fiscal 1998. On November 30, 1998, the balance of $3.7 million is due. While no assurances can be made, it is anticipated that this final promissory note payment will be financed through a commercial long-term loan at rates comparable to the existing note. The Company is currently in negotiation with several lending institutions seeking to obtain favorable terms and borrowing rates on this refinancing. In addition to the refinancing of the promissory note, the Company will review other financing needs and general cash requirements on an ongoing basis. The Company may require additional sources of liquidity to fund potential acquisitions along with other financing needs.

 The Company entered into a service agreement with Continental as of the acquisition date which requires the Company to perform functions in satisfying various in-process customer contracts, collection of Continental accounts receivables and other activities related to fulfilling post-acquisition Continental obligations. The service agreement provided that the Company would retain 30% of the monies collected on the receivables which the Company services plus $1,237,000. In connection with the amendment to the promissory note on July 21, 1997, the service agreement with Continental was also amended. The amended service agreement allows the Company to retain 100% of accounts receivable amounts collected after the amendment date which had not been invoiced by Continental prior to the acquisition date. The promissory note was reduced by $437,000 (to $4,196,000) through the application of the amount owing from Continental to the Company for completed services in accordance with the service agreement. Total revenues recorded from this service agreement approximated $1.2 million in fiscal 1997 and were insignificant in fiscal 1998.

     To finance the cash portion of the acquisition, the Company made a private placement of 1,692,308 shares of its Common Stock in June of 1996, at a price of $3.25 per share, for total proceeds before expenses of $5,500,000. Total expense for the June 1996 private placement aggregated $568,000. In order to provide for general cash needs, the Company completed in August, 1997, a private placement of its securities. The Company sold 400,000 shares of its Common Stock for $6.00 per share and issued warrants to purchase 40,000 shares of Common Stock at $6.00 per share (as part of its placement fee). The Company registered the shares and warrants issued in the private placement with the Securities and Exchange Commission in December 1997. Total proceeds before expenses were $2,400,000. Expenses of the August 1997 private placement and registration of the securities were approximately $310,000.

     The Company's cash and cash equivalent position at June 30, 1998 was $4,681,000, an increase of $2,746,000 from fiscal year end 1997. At June 30, 1998 the net working capital was $2,026,000 and the current ratio was 1.18:1. The current ratio is negatively impacted by the classification of notes payable to short term. As noted above, the Company anticipates refinancing the Continental promissory note with long term debt although there are no assurances that such refinancing will occur.

     In order to cover its cash needs during fiscal years 1994 and 1995, the Company carried out financing programs under which it borrowed an aggregate of $1,299,000 from investors, including directors. As part of the financing package such investors received promissory notes, 1,040,025 warrants to purchase shares of Common Stock exercisable at $0.50 per share and 129,695 warrants exercisable at $1.25 per share. During fiscal year 1996, the Company repaid $120,000, leaving a balance of $1,179,000. In May of 1996, some of the investors exercised 495,025 of the $0.50 warrants for a total of $247,512. A portion of these funds was used by the Company for the acquisition of Pharmakon and JAC. In September of 1997, $325,000 of this $1,179,000 balance was repaid to individuals whose notes were not subordinate to the Continental promissory note. The unpaid balance at June 30, 1998 was $854,000 and is owed to two directors and another person. Effective September 15, 1997 these noteholders agreed to reduce the interest on this unpaid amount from 12% to 9%.

     The Company has procured a line of credit from a bank in the total sum of
$75,000.    As of June 30, 1998, there were no balances outstanding under this facility.

MATERIAL  CHANGES  IN  RESULTS  OF  OPERATIONS:  FISCAL  1998  VS. FISCAL 1997
------------------------------------------------------------------------------

     Total revenue increased by $1,627,000 or 8.6% from $18,903,000 in fiscal 1997 to $20,530,000 in fiscal 1998. The increase is primarily attributable to the Pharmacy and Surgiware Divisions.

     System sales increased by $1,639,000 or 26.3% from $6,229,000 to $7,868,000 in fiscal 1998 vs. fiscal 1997. Pharmacy and Surgiware systems sales increased $2,977,000 in fiscal 1998 from the prior year. These increases were due to the acceptance of the Pharmacy information system WORx product line along with increased sales of Surgiware Divisions' PCCWIN Perioperative charting system. System sale increases in the Pharmacy and Surgiware divisions were offset by decreased Hemocare revenues. Hemocare shifted pricing focus from initial system dollar revenue to increased long-term maintenance and support service revenue.

     Service revenues decreased $12,000 or 0.1% in comparing fiscal 1998 vs. fiscal 1997. Service revenues increased by $683,000 or 22.5% in the Company's Hemocare Division due largely to a focused marketing emphasis on increased service revenues. The Hemocare service revenue increase was offset by a decrease of $893,000 in Pharmacy Division service revenues. In fiscal 1997 the Pharmacy Division recorded revenues of approximately $1,200,000 related to the Continental service agreement which was principally completed in fiscal 1997. In fiscal 1998 revenues accruing to this service agreement were insignificant.

     Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients with related transportation costs. As a percentage of related sales, cost of systems decreased 5% from 39% in fiscal 1997 to 34% in fiscal 1998. This decrease reflects a higher proportion of proprietary software sold in fiscal 1998 vs. fiscal 1997 which is sold at higher gross margins than the Company's third party software and computer hardware product sales.

     Cost of services include salaries of client service personnel, communications expenses, installation costs, unreimbursed travel, and training expenses, along with related office and other direct expenses. Cost of services increased $366,000 or 12.6% in fiscal 1998 as compared to fiscal 1997. As a percentage of service revenue, cost of services increased 3% from 23% in fiscal 1997 to 26% in fiscal 1998. The increase in expense is principally due to the cost of systems installations by the Pharmacy and Surgiware Divisions.

     Software development costs include salaries, documentation, office and other expenses incurred in product development along with amortization of software development costs. Software development costs increased 17.3% or
$372,000 in fiscal 1998 vs. fiscal 1997. This increase is primarily the result of the Pharmacy Divisions' continued expansion of its WORx product line. Total expenditures for software development, including both capitalized and non-capitalized portions for fiscal 1998 and fiscal 1997 were $3,523,000 and $2,591,000. These amounts exclude amortization. Capitalized software cost additions were $1,556,000 and $929,000 for fiscal 1998 and fiscal 1997 respectively. The increase in the percentage of costs capitalized is primarily due to WORx product software development. Management expects continued  increases  in  software  development  in  the  future.

     Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. Selling, general and administrative expenses increased slightly or 0.8% from $8,597,000 in fiscal 1997 to $8,668,000 in fiscal 1998.

     Net  interest  expense  decreased $333,000 or 51% from $659,000 in fiscal
1997 to $326,000 in fiscal 1998. This decrease is primarily due to paying down $1,212,000 in various promissory notes and a reduction of the interest rate on the promissory note payable to Continental. In fiscal years ended 1998 and 1997 the Company reported income tax expense of $139,000 and $85,000 or an effective rate of 4.5% in fiscal 1998 vs. 3.9% in fiscal 1997. The Company utilized net operating loss carry forwards in both fiscal 1998 and 1997 (see note I to the Financial Statements). The Company has a net deferred tax asset of $1,588,000 at June 30, 1998, of which $550,000 has been recognized and $1,038,000 has been reserved. Future utilization of the deferred tax asset is dependent upon the Company's future profitability as well as the outcome of various acquisition and other strategies and planned increased software development activities, both of which management expects will result in future tax deductions.

     The Company had net earnings of $2,930,000 or $0.44 per share in fiscal 1998 vs. $2,081,000 or $0.35 in fiscal 1997.

YEAR  2000  COMPLIANCE

Pharmacy
--------

     The problems of date-protocol compliance in the Year 2000 are somewhat different for each of the Company's software information systems. In the case of the Pharmacy division's WORx system, the application software is designed by the Company to meet conditions for date-protocol readiness by the Year 2000. The Company is in the process of testing and taking remedial action over its other Pharmacy application software systems to ensure that they will be Year 2000 ready.

     A number of client hospitals have not yet elected to upgrade their software to the level of the most recent release of the Company. For these hospitals it will be necessary to take advantage of the new release and upgrade their hardware and data bases to be Year 2000 ready. The Company's release incorporating the necessary upgrade of the Company's application software system will be part of the normal support procedures of the Company and will be provided by the Company without cost to the hospital; however, the hospital may incur costs associated with any new hardware, pharmacy data bases or operating systems which may be necessary to complete the upgrade.
Furthermore, the computer platforms of a number of hospitals will not accommodate the update necessary to become Year 2000 ready, and these hospitals must bear the cost of new computer hardware and associated operating systems and pharmacy data bases. The Company's United Kingdom subsidiary has not reported that it anticipated any Year 2000 difficulties.

Surgiware
---------

     The Company is testing Year 2000 date-protocol readiness and taking appropriate remedial action to its Surgiware division's software system so as to meet the conditions of its Year 2000 date-protocol readiness. These procedures are expected to be completed by the first quarter of calendar 1999, when it will be offered to hospitals as part of the normal support procedures of the Company. However, the computer platforms of a number of hospitals will not accommodate the updates necessary to become Year 2000 ready, and these hospitals must bear the cost of new computer hardware and associated operating systems and pharmacy data bases.

Hemocare
--------

     In the case of the Hemocare division, the Company's management believes that the blood bank information system meets the conditions for date-protocol readiness but is currently testing the system to confirm this view. The Year 2000 date-protocol compliance testing and any remedial action are scheduled to be completed by the fourth quarter of 1998. All blood bank client hospitals are at the same release level and management believes there will be no requirement for hospitals to upgrade hardware or data bases even if the Company's software system requires programming changes. However, it may be necessary for some client hospitals to update their computer platforms, the operating system or the BIOS of their current hardware to be Year 2000 ready.

Informedics
-----------

     The following information relating to the Year 2000 readiness by the Informedics products is taken from Informedics' Proxy Statement dated August 21, 1998 relating to the September 23, 1998 meeting of Informedics shareholders.

     Informedics has determined that certain portions of its LifeLine blood bank software do not currently meet the conditions for date protocol compliance in the Year 2000. Informedics is currently testing a new version of the LifeLine product which Informedics expects will meet FDA and industry standards for Year 2000 readiness. Informedics expects to release the new version of the software in the fall of 1998. All other current Informedics'
software  products  are  Year  2000  ready.    However,  prior  versions  of
Informedics' products were not Year 2000 compliant. Informedics' customers who have support agreements with Informedics will receive free updated Year 2000 ready software. Informedics has contacted all current and prior customers of versions of the LifeLine product who do not have support agreements with Informedics to inform them of the Year 2000 problem. During the fourth quarter of 1998 and the first quarter of 1999, Informedics plans to contact all customers of unsupported versions of its other products to inform them of the Year 2000 issue.


     Informedics has conducted an initial assessment of the Year 2000 problem on its IT systems. Informedics believes that its enterprise-wide software system is Year 2000 ready. Such belief is based significantly on discussions with and representations by the vendor of such software. Informedics has been, and will continue to be, in contact with such vendor in order to obtain any additional revisions or upgrades issued by the vendor to ensure that such enterprise-wide software remains Year 2000 ready. Informedics also is taking an independent inventory of and assessing all informational systems that could be affected by the Year 2000 problem. Remediation of non-compliant systems is being conducted as the assessment phase nears completion. Informedics expects to complete these phases during the fourth quarter of 1998.

     Informedics also is in the process of conducting an initial assessment of Year 2000 problem on its non-IT systems, including telephone and voice mail systems. Informedics expects to complete its initial assessment of such areas during the fourth quarter of 1998. Following such initial assessment,
Informedics will undertake Year 2000 remediation and testing of these applications. Informedics cannot determine, at this time, the number or type of non-IT systems that will require remediation; however, based on the current state of its investigation, Informedics knows of no material Year 2000 problems.

     Finally, Informedics is examining its relationships with third parties, including suppliers of hardware, network operating systems and utility programs, whose Year 2000 non-compliance could have material effect on its operations. Informedics considers these third parties suppliers to pose the greatest Year 2000 risk to Informedics because their failure to become Year 2000 compliant could result in Informedics' inability to obtain components in a timely manner, delays or cancellations of customer orders or delay in payments by customers for products shipped. In addition, conversions by third parties to become Year 2000 compliant might not be compatible with Informedics' systems. Any or all of these events could have a material adverse effect on Informedics' business, financial condition and results of operations.

     Informedics has requested information from all of its significant vendors with respect to Year 2000 compliance status. Informedics has received assurance that all such suppliers are offering Year 2000 compliant products. Informedics is in the process of testing all such products with its new release of the LifeLine product.

     Because of the assurances obtained and testing that is underway, Informedics has not yet developed a contingency plan to address the effects of the failure of Informedics or any of its principal suppliers to become Year 2000 ready, nor does Informedics have a timetable for preparing such a plan. In what Informedics believes to be the most likely worst case scenario, Informedics would change hardware and operating system suppliers to Year 2000 ready manufacturers.

     Informedics management estimates that Informedics may incur costs of as much as $300,000 associated with the release of the new version of the LifeLine software. However, there can be no assurance that actual costs will not exceed management's expectations, that the new version of software for the LifeLine product will timely resolve Informedics' Year 2000 compliance issues, or that the financial condition or results of operations of Informedics or of Mediware, as the surviving company following the Merger, will not be substantially adversely affected. Informedics' current estimates of the impact of the Year 2000 problem on its operations and financial results do not include costs and time that may be incurred as a result of any vendors' or customers' failures to become Year 2000 compliant on a timely basis.



Internal
--------

     The Company also is in the process of conducting an initial assessment of the Year 2000 problem on its non-IT systems, including telephone and voice mail systems. The Company expects to complete its initial assessment of such areas during the fourth quarter of 1998. Following such initial assessment, the Company will undertake Year 2000 remediation and testing of these applications. The Company cannot determine, at this time, the number of non-IT systems that will require remediation; however, based on the current state of its investigation, the Company knows of no Year 2000 problems which it expects to become material.

General
-------

     The Company is performing Year 2000 date-protocol tests and providing remedial action for all of its products along with examining its relationships with third parties, including suppliers of hardware, data base providers, network operating systems, and utility programs, whose failure to be Year 2000 compliant could have a material adverse effect on the Company. The incremental costs to the Company in achieving Year 2000 compliance will depend upon the Company's ability to obtain third party Year 2000 compliant components, timely release of its upgraded application software, customer equipment, software, databases, scheduling and ability to install, along with other factors. Failure to successfully meet any or all of these conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW  ACCOUNTING  STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available for sale securities. The disclosure prescribed by SFAS No. 130 must be made beginning with fiscal 1999.

     Additionally in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS No. 131 will be effective for the Company's consolidated financial statements for the year ending June 30, 1999.

     In April 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the expenses incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the year ending March 31, 2000 consolidated financial statements.

     In October 1997 and March 1998, the AICPA issued SOP 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" which the Company is required to adopt for transactions entered into in the fiscal year beginning July 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supercede SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and 98-4.


ITEM  7.          FINANCIAL  STATEMENTS

CONTENTS                                                                  PAGE

CONSOLIDATED  FINANCIAL  STATEMENTS

Independent auditors' report                                              F-2

Balance sheet as of June 30, 1998                                         F-3

Statements of income for the years ended June 30, 1998 and 1997           F-4

Statements of stockholders' equity for the years
    ended June 30, 1998 and 1997                                          F-5

Statements of cash flows for the years ended June 30, 1998 and 1997       F-6

Notes to financial statements                                             F-7

INDEPENDENT  AUDITORS'  REPORT

Board  of  Directors  and  Stockholders
Mediware  Information  Systems,  Inc.
Melville,  New  York

We have audited the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of June 30, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1998. These financial
statements  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. and subsidiaries as of June 30, 1998 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended June 30, 1998 in conformity with generally accepted accounting principles.


Richard  A.  Eisner  &  Company,  LLP

New  York,  New  York
September  24,  1998




MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1998


ASSETS (NOTE D)
Current Assets:
Cash and cash equivalents (Note G)                           $ 4,681,000
Accounts receivable, less allowance for doubtful
     accounts of $490,000 (Notes A and J)                      7,485,000
Inventories (Note A)                                             331,000
Deferred tax asset                                               550,000
Prepaid expenses and other current assets                        514,000
                                                             ------------
Total current assets                                          13,561,000

Fixed assets, at cost, less accumulated depreciation
   of $2,058,000 (Notes A and B)                               1,170,000
Capitalized software costs (Notes A and C)                     2,444,000
Excess of cost over fair value of net assets acquired, net
  of accumulated amortization of $1,091,000 (Note A)           5,853,000
Other assets                                                     719,000
                                                             ------------
Total assets                                                 $23,747,000
                                                             ============

LIABILITIES
Current liabilities:
Accounts payable                                             $ 1,176,000
Accrued expenses and other current liabilities (Note E)        2,618,000
Advances from customers (Note A)                               3,132,000
Current portion of capital leases payable                          9,000
Notes payable (Note D)                                         4,600,000
                                                             ------------
Total current liabilities                                     11,535,000

Advances from customers, less current portion                      7,000
Capital leases payable, less current portion                      15,000
                                                             ------------
Total liabilities                                             11,557,000

Commitments and contingencies (Note G)

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; authorized 10,000,000
    shares; none issued and outstanding
Common stock - $.10 par value; authorized 12,000,000
    shares; 5,591,000 shares issued and outstanding              559,000
Additional paid-in capital                                    16,264,000
Unearned compensation                                            (51,000)
Cumulative foreign currency translation adjustment                36,000
(Deficit)                                                     (4,618,000)
                                                             ------------
Total stockholders' equity                                    12,190,000
                                                             ------------
Total liabilities & stockholders equity                      $23,747,000
                                                             ============


See  notes  to  financial  statements




                 MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              YEAR ENDED JUNE 30,
                                                              -------------------
                                                             1998               1997
                                                        ------------         ------------

Revenues:
      System sales                                       $ 7,868,000         $ 6,229,000

      Services                                            12,662,000          12,674,000
                                                         ------------        ------------

      Total revenues                                      20,530,000          18,903,000
                                                         ------------        ------------

Costs and expenses:

      Cost of systems                                      2,661,000           2,413,000

      Cost of services                                     3,279,000           2,913,000

      Software development costs                           2,527,000           2,155,000

      Selling, general and administrative                  8,668,000           8,597,000
                                                         ------------        ------------

Total costs and expenses                                  17,135,000          16,078,000
                                                         ------------        ------------

Earnings before interest and
   provision for income taxes                              3,395,000           2,825,000

Interest and other income                                    130,000              81,000

Interest (expense)                                          (456,000)           (740,000)
                                                         ------------        ------------
Earnings before provision for income taxes                 3,069,000           2,166,000
Income tax provision                                        (139,000)            (85,000)
                                                         ------------        ------------

NET EARNINGS                                             $ 2,930,000         $ 2,081,000
                                                         ============        ============

BASIC EARNINGS PER SHARE                                 $       .54         $       .42
                                                         ============        ============

DILUTED EARNINGS PER SHARE                               $       .44         $       .35
                                                         ============        ============

WEIGHTED AVERAGE OUTSTANDING SHARES -- BASIC               5,447,000           4,965,000
                                                          ===========         ===========

WEIGHTED AVERAGE OUTSTANDING  SHARES ASSUMING DILUTION     6,630,000           5,917,000
                                                         ============        ============

See  notes  to  financial  statements


                      MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY

                                                       UNEARNED
                                                      PORTION OF               FOREIGN
                                         ADDITIONAL  COMPENSATORY             CURRENCY
                   COMMON                 PAID-IN       STOCK                TRANSLATION
                   SHARES      AMOUNT     CAPITAL      OPTIONS    (DEFICIT)   ADJUSTMENT       TOTAL
                 -----------  ---------  -----------  ---------  ----------  ----------  -----------
BALANCE-
 JULY 1, 1996     4,931,000  $ 493,000  $13,419,000             $(9,629,000)            $4,283,000
Shares issued to
  directors          25,000      3,000       91,000                                         94,000
Exercise of stock
  options           100,000     10,000      125,000                                        135,000
Compensatory stock
  options issued                            117,000   (91,000)                              26,000
Registration costs
 incurred in
 connection with
 private placement                         (131,000)                                      (131,000)
Foreign currency
 translation                                                                    36,000      36,000
Net earnings                                                      2,081,000              2,081,000
                 ----------  ---------  -----------  ---------  -----------   --------   ----------
BALANCE-
 JUNE 30, 1997    5,056,000    506,000   13,621,000   (91,000)   (7,548,000)    36,000   6,524,000
                 ----------  ---------  -----------  ---------  ------------   -------   ----------

Shares issued to
 directors (to be
 delivered during
 fiscal 1999)        11,000      1,000       99,000                                          100,000
Exercise of stock
 options            124,000     12,000      152,000                                          164,000
Amortization of
 compensatory
 stock options                                         40,000                                 40,000
Shares issued in
 connection with
 private placement
 net of offering
 costs              400,000     40,000    2,050,000                                        2,090,000
Tax benefit on
exercise of stock
options                                     342,000                                          342,000
Net earnings                                                      2,930,000                2,930,000
                 ----------  ---------  -----------  ---------  ------------   -------   -----------
BALANCE-
 JUNE 30, 1998    5,591,000  $ 559,000  $16,264,000  $(51,000)  $(4,618,000)   $36,000   $12,190,000
                 ==========  =========  ===========  =========  ============   =======   ===========


See  notes  to  financial  statements


                MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                           YEAR ENDED JUNE 30,
                                                           -------------------
                                                         1998                1997
                                                      ------------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $ 2,930,000         $ 2,081,000
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
Shares issued to directors                                100,000              94,000
Compensatory stock options issued to consultant            40,000              26,000
Provision for doubtful accounts                           176,000             645,000
Depreciation and amortization                           1,184,000           1,058,000
Changes in operating assets and liabilities:
   Accounts receivable                                 (1,304,000)         (3,113,000)
   Inventories                                           (275,000)            152,000
   Prepaid and other assets                              (851,000)           (151,000)
   Accounts payable, accrued expenses
       and customer advances                            2,082,000           1,209,000
                                                      ------------        ------------
Net cash provided by operating activities               4,082,000           2,001,000
                                                      ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets                             (804,000)           (262,000)
Capitalized software costs                             (1,556,000)           (929,000)
                                                      ------------        ------------

Net cash used in investing activities                  (2,360,000)         (1,191,000)
                                                      ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                      (1,230,000)         (1,383,000)
Proceeds from exercise of options and warrants            164,000             135,000
Proceeds (expenses) of private placement                2,090,000            (131,000)
                                                      ------------        ------------

Net cash provided by (used in) financing activities     1,024,000          (1,379,000)
                                                      ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    2,746,000            (569,000)
Cash and cash equivalents - beginning of year           1,935,000           2,504,000
                                                      ------------        ------------

CASH AND CASH EQUIVALENTS - END OF YEAR               $ 4,681,000         $ 1,935,000
                                                      ============        ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
           Interest                                   $   448,000         $   582,000
           Income taxes                               $    99,000         $    46,000


See  notes  to  financial  statements

MEDIWARE  INFORMATION  SYSTEMS,  INC.  AND  SUBSIDIARIES
NOTES    TO    FINANCIAL    STATEMENTS
JUNE    30,    1998

NOTE  A  -  THE  COMPANY  AND  ITS  SIGNIFICANT  ACCOUNTING  POLICIES

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

     System sales contracts generally include the licensing of the Company's information system software, services related to the training and installation of the software and sale of computer hardware. Pre-packaged software revenue and computer hardware is recognized upon shipment.
Training and system installation revenue is recognized when services are performed. Support and maintenance revenue is recognized on a pro-rata
basis    over  the  period  of  the  contract

     In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, " Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" which the Company is required to adopt for transactions entered into in the fiscal year beginning July 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supercede SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices.

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

     Costs to maintain developed programs and other development costs incurred prior to achievement of technological feasibility are expensed as incurred. Such costs were $1,967,000 and $1,662,000 for the years ended June 30, 1998 and 1997, respectively. Software development costs reported in the consolidated statements of income include amortization of capitalized software costs.

[6]      EXCESS  OF  COST  OVER  THE  FAIR  VALUE  OF NET ASSETS ACQUIRED:

     The excess of cost over the fair value of net assets acquired (goodwill), which arose from the acquisitions of Digimedics Corporation in 1990 and, Pharmakon division and JAC in June 1996, is being amortized on a straight-line basis over twenty years. Management continually reevaluates the appropriateness of the amortization periods and related carrying amount. Goodwill is adjusted if events and circumstances indicate that an other than temporary decline in value below the current unamortized historical cost has occurred. Several factors are used to evaluate goodwill including, but not limited to, management's plans for future products and operations, market position  and  continual  acceptance,  recent  operating results and projected
undiscounted    cash    flows.

 [7]     ADVANCES    FROM    CUSTOMERS:

     Advances from customers represent contractual payments received by the Company. Such amounts are recorded as income upon shipment of the licensed software and hardware and performance of related services with respect to system revenues or over the life of the maintenance agreement
with  respect    to    service    revenue.

 [8]     INCOME    TAXES:

     The Company utilizes the method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, ("SFAS 109") "Accounting for Income Taxes". Pursuant to SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax
bases.        Deferred    tax    assets  and liabilities  are  measured  using
enacted tax rates in effect at the balance sheet date. The resulting asset or liability is adjusted to reflect enacted changes in tax law.

 [9]     EARNINGS  PER  SHARE:

     The Company calculates its earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculation. Basic EPS is computed by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.



                                                                  YEAR ENDED JUNE 30,
                                                                    1998         1997
                                                                   ----------  ---------
Shares outstanding at beginning of year                             5,056,000  4,931,000
Weighted average number of shares issued during the year              391,000     34,000
                                                                   ----------  ---------
Weighted average shares outstanding  - basic                        5,447,000  4,965,000
Effect of dilutive securities:
    Stock options and warrants                                      1,183,000    952,000
                                                                   ----------  ---------
Weighted average shares outstanding - assuming dilution             6,630,000  5,917,000
                                                                   ==========  =========

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

[11]     IMPAIRMENT  OF  LONG-LIVED  ASSETS:

     During the year ended June 30, 1997 the Company had adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. The adoption of SFAS 121 had no effect on the Company's financial statements.

[12]     FINANCIAL  INSTRUMENTS:

     The    carrying    amounts  of  accounts  receivable,  accounts  payable,
accrued  expenses,    capitalized    lease  obligations  and  long-term  debt
approximate their fair value as the interest rates on the Company's indebtedness approximate current market rates and due to the short
period    to  maturity  of  these  instruments.

[13]     STOCK-BASED  COMPENSATION:

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net earnings and earnings per share had the fair value of options been expensed. Under the provisions of APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock (Note F).

[14]     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS:

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


NOTE  B  -  FIXED  ASSETS

Fixed    assets    consist    of    the    following  as  at  June  30,  1998:

Computer, machinery, and office equipment    $2,694,000
Furniture                                       454,000
Leasehold improvements                           80,000
                                             ----------
                                              3,228,000
Less accumulated depreciation                 2,058,000
                                             ----------
                                             $1,170,000
                                             ==========


NOTE  C  -  CAPITALIZED  SOFTWARE  COSTS

                                                                  JUNE 30,
                                                                -----------
                                                           1998             1997
                                                        -----------       ------------

Balance, beginning of year (net of accumulated
   amortization)                                        $1,448,000         $1,012,000
Additions                                               $1,556,000            929,000
Amortization                                              (560,000)          (493,000)
                                                        -----------        -----------

Balance, end of year (net of accumulated amortization)  $2,444,000         $1,448,000
                                                        ===========        ===========


NOTE  D  -  NOTES  PAYABLE

At  June  30,  1998  the  Company  has  outstanding  notes as follows:


Promissory note bearing interest at 8 1/2% and payable on November 30, 1998 issued  in  connection  with  the  acquisition  of  Pharmakon  and JAC (the
"Acquisition  Note")  guaranteed  by  the  Company,  collateralized  by substantially  all  of  the  assets of Digimedics and all of the issued and outstanding  stock  of Digimedics and JAC.  The loan agreement, among other matters,  restricts  the  Company  with  respect  to  incurring any lien or encumbrance  on  its property or assets, entering into new indebtedness and
paying any dividends.                                                                    $3,746,000

Notes (including $804,000 owed to directors), bearing interest at 9% per annum,  due  on  demand, collateralized by the trade accounts receivable of
Digimedics and subordinated to the Acquisition Note.                                        854,000
                                                                                         ----------
                                                                                         $4,600,000
                                                                                         ==========


NOTE  E  -  ACCRUED  EXPENSES  AND  OTHER  CURRENT  LIABILITIES

Accrued expenses and other current liabilities consist of the following at June 30, 1998:



Wages and related benefits                                                 $1,244,000
Professional fees (including $114,000 due to related party, see Note K)       265,000
Interest (including $411,000 due to directors)                                415,000
Income tax                                                                    121,000
Other                                                                         573,000
                                                                           ----------
                                                                           $2,618,000
                                                                           ==========


NOTE  F  -  STOCKHOLDERS'  EQUITY

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

The following table sets forth summarized information concerning the Company's
stock    options:

                                     JUNE 30,
                               1998                     1997
                        ----------------------     --------------------

                                     WEIGHTED                WEIGHTED
                                      AVERAGE                 AVERAGE
                                     EXERCISE                EXERCISE
                         SHARES        PRICE        SHARES      PRICE
                        ---------    ---------     ---------  ---------
Options outstanding at
beginning of year        710,822     $  1.93        611,674     $  1.37

Granted                  188,174     $  8.21        226,669     $  3.22
Exercised               (123,321)    $  1.34       (100,166)    $  1.35
Cancelled                (51,529)    $  6.55        (27,355)    $  2.29
                        ---------    ---------     ---------   --------

Options outstanding at
end of year              724,146     $  3.35        710,822     $  1.93
                        =========                   =========

Options exercisable at
end of year              411,493     $  1.76        408,915     $  1.56
                        =========                   =========


The following table presents information relating to stock options outstanding at June 30, 1998:

              OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                                          WEIGHTED
                                       WEIGHTED           AVERAGE                      WEIGHTED
   RANGE OF                            AVERAGE           REMAINING                     AVERAGE
EXERCISE PRICE        SHARES        EXERCISE PRICE      LIFE IN YEARS    SHARES    EXERCISE PRICE
                      -------      ---------------     ---------------  -------  ---------------
    $1 - $1.76        335,045          $ 1.08               5.24        312,045        $ 1.08
 $2.80 - $3.625       214,169          $ 3.22               6.14         70,419        $ 3.32
 $5.25 - $11.19       174,932          $ 7.89               1.03         29,029        $ 5.25
                     ---------         -------             -----        --------       ------
                      724,146          $ 3.35             $ 5.10        411,493        $ 1.76


The  weighted-average  fair  value at date of grant for options granted during the year ended June 30, 1998 and 1997 was $5.03 and $1.89 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                          JUNE  30
                                   ----------------------
                                      1998          1997
                                      ----          ----

Risk-free interest rates           5.7% - 6.2%   5.6% - 6.5%
Expected option life in years         6 - 8         3 - 8
Expected stock price volatility        50%           50%
Expected dividend yield                -0-           -0-


Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net earnings, basic earnings per share and diluted earnings per share would have been approximately (i) $2,468,000, $0.45 and $0.37 respectively, for the year ended June 30, 1998 and $2,010,000, $0.40 and $0.37, respectively for the year ended June 30, 1997.

As of June 30, 1998, the Company has outstanding warrants for the purchase of 545,000 shares of its common stock at $.50 per share and 129,695 shares at $1.25 per share exercisable through September 30, 2004 and 40,000 shares at $6.00 per share (Note F(2)) expiring August 26, 2000.

[2]     PRIVATE  PLACEMENT:

     In August 1997 the Company completed a private placement of its securities and issued 400,000 share of its common stock for $6.00 per share. The Company also issued warrants to purchase 40,000 shares of common stock at $6.00 per share as part of the placement fee. Costs of the private placement and the filing of a related registration statement with respect to the private placement shares were $310,000.

NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES

[1]                    OPERATING    LEASES:

     Rental    commitments    for    the    remaining    term of the Company's
noncancellable  leases    relating  to  office space expiring at various dates
through  2004  are  as  follows:



         Year Ending
           June 30,
     -------------------
1999                 $  657,000
2000                    712,000
2001                    698,000
2002                    497,000
2003                    432,000
Thereafter               81,000
                     ----------
                     $3,077,000



     Certain leases provide for additional payments for real estate taxes and insurance and contain an escalation clause for increases in utilities and services. Rental expense for the years ended June 30,
1998  and  1997  aggregated    $537,000    and    $442,000,    respectively.

[2]     SOFTWARE  LICENSE  AGREEMENT:

     In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms. The Company is required to pay royalties of 5% to 15% of sales of the product.

[3]     CONTINGENCY:

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In January 1998, Mediware, Digimedics, and Continental Healthcare Systems, Inc. ("Continental"), settled an action, initiated by a former customer of Continental in March 1997. Pursuant to the
settlement  agreement,  the  plaintiff  will  receive  $500,000.    Mediware
contributed one-third of this total amount and Continental contributed two-thirds of this amount. Mediware's share amounting to $167,000 has been charged to operations in the year ended June 30, 1998. However, each of Mediware and Continental has reserved its respective rights to seek indemnification from each other for these payments.

     Mediware is not aware of any proceedings contemplated by government authorities that would have a material adverse effect on the Company or its business.

[4]     OTHER  MATTERS:

     Substantially    all    of   the  Company's  cash  is  held  at two large
financial  institutions.


NOTE  H  -  RETIREMENT  PLAN

     Effective June 1998, the Company implemented a 401(k) Retirement Plan (the "Retirement Plan") that covers all eligible employees. Participants may contribute up to 15% of salary as defined. In addition, the Company may make contributions to the Retirement Plan, subject to certain limitations.

     The Company contributed approximately $7,000 to the Retirement Plan for the year ended June 30, 1998.


NOTE  I  -  INCOME  TAXES

The  provision  for  income  taxes consists  of  the following:

                        YEAR ENDED JUNE 30,
                       ---------------------
                         1998            1997
                       ---------      ---------

Current (*):
Federal                $ 98,000        $28,000
State                    29,000         51,000
Foreign                  12,000          6,000
                       --------        -------
                       $139,000        $85,000
                       --------        -------

Deferred:
Federal                $398,000       $128,000
State                    70,000         22,000
Benefit of net
  operating loss
  carry forward        (810,000)      (150,000)
                       --------        -------
                      $(342,000)       $     0

Benefit related
  to tax deduction for
  non-qualified stock
  options allocated
  to paid-in capital    342,000
                       --------        -------
                              0              0
                       --------        -------
Net provision for
income taxes           $139,000        $85,000
                       ========        =======


(*) Reduced by $380,000 (1998)and $707,000 (1997) from utilization of net operating loss carryforwards.

The principal components of the net deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carryforwards                                 $ 1,932,000
Business tax credit carryforwards                                    300,000
Valuation reserves and accruals deductible in different periods      345,000
Other                                                                 32,000
                                                                 ------------
                                                                   2,609,000
Valuation allowance                                               (1,038,000)
                                                                  -----------
                                                                   1,571,000

Deferred tax liabilities:
Software cost capitalization                                         977,000
Amortization differences                                              44,000
                                                                 ------------
                                                                   1,021,000
                                                                 ------------

Net deferred tax asset                                           $    550,000
                                                                 ============

     The net change in the valuation allowance for deferred tax assets were decreases of $1,190,000 and $857,000 in 1998 and 1997 respectively, related to recognition of benefits of net operating loss carryforwards.

     The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before
taxes  is  attributable    to    the    following:



                                                    YEAR ENDED JUNE 30
                                               ----------------------------
                                                   1998              1997
                                               ------------     -----------
Income tax provision - statutory rate         $ 1,030,000         $ 736,000
Provision for state income taxes -
   net of federal benefit                         182,000           134,000
Benefit from net operating loss carryforward   (1,190,000)         (857,000)
Nondeductible items                                41,000            66,000
Other                                              76,000             6,000
                                              ------------        ----------
                                              $   139,000         $  85,000
                                              ============        ==========



     At June 30, 1998 the Company has available net operating loss ("NOL") carryforwards to reduce future federal taxable income of approximately $4,764,000. Of such NOL carryforwards $351,000 is subject to Separate Return Limitation Year and additional limitations in accordance with Section 382 of the Internal Revenue Code. In addition, the NOL carryforwards may be subject to further limitations pursuant to Section 382 should certain future ownership changes occur. At June 30, 1998 the Company also has available general business tax credit carryforwards to reduce future federal income tax expense of approximately $300,000. The net operating loss carryforwards and business tax credit carryforwards expire in various amounts through 2009
and    2012,    respectively.

NOTE  J  -  SERVICE  AGREEMENT

     Concurrent with the acquisition of Pharmakon from Continental in June 1996, Digimedics entered into an agreement with Continental to perform Continental's obligation to provide certain services for customers of Continental, including installation of systems, customizing systems, and providing hardware. The agreement also provides for Digimedics to assist Continental in the collection of certain billed and unbilled accounts receivable, principally due from the customers who will receive the above mentioned services. Digimedics was to be paid approximately $1,237,000 plus
30%  of  amounts  collected  for  performing  the  foregoing    services.

     Effective July 21, 1997 the above agreement was modified to provide that Digimedics will be entitled to retain 100% of any amounts collected after July 21, 1997 with respect to accounts receivable which had not been billed by Continental prior to the acquisition date. In addition, the amount to be paid by Continental to Digimedics was reduced from $1,237,000 to $437,000. Such amount ($437,000) was effectively received as of July 21, 1997 by the reduction of the principal amount of the Acquisition Note. In fiscal 1998 collections on the service agreement were insignificant. (Note
E).

NOTE  K  -  RELATED  PARTY  TRANSACTIONS

     During the years ended June 30, 1998 and 1997 approximately $292,000 and $183,000, respectively, was incurred for legal fees provided by a firm, a counsel to which is also a director of the Company. The majority of these fees represent costs incurred in connection with the Company's acquisitions and the private placement of the Company's securities
referred    to    in    Note    F.

NOTE  L  -  INFORMATION  ON  BUSINESS  SEGMENTS

     The Company operates in only one business segment, specifically engaging in development, installation and maintenance of computerized information systems for hospitals. The Company's activities consist of operations in the United States and the United Kingdom. Revenue, income and identifiable assets by geographical area as at and for the year ended June 30, 1998 are as follows:



                                                  1998          1997
                                             -------------  ------------
Revenue from unaffiliated customers:
   United States                      $         18,860,000  $16,952,000
   United Kingdom                                1,670,000    1,951,000
                                      --------------------  ------------
        Total                         $         20,530,000  $18,903,000
                                      ====================  ============

Net Earnings:
   United States                      $          2,902,000  $ 2,099,000
   United Kingdom                                   28,000      (18,000)
                                      --------------------  ------------
        Total                         $          2,930,000  $ 2,081,000
                                      ====================  ============

Identifiable Assets:
   United States                      $         22,202,000  $15,936,000
   United Kingdom                                1,203,000    1,413,000
                                      --------------------  ------------
        Total                         $         23,405,000  $17,349,000
                                      ====================  ============



NOTE  M  -  SUBSEQUENT  EVENT

     On September 24, 1998, Informedics, Inc. ("Informedics") was merged into a newly formed wholly-owned subsidiary of the Company whereby the outstanding common shares of Informedics were automatically converted into the right to receive 439,525 shares of the Company's common stock on the basis of one Company share for each 6.3 Informedics shares. Informedics develops, markets and supports a line of stand-alone computer based management information systems for use in the blood bank and clinical departments of hospitals. The cost of the acquisition, which will be accounted for as a purchase, aggregated $5,307,000 (including acquisition costs of $630,000) based on the market price of the Company's common stock in December 1997, when the acquisition agreement was entered into.

The following unaudited pro forma financial information gives effect to the merger as if it had occurred at the beginning of the respective years. An estimated non-recurring charge of approximately $5,000,000 for in-process research and development which will be recorded by the Company on consummation of the acquisition has not been considered in the pro forma results. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place during such periods.

                                                               Year Ended June 30,
                                                              --------------------
                                                               1998             1997
                                                            --------------   -----------
Revenue:                                                    $    23,440,000  $22,708,000
                                                            ===============  ===========
Net Earnings                                                $     3,223,000  $ 1,517,000
                                                            ===============  ===========
Earnings per share - basic                                  $          0.55  $      0.30
                                                            ===============  ===========
Earnings per share - diluted                                $          0.45  $      0.25

                                                            ===============  ===========
Weighted average shares outstanding - Basic                       5,892,000    5,411,000
                                                            ===============  ===========
Weighted average shares outstanding assuming dilution             7,086,000    6,368,000
                                                            ===============  ===========

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

Reports  on  Form  8-K
----------------------

     None

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

     By:  /s/ Les N. Dace
          -------------------------
          Les  N.  Dace,  President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature                      Title                               Date
---------                      -----                               ----

 /s/ Les N. Dace        President, CEO & Director             October 13, 1998
----------------------
(Les  N.  Dace)         (Principal Executive Officer/Director)

 /s/ George J. Barry    Chief  Financial  Officer             October 13, 1998
----------------------
(George  J.  Barry)     (Principal  Accounting  Officer)

----------------------  Chairman  of  the  Board              October 13, 1998
(Lawrence  Auriana)

 * Jonathan Churchill   Director                              October 13, 1998
----------------------
(Jonathan  Churchill)

 * Roger Clark          Director                              October 13, 1998
----------------------
(Roger  Clark)

---------------------   Director                              October 13, 1998
(Joseph  Delario)

 * John C. Frieberg     Director                              October 13, 1998
----------------------
(John  C.  Frieberg)

 Walter Kowsh, Jr.      Director                              October 13, 1998
----------------------
(Walter  Kowsh,  Jr.)

---------------------   Director                              October 13, 1998
(Hans  Utsch)

 * Clinton G Weiman     Director                              October 13, 1998
----------------------
(Clinton  G.  Weiman)


* By  George J. Barry
     -----------------
     Attorney-in-Fact

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENT, that the undersigned director of Mediware Information Systems, Inc. (the "Company") constitutes and appoints Lawrence Auriana, George Barry and Les Dace, and each of them, singly or jointly, with full power of substitution, to act for him in any and all capacities, including director, principal executive officer, as principal financial officer and/or controller or principal accounting officer of the Company to sign on his behalf any and all Reports on Form 10-K, including Form 10-KSB, and any amendments or supplements thereto of the Company, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or their substitute or substitutes may do or cause to be done by virtue hereof.


Dated:  October 13, 1998


                                                   ---------------------------
                                                   Les N. Dace

                                                   /s/ George J. Barry
                                                   ---------------------------
                                                   George J. Barry

                                                   ---------------------------
                                                   Lawrence Auriana

                                                   /s/ Jonathan Churchill
                                                   ---------------------------
                                                   Jonathan Churchill

                                                   /s/ Roger Clark
                                                   ---------------------------
                                                   Roger Clark

                                                   ---------------------------
                                                   Joseph Delario

                                                   /s/ John C. Frieberg
                                                   ---------------------------
                                                   John C. Frieberg

                                                   /s/ Walter Kowsh, Jr.
                                                   ---------------------------
                                                   Walter Kowsh, Jr.

                                                    ---------------------------
                                                    Hans Utsch

                                                    /s/ Clinton G. Weiman
                                                    ---------------------------
                                                    Clinton G. Weiman


EXHIBIT INDEX

Exhibit
   No.     Description
-------    -------------------------------
2          Agreement and Plan of Merger         Incorporated by reference to Annex A to the
           dated December 18, 1997,             Prospectus in Registration Statement on Form S-4
           between Mediware Information         (File No. 333-57693) ("1998 Registration Statement")
           Systems, Inc. and Informedics,
           Inc., as amended on April 30,
           1998 and August 10, 1998

3.1        Restated Certificate of              Inc Incorporated by Reference to Exhibit No. 4 to
           Incorporation                        the Registration Statement on Form S-8 (File No.
                                                333-759
                                                1) (the "1996 Registration Statement)

3.2        By-laws                              *

10.1       Agreement between the                **
           Company and Intellimed
           Corporation dated September 25,
           1990

10.3.1     Asset Purchase Agreement dated       ***
           June 17, 1996 among
           Digimedics Corporation and
           Continental Healthcare Systems,
           Inc. and Information Handling
           Service Group, Inc.

10.3.2     Stock Purchase Agreement dated       ***
           June 17, 1996 among
           Digimedics Corporation and
           Holland America Investment
           Corporation and Information
           Handling Services Group, Inc.

10.3.3.1   Second Amended and Restated          ****
           Secured Promissory Note of
           Digimedics Corporation dated
           July 21, 1997 in the principal
           amount of $4,195,419 to
           Continental Healthcare Systems,
           Inc.

10.3.4     Pledge Agreement dated June          ***
           17, 1996 between Mediware and
           Continental Healthcare Systems,
           Inc.

10.3.5     Charge dated June 17, 1996           ***
           between Digimedics Corporation
           and Continental Healthcare
           Systems, Inc.

10.3.6     General Security Agreement           ***
           dated June 17, 1996 between
           Mediware and Continental
           Healthcare Systems, Inc.

10.3.7     Guaranty dated June 17, 1996 by      ***
           Mediware in favor of
           Continental Healthcare Systems,
           Inc.

10.3.8     Agreement Regarding Collection       ****
           of Accounts Receivable and
           Servicing of Customers as
           Related to Deferred Revenues
           dated as of June 17, 1996
           between Digimedics Corporation
           and Continental Healthcare
           Systems, Inc.

10.3.8.1   Agreement dated July 21, 1997        ****
           between Digimedics Corporation
           and Continental Healthcare
           Systems, Inc. modifying the
           Agreement Regarding Collection
           of Accounts Receivable and
           Servicing of Customers

10.7.1     Letters outlining terms of           ****
           engagement for Les Dace,
           Thomas Mulstay, John Esposito,
           George Barry and Rodger
           Wilson

10.8       Employee Stock Option Plan,          **
           1982, as amended

10.9       Form of Stock Option                 **
           Agreement under 1982 Plan

10.10      Form of Stock Option                 **
           Agreement with Quadrocom,
           Inc.

10.13      1992 Employee Stock Option           Incorporated by reference to Exhibit C to
           Plan                                 Company's Proxy Statement dated December 17,
                                                1991

10.14      Stock Option Plan for Non-           Incorporated by reference to Exhibit B
           Employee Directors                   to Company's Proxy Statement
                                                dated December 17, 1991

10.15      Form of Stock Option                 *
           Agreement under 1992
           Employee Stock Option Plan

10.16.1    Form of Note for Interim             *
           Financing

10.16.2    Form of Warrant for Interim          *
           Financing

10.17      Form of Stock Option                 Incorporated by reference to Exhibit 10.7 to the
           Agreement for Joseph Delario         Registration Statement on Form SB-2
                                                (File No. 333-18277)

10.18      Warrant issued to Oscar Gruss        ****
           and Son Incorporated to
           purchase 40,000 shares of
           Common Stock

10.19      1997 Stock Option Plan for Non-      Incorporated by reference to Exhibit A to Companys
           Employee Directors                   Proxy Statement dated November 21, 1997.

10.20      Letter outlining term of             Incorporated by reference to Exhibit 10.20 to the
           engagement for John Tortorici        1998 Registration Statement.

10.21      Lease with Beim & James              Incorporated by reference to Exhibit 10(iii) to
           Properties, as amended               Informedics Inc. Annual Report on Form 10-KSB for
                                                the year ended October 31, 1990  (SEC File No. 000-
                                                12939).

10.22      Amendments to Lease with Krus        Incorporated by reference to Exhibit 10(v) to
           Way Holdings, Inc. (formerly         Informedics' Annual Report on Form 10-KSB for the
           Beim & James Properties)             year ended October 31, 1994.

10.23      Licensing Agreement dated
           7/1/97 between BAXA
           Corporation and Mediware
           Information Systems, Inc.

11         Schedule of Computation of Net
           income Per Share

21         Subsidiaries of the registrant       *

23.2       Consent of Richard A. Eisner &
           Company, LLP

24         Powers of Attorney

27         Financial Data Schedule


________________________________
* Incorporated by reference to the Exhibit bearing the same designation in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

** Incorporated by reference to the Exhibit bearing the same designation in the Registration Statement on Form S-18 (File No. 33-40411).

*** Incorporated by reference to the Exhibits 2(a), 2(b), 2(d), 2(e), 2(f) and 2(g), respectively, in the Company's Current Report on Form 8-K, filed on July 1, 1996.

**** Incorporated by reference to the Exhibits bearing the same designation in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

     Exhibits 10.7.1, 10.8, 10.9, 10.10, 10.13, 10.14, 10.15, 10.17, 10.19 and
     10.20  are  management  contracts  or compensatory plans or arrangements.

                                                                 EXHIBIT 10.23
                              LICENSING AGREEMENT

This licensing agreement ("Agreement") is made and entered into on this 1st day of July, 1997, ("Effective Date") by and between BAXA Corporation ("Baxa"), a Colorado corporation with its principal place of business at 13760 East Arapahoe Rd, Englewood, CO 80112-3903 and Mediware Information Systems, Inc. ("Mediware"), a New York corporation with its principal place of business at 1121 Old Walt Whitman Road, Melville, NY 11747.

STATEMENT  OF  PURPOSE
A. Mediware is in the business of developing proprietary computer software applications, integrating them with databases and software developed by others and distributing the integrated software Products in order to provide comprehensive information solutions desired by healthcare providers.

B.     Baxa owns, distributes and supports certain computer software Products.

C. Mediware desires to acquire from Baxa, and Baxa desires to grant to Mediware, a license to integrate certain Baxa Products with Mediware's proprietary software and software developed by third parties and to market and distribute the combined Product, together with other Products and services, to Mediware's customers and prospects under the terms and conditions herein provided.

AGREEMENT

In consideration for the mutual promises set forth below, and for other valuable consideration, the sufficiency of which is hereby acknowledged, the parties agree as follows:

1. DEFINITIONS. The following capitalized terms used in this Agreement shall have the following meanings:

1.1.   Product:  A Baxa computer software Product, as well as its Updates,
----   -------
listed in the Product Addendum (Addendum A). The Product(s) shall be supplied in a format, and according to a schedule, agreed upon in writing by Baxa and Mediware. Any change in the data format submitted by Baxa that would require substantial software modification on the part of Mediware may be effected on three-month's (3) advance written notice by Baxa to Mediware, subject to the written approval of Mediware which approval will not be unreasonably withheld. Product(s) may be added from time to time by written agreement, with Addendum A being amended accordingly.

1.2.   Update: A revised Baxa computer software Product which is generally
----   ------
offered by Baxa to its customers. Updates do not include any options or future Products that Baxa develops and/or licenses separately.

1.3.   Application  Program:  Mediware's  value added application software
----   -------------------
described  in  the  Value  Added  Program  Addendum  (Addendum  B).

1.4.   Integrated  Package:  The  combination of the Product(s)  and  the
----   -------------------
Application  Program.

1.5.   End  User: A healthcare facility which is granted licensing rights
----   --------
by Mediware, which permits its Authorized Users to use an object code copy of the Product(s) in connection with the license and use of the Integrated Package.

1.6.   Authorized  User:  A healthcare professional employed by or having
----   ---------------
privileges at End User's facility, for whom End User is paying fees to Mediware to allow such healthcare professional to use the Integrated Package.

1.7.   Documentation:  Written  materials  which relate to the use of the
----   -------------
Product(s) made available to Mediware, including manuals, training materials, instructional materials or guidelines, and systems administration guidelines.

1.8.   Mediware  License  Agreement:  A  written  agreement  licensing
----   ----------------------------
Integrated  Package  to  End  User.

1.9.   Proprietary  Information:  Any and all information which one party
----   -----------------------
provides or makes available to the other party and which (i) if in tangible form, has been marked as proprietary or confidential by a stamp or other obvious written identification and (ii) if in oral or visual form, has been preceded by an assertion of confidentiality or proprietorship.

2.     TERM.

     This Agreement shall commence on the Effective Date and shall continue in full force and effect for a period of ten (10) years ("Initial Term"), unless earlier terminated in accordance with the termination provisions in this Agreement. This Agreement may be extended beyond the Initial Term upon written agreement of the parties as to fees and terms.

3.     LICENSE.

3.1.   License  Grant.  Baxa  hereby  grants  to Mediware a nonexclusive,
----   --------------
perpetual license to use Product(s) (in object code form only) on any computer system operated by Mediware for the purposes of developing Integrated Packages consistent with this Agreement and for providing appropriate technical support to its End Users.

In addition, Mediware may use the Product(s), (in object code form only) or portions thereof, as incorporated in the Integrated Package, for demonstrations to potential End Users, including use of the Integrated Package on hardware in the possession of the potential End User, provided such use is reasonably necessary to market the Integrated Package and Mediware takes reasonable precautions to protect Baxa's proprietary rights in the Product(s).

3.2.   Sublicense. Baxa further grants Mediware a nonexclusive, perpetual
----   ----------
license to sell and distribute the Product(s) (in object code form only) as incorporated in the Integrated Package, and not on a stand-alone basis, to End Users with the right to grant such End Users a sublicense to use the Product(s) as part of the Integrated Package for the purposes contemplated by the Mediware License Agreement. Mediware shall use all practical means available, both contractual and technical, to control the restricted use by an End User of any Product(s) contained within an Integrated Package. If an End User uses any Product(s) contained within an Integrated Package beyond the provisions of the applicable Mediware License Agreement, Mediware, upon learning of such misuse, shall inform Baxa promptly, and Mediware shall promptly enforce the terms of the Mediware License Agreement, subject to the exercise of its reasonable discretion regarding the commercial and economic consequences of such enforcement.

3.3.   Updates. Baxa will periodically deliver Updates of the Product(s) to
----   -------
Mediware, as they are generally made available by Baxa to its customers, which Mediware will incorporate into the Integrated Package(s) to the extent technically and economically practical. Updates are subject, as they become available, to the terms of this Agreement.

3.4.   Changes. Baxa reserves the right to make changes to the Product(s),
----   -------
including, without limitation, ceasing to distribute a Product or a portion of a Product. Notice of these proposed changes to the Product(s) will be documented in the form of detailed specifications at least ninety (90) days prior to the intended change.

3.5.   Copies. Mediware may make copies of object code of the Products for
----   ------
the functions required or permitted in this Section 3, and may also make a reasonable number of copies for purposes of legal archival, backup, and disaster recovery.

3.6.   Escrow. As part of this Agreement and within thirty (30)  days  of
----   ------
its execution, Baxa and Mediware will enter into a standard escrow agreement with Fort Knox Escrow Services, Inc. Baxa will deliver the source code and Documentation associated with Product(s) to Fort Knox Escrow Services immediately on completing the escrow agreement. Additionally, Baxa will similarly deposit Updates as they are made available. Mediware agrees to pay fifty percent (50%) of the fees paid to Fort Knox Escrow Services in conjunction with this escrow requirement. The escrow agreement will provide release of source code to Mediware for its control if Baxa:

3.6.1.      should  cease  doing  business and cease to provide or support
Product;

3.6.2. is found by a court of competant jurisdiction to be in breach of its obligations;

3.6.2.1. proposes changes to Product(s), as part of an Update, to an extent which Mediware determines would cause Product(s) to be unusable in or incompatible with Integrated Package.

3.6.3. (i) files in any court or agency pursuant to any statute or regulation of the United States or any foreign country, a petition in bankruptcy or insolvency or for reorganization or for an arrangement or for the appointment of a receiver or trustee of Baxa or of its assets, (ii) is served with an involuntary petition against it filed in any insolvency proceeding, and such petition shall not be dismissed within sixty (60) days after the filing thereof, or (iii) makes an assignment for the benefit of creditor if such occurance causes Baxa to cease to provide or support Product.

4.     LIMITATIONS  ON  USE.

Mediware shall not use or duplicate the Product(s) for any purpose other than as specified in this Agreement. Mediware shall not make the Product(s) available or market the Product(s), except within an Integrated Package available to the End Users, without the prior written consent of Baxa. Further, Mediware shall not make the Product(s) available or market the Product(s) to vendors of healthcare information systems, other than authorized distributors and sales representatives appointed by Mediware to sell the Integrated Package, without the prior written consent of Baxa. Mediware expressly covenents that unless and until it receives access to the source code of the Product(s) pursuant to the terms of this Agreement, Mediware shall not attempt to obtain such source code by any method, including acquisition of the same from a third party, de-compilation, or reverse engineering.

5.     DOCUMENTATION.

     Mediware shall have the right to incorporate portions of the Documentation in documentation created by Mediware for the Integrated Package, provided that Mediware shall not make available to the End Users any other information that would enable such End Users to utilize the Product beyond the uses permitted by this Agreement.

6.     MARKETING.

In marketing the Integrated Package, Mediware shall: (i) avoid deceptive, misleading or unethical practices that may be detrimental to Baxa or to the Product(s); (ii) not make any representations, warranties or guarantees on behalf of Baxa to the End Users concerning the Product(s) except as set forth in the Documentation; (iii) comply in all material respects with all applicable local, state, federal, foreign and other laws and regulations in performing its duties under this Agreement with respect to the Product(s); and
(iv) use reasonable commercial efforts to promote, market and sell the Product(s) as used within the Integrated Package(s), as permitted under this Agreement.

In marketing the Product(s), Baxa shall: (i) avoid deceptive, misleading or unethical practices that may be detrimental to Mediware, to the Product(s), or to the Integrated Package(s); (ii) not make any representations, warranties or guarantees on behalf of Mediware to the End Users concerning the Product(s) or Integrated Package(s); and (iii) comply with all applicable local, state, federal, foreign and other laws and regulations in performing its duties with respect to the Product(s).

Baxa and Mediware agree to produce mutually acceptable newsletter articles, press releases, and tradeshow activities, which promote the use of Product(s) within the Integrated Package.

7.     INTELLECTUAL  PROPERTY.

7.1.   Proprietary.  Mediware  recognizes  that  the  Product(s)  and
----   -----------
Documentation are the property of Baxa, including, but not limited to, any trademarks, copyrights, patents and other intellectual property rights that currently or may in the future exist, and that the only rights and privileges that Mediware has with regard to the subject matter of this Agreement are those rights and privileges explicitly granted in this Agreement by Baxa to Mediware.

7.2.   Copyright. Mediware shall retain all Baxa copyright notices on the
----   ---------
Product(s) used by Mediware. Mediware shall include on all marketing and promotional materials for the Integrated Package, printed or electronic, a reproduction of Baxa's copyright notices in the form provided by Baxa. Additionally, Mediware will include on the splash and an applicable help screen, a reproduction of Baxa's copyright notices.

7.3.   Trademarks. During the term of this Agreement, Mediware is authorized
----   ----------
to use Baxa's trademarks and logo in connection with Mediware's distribution, advertising and promotion of the Integrated Package(s). The right to use Baxa's trademarks and logo is granted provided that all materials incorporating their usage shall be reviewed and approved by Baxa's Vice President of Sales prior to their use in Mediware's distribution, advertising and promotion of the Integrated Package, such approval not to be unreasonably withheld. Baxa's approval will be deemed to have been given if it does not deliver written notice of objection to Mediware within fourteen (14) days after receipt of a request from Mediware for such approval. All rights conferred upon Mediware pursuant to this subsection 7.3 shall cease upon termination or expiration of this Agreement. Mediware shall not alter Baxa's trademarks or logo, nor shall Mediware affix said trademarks or logo to Products other than the Integrated Package(s). Mediware shall have the right to affix its own copyrights, trademarks and logo to the Integrated Package(s), provided, that in so doing, Mediware does not: (i) remove or obscure Baxa proprietary marks as described in this subsection 7.3, or (ii) do so in a way confusing to the End Users (with regard to the origin of the Product(s).

7.4.   Notice. Mediware will promptly notify Baxa if it becomes aware that
----   ------
any End User is using any of the Product(s) or any variation of the Product(s) in violation of the Mediware License Agreement or is infringing any of Baxa's intellectual property rights, including, but not limited to, trademarks, copyrights, trade secrets and patents.

8.     FEES  AND  PAYMENTS.

8.1.   License Fees. Baxa agrees to license Product(s) to Mediware without
----   ------------
fee, charge, or payment. Upon the execution of this Licensing Agreement, Mediware will be deemed to have a fully paid irrevocable license.

8.2.   Other Consideration. As full consideration for the license granted
----   -------------------
herein, Mediware agrees to include in the Integrated Package(s) an interface to Baxa compounding devices with no licensing fees to the End User. Mediware reserves the right, at its own discretion and without payment to Baxa, to levy a charge to End User for consultative or implementation services and annual software support fees.

9.          REPORTING.

Within ninety (90) days of the last day of each calendar year, Mediware shall send Baxa a report identifying each End User licensing the Integrated Packages on the last day of the calendar year. Mediware shall send reports to: BAXA Corporation
                         Chief  Financial  Officer
                         13760  East  Arapahoe  Rd
                         Englewood,  CO  80112-3903

TECHNICAL  SUPPORT.

9.1.     Mediware's  Technical  Support  Responsibilities.
----     ------------------------------------------------

9.1.1.   Installation. Mediware shall be responsible for any assistance
------   ------------
needed by the End Users to install the Integrated Package at the End User sites and for providing the End Users with initial training and consultation.

9.1.2.   Support. Mediware shall be responsible for direct technical support
------   -------
to the End Users. Any questions from the End Users directed to Baxa shall be forwarded to Mediware. Direct technical support includes, but is not limited to (i) documentation problems; (ii) error corrections in Application Programs and/or Integrated Packages; (iii) answering Integrated Package use questions; and, (iv) training of End Users.

9.2.     Baxa's  Technical  Support  Responsibilities.
----     --------------------------------------------

9.2.1.   Telephone  Technical  Support.  Baxa  shall be responsible for
------   -----------------------------
providing Mediware with telephone consultation and assistance at 800/827-3220 during the hours from 8:00 a.m. to 5:00 p.m. mountain time Monday through Friday (except for federal holidays).

9.2.2.   Corrections. Baxa shall be responsible for providing Mediware with
------   -----------
corrections to defects as reported by Mediware in the then-current releases of the Product(s) within fifteen (15) working days of report by Mediware.

10.      PROPRIETARY  RIGHTS  AND  CONFIDENTIALITY.

10.1.    Ownership and Protection. Each party agrees that it has no interest
-----    -------------------------
in or right to use the Proprietary Information of the other except in accordance with the terms of this Agreement. Each party acknowledges that it may disclose Proprietary Information to the other in the performance of this Agreement. The party receiving the Proprietary Information shall: (i) maintain it in strict confidence and take all reasonable steps to prevent its disclosure to third parties, except to the extent necessary to carry out the purposes of this Agreement, in which case the recipient of the Confidential Information shall make these confidentiality restrictions known to the third parties to whom the disclosures are made; (ii) use at least the same degree of care as it uses in maintaining the secrecy of its own Proprietary Information (but no less than a reasonable degree of care); and, (iii) not remove any proprietary, confidential or copyright notices placed on the Proprietary Information.

10.2.    Limitation.  Neither  party  herein  shall  have any obligation
-----    ----------
concerning any portion of the Proprietary Information of the other which: (i) is publicly disseminated prior to or after disclosure hereunder other than through acts or omissions attributable to the recipient or its employees or representatives; (ii) as demonstrated by prior written records, is already known to the recipient at the time of disclosure hereunder or is independently developed by its employees who are not given access to the initial Proprietary Information; (iii) is disclosed in good faith to the recipient by a third party having a lawful right to do so; or (iv) is required to be disclosed by the receiving party by applicable law or legal process, provided that the receiving party shall promptly notify the other party so that it can take steps to prevent its disclosure.

10.3.    Remedies for Breach. In the event of a breach of this Section 10,
-----    -------------------
the parties agree that the nonbreaching party would suffer irreparable harm and the total amount of monetary damages for any injury to the nonbreaching party would be impossible to calculate and would therefore be an inadequate remedy in and of itself. Accordingly, the parties agree that the nonbreaching party shall be entitled to temporary, preliminary and permanent injunctive relief against the breaching party, its officers or employees, in addition to such other rights and remedies to which it may be entitled at law or in equity.

11.      INDEMNIFICATION  OF  MEDIWARE.

11.1.    Scope of Indemnification. Baxa shall defend, indemnify and hold
-----    ------------------------
Mediware harmless against any and all losses, liabilities, costs, expenses and damages (including reasonable attorney's fees) arising out of, related to or in any way connected with any claim against Mediware that the Product(s) licensed and used within the scope of this Agreement infringe a United States copyright, proprietary or intellectual property right of any third party ("Infringement") or are defective, or from any breach by Baxa of its representations and warranties set forth herein, provided that:

11.1.1. Mediware notifies Baxa in writing within twenty (20) days after Mediware receives notice of the claim of Infringement;

11.1.2. Baxa has sole control of the investigation, preparation, defense and all related settlement negotiations, provided that (i) Baxa will not enter into any settlement without Mediware's prior written approval of the terms thereof, (ii) Baxa will report to Mediware on a regular basis on the status of the matter and (iii) if Mediware in good faith, reasonably determines that a conflict of interest exists between Mediware and Baxa with respect to such matter, Mediware may engage counsel of its choosing to represent its interests.

11.1.3. At Baxa's request, Mediware provides Baxa with all reasonable assistance, information and authority to perform the functions set forth in subsection 11.1.2. Baxa will reimburse reasonable out-of-pocket expenses incurred by Mediware in providing such assistance.

11.2.    Rectification of Infringement. In the event the Product(s) is held,
-----    -----------------------------
or is believed by Baxa, to infringe the rights of any third party or to be defective, Baxa shall either obtain the right to continue using the Product(s) at issue if reasonably possible, or else terminate Mediware's right to use such Product(s) and:

11.2.1. Replace or modify the Product(s) so as to be noninfringing or not defective; or

11.2.2. Remit to Mediware, as of the termination date, a refund of any license fees attributable to the particular Product(s) paid to Mediware by End Users, to be paid back to the appropriate End Users and promptly reimburse Mediware for any other loss incurred by it resulting from such infringement.



12.       TERMINATION.

12.1.     Termination for Breach. Either party may terminate this Agreement
-----     ----------------------
prior to the expiration of the Term in the event that the other party materially defaults in performing any obligation under this Agreement and such default continues unremedied for a period of thirty (30) days following written notice of default.

12.2.     Rights  Upon  Expiration  or  Termination  for  Breach.
-----     ------------------------------------------------------

12.2.1. Baxa will allow Mediware to maintain the license for Product(s) for those End User sites where Integrated Package has been licensed by Mediware to End User.

12.2.2. Baxa shall no longer have any obligation to provide Mediware with technical support services; however, upon agreement of both parties, Mediware may arrange to continue technical support for the End Users under Baxa's then-current policies.

12.2.3. Mediware shall no longer have any obligation to provide End User with an interface to Baxa's compounding device.

12.2.4. Mediware will be allowed to sell and/or distribute its then existing inventory of Integrated Packages and to complete all Mediware License Agreements executed as of the date of the termination of this Agreement.

12.3.     Effect of Expiration or Termination. Any election to terminate under
-----     -----------------------------------
this Section 12 shall not limit either party's right to seek equitable or other appropriate relief in relation to any breach.

12.4.     Survival. The parties' rights and obligations under subsections
-----     --------
12.2,  12.3, and Sections 4, 7, 8, 9, 10, 11, 13, 14, 15, and 16 shall survive expiration  or  termination  of  this  Agreement.


13.       INDEMNIFICATION  OF  BAXA.

13.1.     Scope of Indemnification.Mediware shall defend, indemnify and hold
-----     -------------------------
Baxa harmless against any and all losses, liabilities, costs, expenses and damages (including, reasonable attorney's fees), arising out of, related to, or in any way connected with any claim against Baxa that the Product(s) licensed and used within the scope of this Agreement infringe a United States copyright, proprietary or intellectual property right of any third party ("Infrigement") or are defective, or from any breach by Mediware of its representations and warranties set forth herein, provided that:

13.1.1. Baxa notifies Mediware in writing within twenty (20) days after Baxa receives notice of the claim of Infringement;

13.1.2. Mediware has sole control of the investigation, preparation, defense and all related settlement negotiations, provided that (I) Mediware will not enter into any settlement without Baxa's prior written approval of the terms thereof, (ii) Mediware will report to Baxa on a regular basis on the status of the matter and (iii) if Baxa in good faith, reasonably determines that a conflict of interest exists between Baxa and Mediware with respect to such matter, Baxa may engage counsel of its choosing to represent its interest;

13.1.3. At Mediware's request, Baxa provides Mediware with all reasonable assistance, information and authority to perform the functions set forth in subsection 14.1.2. Mediware will reimburse reasonable out-of-pocket expenses incurred by Baxa in providing such assistance.

14.2     Rectification of Infrigement. In the event the Product(s) is held, or
----     ----------------------------
is believed by Mediware to infringe the rights of any third party or to be defective, Mediware shall either obtain the right to continue using the Product(s) at issue if reasonably possible, or else terminate Baxa's right to use such Product(s)

14.2.1 Replace or modify the Product(s) so as to be noninfringing or not defective; or

14.2.2 Remit to Baxa, as of the termination date, a refund of any license fees attributable to the particular Product(s) paid to Baxa by End Users, to be paid back to the appropriate End Users and promptly reimburse Baxa for any other loss incurred by it resulting from such infringement.

14.       WARRANTY.

14.1.     Limited Warranty. Baxa warrants that when delivered, the Product(s)
-----     ----------------
will substantially conform to the specifications listed in the Documentation when operated on the appropriate hardware/operating system environment. Baxa does not warrant that the Product(s) will meet Mediware's End Users' requirements.

14.2.     Exclusion. THE WARRANTIES STATED HEREIN ARE SOLE AND EXCLUSIVE AND
-----     ---------
IN LIEU OF ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, AND BAXA EXPRESSLY DISCLAIMS ALL WARRANTIES OF MERCHANTABILITY OR OF FITNESS FOR A PARTICULAR USE.

14.3. Baxa represents and warrants that (i) it owns the entire right, title, and interest in and to the Product(s) free and clear of all liens, claims and encumbrances and has full corporate power and authority to enter into this Agreement; (ii) to Baxa's best knowledge, no third party has claimed that it has any proprietary or intellectual property rights in or to the Product(s) or the Documentation and Baxa has no reason to believe that any such claim is pending; and, (iii) Baxa is not aware of the infringement by any third party of any of Baxa's proprietary or intellectual property rights in the Product(s) or Documentation.

14.4. Mediware represents and warrants that (I) it owns the entire right, title, and interest in and to the Product(s) free and clear of all liens, claims and encumbrances and has full corporate power and authority to enter into this Agreement, (ii) to Mediware's best knowledge, no third party has claimed that it has any proprietary or intellectual property rights in or to the Product(s) or the Documentation and Mediware has no reason to believe that any such claim is pending, and (iii) Mediware is not aware of the infringement by any third party of any of Mediware's proprietary or intellectual property rights in the Product(s) or Documentation.

15.       LIMITATIONS  OF  LIABILITY.

IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR ANY INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES, INCLUDING LOSS OF PROFITS, REVENUE, DATA OR USE, INCURRED BY ANY OTHER PARTY, WHETHER IN AN ACTION IN CONTRACT (INCLUDING PURSUANT TO ANY INDEMNITY GIVEN IN THIS AGREEMENT) OR TORT, EVEN IF THE OTHER PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

16.       GENERAL  TERMS  AND  CONDITIONS.

16.1.     Nondisclosure. Neither party herein shall announce this Agreement in
-----     -------------
a press release or other promotional material nor disclose the terms and conditions of this Agreement, without first obtaining the written consent of the other party, except as may be required by legal procedures or by law.

16.2.     Relationship  Between  Parties. In all matters relating to this
-----     ------------------------------
Agreement, Mediware will act as an independent contractor. Neither party herein will represent that it has any authority to assume or create any obligation, express or implied, on behalf of the other party, nor to represent the other party as agent, employee or in any other capacity.

Nothing in this Agreement shall be construed to limit either party's right to independently develop software that is functionally similar to the other party's Products, so long as proprietary information of the other party is not used in such development. Both parties acknowledge that the other is also in the business of developing and marketing applications and licensing them to third parties.

16.3.     Assignment. Neither party herein may assign any rights, duties or
-----     ----------
privileges under this Agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld. With respect to any assignment, the parties agree that they shall still be bound by the provisions set forth in Section 10.

16.4.     Notice. All written notices between the parties shall be deemed to
-----     ------
have been given if sent by certified or registered mail, express courier, telegram, or personal delivery to the appropriate address set forth on the first page of this Agreement, or to such other address as the parties shall provide in writing.

16.5.      Interpretation. Words denoting the singular will include the plural
-----      --------------
and  vice  versa.

16.6.     Governing Law. This Agreement shall be construed, and the rights and
-----     -------------
liabilities of the parties hereto determined, in accordance with the laws of the State of New York without giving effect to any body of law or precedent relating to conflicts of laws.

16.7.     Severability. Any provision of this Agreement held to be illegal or
-----     ------------
unenforceable shall be deemed amended to the extent necessary to conform to applicable laws or regulations, or, if it cannot be so amended without materially altering the intention of the parties, it shall be stricken and the remainder of the Agreement shall continue in full force and effect.

16.8.     Waiver. The waiver or failure of either party to exercise in any
-----     ------
respects any right provided for in this Agreement shall not be deemed a waiver of further rights hereunder. Any such waiver must be in writing and signed by the party to be charged therewith.

16.9.     Counterparts.  This  Agreement may be executed in any number of
-----     ------------
counterparts, each of which shall be considered to be an original and all of which shall constitute one and the same document.

16.10.    Addenda. This Agreement incorporates the attached Addenda A, B and
------    -------
any subsequent Addenda referencing this Agreement, which are signed by both parties.

16.11.          Force  Majeure. Neither party shall be liable to the other for
------          --------------
failure or delay in the performance of a required obligation if such failure or delay is caused by strike, riot, fire, flood, natural disaster or other similar cause beyond its control. Prompt written notice within thirty (30) days of such condition shall be provided to the other party by the party so effected. Either party may terminate this Agreement if such force majeure continues for a period of ninety (90) days.

16.12.        Entire Agreement. This Agreement sets forth the entire Agreement
------        ----------------
between the parties herein with respect to the subject matter hereof, and supersedes any and all prior proposals, agreements and representations pertaining to such subject matter between them, whether written or oral. This agreement may be amended, modified, altered or supplemented only by mutual agreement of the parties in writing.

16.13.       Binding Effect: This Agreement shall be binding upon and inure to
------       --------------
the benefit of the parties hereto and their respective successors and assigns, subject to Section 16.3, above.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized officials on the date first above written.

BAXA  CORPORATION                           MEDIWARE INFORMATION SYSTEMS, INC.

By:    ___/s/____________________          By:    ___/s/______________________
Name:  Ken  Barnaby                        Name:  Rodger P. Wilson, R.Ph.
Title: VP-Sales                            Title: VP/GM

                                  ADDENDUM A
                                  ----------
                               PRODUCT ADDENDUM
                                BAXA PRODUCT(S)

-          Baxa  TPN  Calculation  Server.
-          Baxa  TPN  Calculation  Information  Database

                                  ADDENDUM B
                                  ----------
                         VALUE ADDED PROGRAM ADDENDUM
                        MEDIWARE INTEGRATED PACKAGE(S)

     Digimedics WORx Pharmacy Information System including inpatient and ambulatory care services.
     Digimedics  WORx  Integration  Toolkit  including  interfaces.
     Digimedics  WORx  Mobility  Server.
     Digimedics  WORx  SDK.

                                                                    EXHIBIT 11

                      MEDIWARE INFORMATION SYSTEMS, INC.
                     COMPUTATION OF NET EARNINGS PER SHARE


                                                                Year ended June 30,
                                                                -------------------
                                                                  1998       1997
                                                               ---------  ---------
Net earnings                                                   2,930,000  2,081,000
                                                               =========  =========
   Shares used in per share calculation-basic                  5,447,000  4,965,000
                                                               =========  =========
   Basic earnings per share                                         0.54       0.42
                                                               =========  =========

Diluted EPS:
   Net earnings                                                2,930,000  2,081,000
                                                               =========  =========

   Shares used in per share calculation-diluted
      Basic shares                                             5,447,000  4,965,000
                                                               =========  =========
      Shares issuable upon exercise of stock options
        and warrants net of shares assumed to be
        repurchased (at the average market price for
        the period) from exercise proceeds                     1,183,000    952,000
                                                               ---------  ---------
                                                               6,630,000  5,917,000
                                                               =========  =========

Diluted earnings per share                                          0.44        .35
                                                               =========  =========

                                                                  EXHIBIT 23.2

                   CONSENT  OF  INDEPENDENT  AUDITORS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-07591) pertaining to Mediware Information Systems, Inc. equity incentive and stock option plans of our report dated September 24, 1998 on the financial statements as of and for the year ended June 30, 1998 which is included in the annual report on Form 10-KSB for the year ended June 30, 1998.

Richard  A.  Eisner  &  Company,  LLP

New  York,  New  York
October  12,  1998

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          JUN-30-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                           4,681
[SECURITIES]                                         0
[RECEIVABLES]                                    7,485
[ALLOWANCES]                                       490
[INVENTORY]                                        331
[CURRENT-ASSETS]                                13,561
[PP&E]                                           2,058
[DEPRECIATION]                                     888
[TOTAL-ASSETS]                                  23,747
[CURRENT-LIABILITIES]                           11,535
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           559
[OTHER-SE]                                      11,631
[TOTAL-LIABILITY-AND-EQUITY]                    23,747
[SALES]                                         20,530
[TOTAL-REVENUES]                                20,530
[CGS]                                            5,940
[TOTAL-COSTS]                                   17,135
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 456
[INCOME-PRETAX]                                  3,069
[INCOME-TAX]                                       139
[INCOME-CONTINUING]                              2,930
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     2,930
<EPS-BASIC>                                        .54
[EPS-DILUTED]                                      .44