Form 10KSB/A
period 1998-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1998-11-04
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  AMENDMENT NO. 1 TO FORM 10-KSB ON FORM 10KSB/A

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

The aggregate market value of Common Shares of the issuer held by non-affiliates at October 12, 1998, was approximately $29,732,000
                                                             -----------
Number  of  Common  Shares  outstanding at November 3, 1998: 5,660,000 shares.
                                                             ---------

                     Documents Incorporated by Reference:

None

                                   PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     DIRECTORS

     The  directors  of  the  Company  are  as  follows:

                               CLASS I DIRECTORS
                 (Term Expires at the Annual Meeting Following
                             the 1998 Fiscal Year)

     Roger Clark, age 64, has been a director since 1983. From 1980 to 1987, he held a series of managerial positions in the computer products area with Xerox Corporation. In 1987, he became self-employed as a micro-computer consultant and programmer. In June 1997 he acquired a half-ownership in a recruitment advertising agency named R & J Twiddy Advertising (since re-named Talcott and Clark Recruitment Advertising, Inc.), which is based in New
Canaan,  Connecticut.    Mr.  Clark  is  the  author  of  seven  books  on
micro-computing and a director of The Kaufmann Fund, Inc., a mutual fund which invests in small and medium size growth companies.

     Hans Utsch, age 60, has been a director since 1985. He has been independently engaged in money management and investment banking for over 20 years. Since 1986, he has been President and, together with Mr. Lawrence Auriana, Portfolio Co-Manager of The Kaufmann Fund, Inc. He received a B.A. degree from Amherst College and an M.B.A. from Columbia University.

    Les N. Dace, age 52, has been a director since 1995. Mr. Dace was appointed Vice Chairman of the Board in charge of strategic planning in
October  1998.   Mr.  Dace joined the Company in 1992, as Vice  President  and
General Manager for the Digimedics  and  Surgiware  Product  Centers.   He was
appointed President and C.E.O. of the Company in 1995 and held this post until October 1998. Prior to joining the Company, he was Vice President of Sales and Marketing for PRX Pharmacy Systems, a Colorado-based company providing hospital pharmacy management systems and home health software solutions. From 1983 to 1987, he was employed by NBI, Inc. as divisional President for its computer peripherals and office supplies company. Mr. Dace has a B.S. degree in Electrical Engineering from the University of Missouri.

                              CLASS II DIRECTORS
                 (Term Expires at the Annual Meeting Following
                             the 1999 Fiscal Year)

     Joseph Delario, age 64, has been a director since 1992. Mr. Delario was President and Chief Executive Officer of Quadrocom, Inc., a business consulting firm, until December 31, 1992, and since then has been a business consultant and private investor in and active in the management of several computer
service  companies.   Mr. Delario renders management and financial services to
the  Company.   Mr. Delario received a B.A. degree  from  Fairleigh  Dickenson
University  in  1956.

     Walter Kowsh, Jr., age 49, has been a director since 1990. He is a consultant programmer specializing in Client/Server database systems. He was a Senior Programmer Analyst with Brown Bros. Harriman & Co. from 1989 to 1992. From 1986 to 1989, he was a computer consultant with Howard Systems International. He received a B.A. degree from Queens College and an M.B.A. from the New York Institute of Technology, and is a diplomate of New York University in Computer Programming and Systems Design.

   John C. Frieberg, age 63, was President, C.E.O. and Chief Financial Officer of the Company from 1992 to July 1995, and has been a director since 1993. Mr. Frieberg joined Digimedics Corporation, which later became a wholly owned subsidiary of the Company, as President in October 1989. Prior thereto, he was President of Caleus, Inc., an information system company, from 1988 to 1989; President of Synergy Computer Graphics Corp., a computer peripheral equipment company, from 1984 to 1988; and President of NCR/DPI Inc., a computer systems manufacturing company, from 1972 to 1982. Mr. Frieberg received a B.S. degree in Industrial Engineering from the University of California at Los Angeles.

                              CLASS III DIRECTORS
                 (Term Expires at the Annual Meeting Following
                             the 2000 Fiscal Year)

     Lawrence Auriana, age 54, has been Chairman of the Board of the Company since 1986 and a director since 1983. He has been a Wall Street analyst, money manager and venture capitalist for over 20 years. Since 1986, he has been Chairman, a director and, together with Mr. Hans Utsch, also a director of the Company, Portfolio Co-Manager of The Kaufmann Fund, Inc. He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts.

     Jonathan H. Churchill, age 66, has been a practicing attorney in New York City since 1958 and since May 1996 has been Counsel at Winthrop, Stimson,
Putnam  &  Roberts.   He has  been  a director of the Company since 1992.  Mr.
Churchill was a partner of Boulanger, Hicks, & Churchill, P.C., from January 1990 to May 1996. Winthrop, Stimson, Putnam & Roberts rendered legal services to the Company during the last fiscal year, and the Company has retained and proposes to retain Winthrop, Stimson, Putnam & Roberts during the current year. Mr. Churchill received a B.A. from Harvard College and an L.L.B. from Harvard Law School.

     Clinton G. Weiman, M.D., age 73, has been a director since June 1996. From 1961 to January 1993 he was Corporate Medical Director, Senior Vice President of Citicorp/Citibank. Since 1994, Dr. Weiman has been independently engaged as a consultant with the Federal Reserve. In 1998 Dr. Weiman became associated with Executive Health Examiners as a physician. From 1956 to 1970 Dr. Weiman was engaged in private practice in New York, New York. Dr. Weiman received a B.A. degree from Princeton University and a medical degree from Cornell University Medical College. His appointments have included Clinical Associate Attending Physician at New York Hospital and Associate Professor, Clinical Medicine at Cornell University Medical College.

     EXECUTIVE  OFFICERS

     The  executive  officers  of  the  Company  are  as  follows:

     Lawrence Auriana, 54, Chairman of the Board and Secretary. See above for biographical information for Mr. Auriana.

     John Esposito, 38, President and Chief Executive Officer. Mr. Esposito joined the Company in 1990 and held the position of Vice President - Sales from 1990 until October 1998, when he became President and Chief Executive Officer. From 1986 to 1990, he was employed in various sales positions by the Healthcare Division of Data General Corporation. Prior to joining Data
General,  he  worked  in  a  technical  capacity  in  the  Information Systems
Department at the New York Public Library. He is a graduate of Syracuse University, with a B.S. degree in Marketing and Management Information Systems.

     Les  N.  Dace,  52,  Vice  Chairman  of  the Board in charge of strategic
planning and business development.   See  above  for  biographical information
for  Mr.  Dace.

     George Barry, 45, Chief Financial Officer. Mr. Barry joined the Company as Chief Financial Officer in 1997. He has been a senior financial manager of software technology companies for over 12 years. Mr. Barry was employed as Vice President and CFO at Microware Systems Corporation from 1994 to 1996 and at Comptek Research, Inc. from 1993 to 1994. He was employed as a Group CFO/Controller for Dynatech Corporation from 1986 to 1992. Mr. Barry is a CPA and holds an MBA from the University of Wisconsin - Madison.

    Rodger P. Wilson, R.Ph., 45, Vice President and General Manager - Pharmacy Division. Mr. Wilson joined the Company in 1996 as Vice President/General
Manager of the Pharmacy Division. He was President and Chief Executive Officer of PRX Pharmacy Systems, Inc., from 1982 to 1992. Mr. Wilson was Vice President of Operations and Chief Information Officer of Concepts Direct, Inc., from 1992 to 1994 and President of The Pawnee Group from 1994 to 1996. Mr. Wilson received a B.S. degree from the University of Wyoming School of Pharmacy and is a registered Pharmacist.

     John  Tortorici,  55,  Vice  President  and  General Manager - Blood Bank
Division. Mr. Tortorici joined the Company in September 1998. Mr. Tortorici was serving as Chairman, President, Chief Executive Officer, Chief Financial Officer and a director of Informedics, Inc. when it was merged into the Company in September 1998. Mr. Tortorici founded Informedics in 1979 and was a director from 1979 until the merger. He served as Informedics' President from 1979 to 1996 and from 1997 until the merger. He served as its Chief Financial Officer from 1985 to 1992 and from 1997 until the merger.

    Creighton Miller, 46, Vice President and General Manager - Operating Room Division. Mr. Miller joined the Company in 1980 as a software development engineer. He held that position until 1983 when he became the Vice President of Engineering. In 1998 he was promoted to Vice President and General Manager of the Operating Room Division. Mr. Miller holds a B.S. degree in Computer Science from Iowa State.

     COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     Year-end filings disclosing the grants of directors' options for the 1997 fiscal year to Messrs. Clark, Frieberg, Kowsh and Utsch were inadvertently omitted. These omissions were discovered and reported on the Reports on Form 5 the following year. The exercise of options and the sales of the underlying shares by Mr. Dace and Mr. Frieberg were filed eight months and one year late on a Report on Form 5, respectively. The grant of an option to Mr. Barry was reported eleven months late on a Report on Form 5. A Report on Form 3 for Mr. Tortorici, reporting his beneficial ownership of Company Common Stock and options to purchase Company Common Stock upon becoming an executive officer, has not yet been filed. A report on Form 4, reporting the exercise of options and the sale of the underlying shares, has not yet been filed.

     ITEM  10.    EXECUTIVE  COMPENSATION

     The following tables sets forth the compensation of the Chief Executive Officer of the Company and each of the other most highly compensated executive officers for the fiscal year ended June 30, 1998.

                                         SUMMARY COMPENSATION TABLE
                                                                       LONG-TERM COMPENSATION
                                                            ---------------------------------------
                           ANNUAL COMPENSATION                      AWARDS               PAYOUTS
                       ---------------------------------    ---------------------  ----------------
                                                 Other                                       All
                                                 Annual    Restricted  Securities            Other
Name and Principal                               Compen-   Stock       Underlying   LTIP     Compen-
 Positions            Fiscal   Salary    Bonus   sation    Awards      Options     Payouts   sation
                       Year     ($)       ($)      ($)      ($)         SARs (#)      ($)     ($)
                      -----   -------   -------   ------   --------   ----------   -------   -------
Les N. Dace            1998   110,000   136,650   6,000       -          30,193       -       262
President and CEO      1997   110,000   151,062   6,000       -               -       -       262
                       1996    75,000    60,731   6,000       -          50,000       -       262

Rodger Wilson          1998    80,000    73,129   6,000       -               -       -       262
Vice President and     1997    77,400    55,502   5,500       -          50,000       -       262
Manager - Pharmacy
Division General

John Esposito          1998    80,000    69,263   6,000       -               -       -       205
Vice President, Sales  1997    80,000    50,733   6,000       -          35,000       -       205
                       1996    70,000    71,795   6,000       -               -       -       250


George Barry           1998    70,400    35,963     -         -          42,271       -       262
Vice President and
Chief Financial
Officer

Thomas Mulstay*        1998    77,327    27,361   6,000       -          42,271       -       232
Former Vice President  1997    80,000    79,519   6,000       -               -       -       232
& General Manager,     1996    75,000    90,662   6,000       -               -       -       215
Hemocare

--------------------------
*    Mr. Mulstay resigned from the Company in March 1998.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning options to purchase Common Stock in fiscal 1998 granted to the individuals named in the Summary Compensation Table. No stock appreciation rights were granted in fiscal 1998.



                           Number of       % of Total
                           Securities      Options
                           Underlying      Granted to
                           Option          Employees in   Exercise      Expiration
Name                       Granted         Fiscal Year    Base Price    Date
--------------             ------------    ------------   ----------    ---------------
Les Dace                    30,193*          19.8%       $ 7.50         October 1, 2007
George Barry                42,271*          27.8%         7.50         October 1, 2007
Thomas Mulstay              42,271*          27.8%         7.50         October 1, 2007

________________________

* Options are exercisable 25%, 50%, 75% and 100% on October 1, 1998, 1999, 2000 and 2001.

                  FISCAL 1998 OPTION/SAR EXERCISES AND VALUE
               OF OUTSTANDING OPTIONS AT END OF LAST FISCAL YEAR

     The following table sets forth options exercised by the named executive officers during fiscal 1998 and the number and value of options held by them at June 30, 1998. No stock appreciation rights were granted and there were no outstanding stock appreciation rights at June 30, 1998. The fair market value on such date was $7.50 per share.

                                                     Number of
                                               Securities Underlying                 Value of
                     Shares                       Unexercised                      Unexercised
                  Acquired on     Value          Options at End                 In-the-Money Options
Name                Exercise     Realized        Of Fiscal Year                  End of Fiscal Year
--------------    -----------   ---------  --------------------------    ---------------------------
                                           Exercisable  Unexercisable     Exercisable  Unexercisable
                                           -----------  -------------     -----------  -------------
Les N. Dace          15,000    $104,850          55,000       55,193          $357,500  $    162,500
Rodger Wilson            --          --          12,500       37,500            57,063       171,188
John Esposito        15,000      86,513          43,750       26,250           264,825       123,375
George Barry             --          --               0       42,271                 0             0
Thomas Mulstay       40,000     211,050               0            0                 0             0

COMPENSATION  OF  DIRECTORS

     It has been the Company's practice, starting in 1987, to conserve cash by compensating directors for their services primarily through the grant of stock options and shares of Common Stock. In 1991 a Stock Option Plan for
Non-Employee Directors (the "1991 Plan") was adopted. The 1991 Plan expired in 1997 and was replaced by the 1997 Stock Option Plan for Non-Employee Directors (the "1997 Plan"), which was adopted by the Board in June 1997 and approved by the shareholders of the Company at the annual meeting for the 1997 fiscal year. The 1997 Plan is designed to maintain the Company's ability to attract and retain the services of experienced and highly qualified outside directors and to increase their proprietary interest in the Company's continued success. The options granted under the 1997 Plan are non-statutory options not intended to qualify under Section 422 of the Internal Revenue Code of 1986.

    Under the 1997 Plan, each director in office on July 1 of each fiscal year, for the six fiscal years ending June 30, 2004, will receive for services as director during the ensuing fiscal year a grant of 3,600 options (10,800 shares in the case of the Chairman). Each grant shall become vested and exercisable on the first day of the seventh month of each fiscal year and the first day of the next fiscal year provided that the director is then in office or has retired or is out of office by reason of ill health or death. New directors will be granted options covering 1,800 shares for each six-month period remaining in the fiscal year, effective as of the first day of the month following their election to the Board. All options are exercisable at 100% of fair market value of the Company's Common Stock on the date of grant. All options on each annual grant date shall expire eight years after their date of grant.

    Under the 1997 Plan each director in office on July 1, 1997 received 3,600 options (10,800 in the case of the Chairman) for services as a director, exercisable at $11.1875, which was the higher of the fair market value of the Company's Common Stock on July 1, 1997, the date of grant, and January 6, 1998, the date of the shareholder approval of the 1997 Plan.

     The options granted on July 1, 1998 under the 1997 Plan to directors in office on such date are exercisable at $7.625, the fair market value of the Company's Common Stock on July 1, 1998.

    Each director in office on July 1, 1997 also became entitled to receive for his services during fiscal 1998 shares of Common Stock valued at $10,000 ($30,000 in the case of the Chairman) based on the average of the high and low market prices per share on the first day of each month in fiscal year 1998, which was $8.708. Therefore, the directors received 1,148 shares (3,445 shares  in  the  case  of  the  Chairman)  for  fiscal  1998.

    Each director in office on July 1, 1998 is entitled to receive for his services during fiscal 1999 shares of Common Stock value at $10,000 ($30,000 in the case of the Chairman) based on the average of the high and low market prices per share on July 1, 1998, which was $7.625.

    The members of the equity incentive plan committee and audit committee receive $1,500 for each meeting attended.

EMPLOYMENT  UNDERSTANDINGS

     Arrangements with executive officers are currently being reviewed.

1982  EMPLOYEE  STOCK  OPTION  PLAN  AND  1992  EQUITY  INCENTIVE  PLAN

     In 1982, the Company adopted an employee stock option plan (the "1982 Plan") for officers and other key employees, not including directors. No options may currently be granted under this Plan. Options previously granted and currently outstanding under the 1982 Plan generally vest and become exercisable in monthly installments over a two or three-year period, with each installment remaining exercisable for a five-year period after it vests. No options intended to be incentive stock options under the Internal Revenue Code of 1986 are currently outstanding.

    Awards granted under the 1992 Equity Incentive Plan (the "Equity Incentive Plan") include a wide range of Common Stock-based awards. Officers and other management employees of the Company are eligible to participate in the Equity Incentive Plan. The maximum number of shares of Common Stock which may be issued under the Equity Incentive Plan at any time is 20% of the outstanding shares of the Company's Common Stock, except that no more than 500,000 shares may be issued pursuant to incentive stock options. No awards may be granted after the year 2002. The term of each stock option may not exceed ten years from the date of grant. The option price of each stock option is payable in cash, in shares of the Company's Common Stock, or by a combination thereof. The option agreements granted to-date provide that, in the event of a change of control of the Company, the exercise of such options may be accelerated by the Committee.

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth the beneficial ownership of the Company's Common Stock as of September 30, 1998 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the executive officers named in the Summary Compensation Table included elsewhere herein, (iii) each current director of the Company, (iv) each nominee for election as a director and (v) all directors and executive officers as a group:

PRINCIPAL SHAREHOLDER
                                                                  Number of Shares
                                                                 Acquirable within    Percentage of
Names and Addresses                        Number of Shares**      60 Days*,****      Class Owned**
--------------------------------------     ------------------    -----------------    -------------
Lawrence Auriana***                            1,028,506            725,495               16.1%
140 East 45th Street
43rd Floor
New York, NY 10017

Oracle Partners, L.P.,                           986,236                  0               17.4%
  Oracle Institutional Partners, L.P.,
  GSAM Oracle Fund, Inc.
712 Fifth Avenue
45th Floor
New York, NY 10019
____________________

* Reflects the shares which may be acquired by the shareholder upon exercise of options and warrants which are exercisable within 60 days of September 30, 1998.
** Based on the numbers of shares outstanding at, plus for each shareholder or group, shares acquirable within 60 days of, September 30, 1998.
***   Mr.  Auriana  is  also  Chairman  and  a  director  of the Company.
**** Includes 674,695 warrants granted to Mr. Auriana for his loans to the Company in the bridge financings of the Company in fiscal 1995 and fiscal 1994.



     SHARE OWNERSHIP BY DIRECTORS, NOMINEES, NAMED EXECUTIVE OFFICERS
           AND DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP

                                                          Number of Shares
                                                          Acquirable within
Names and Addresses*              Number of Shares**           60 Days***       Class owned**
-------------------------         ------------------      ------------------    --------------
Lawrence Auriana                      1,028,506                725,495              16.1%
Jonathan H. Churchill                    36,130                 12,630                 +
Roger Clark                              27,111                 14,435                 +
Les N. Dace                              75,048                 75,048               1.3%
Joseph Delario                          226,094                 62,630               4.0%
John Frieberg                            48,870                 42,157                 +
Walter Kowsh, Jr.                        47,658                 14,435                 +
Hans Utsch                              114,861                 14,435               2.0%
Clinton G. Weiman                         9,243                  5,267                 +
George Barry                             10,568                 10,568                 +
John Esposito                            44,850                 43,750                 +
Thomas Mulstay                                0                      0                 0%
Rodger Wilson                            17,250                 16,250                 +

All Directors and Executive
Officers as a group                   1,750,301              1,054,572              26.1%
(13 persons)


________________________
* Addresses are as follows: Lawrence Auriana: see previous chart. Jonathan Churchill: One Battery Park Plaza, New York, New York 10004. Roger Clark: 330 Elm Street, Unit #1, New Canaan, CT 06840. Les Dace:
     11211 Quivas Loop, Westminster, Colorado. Joseph Delario: 77 Independence Way North, Edgewater, NJ 07020. John Frieberg: 4402 South St. Andrew's Lane, Spokane, WA 99223. Walter Kowsh, Jr.: 64-08 136th Street, Flushing, NY 11367. Hans Utsch: 140 East 45th Street, 43rd Floor, New York, New York 10017. Clinton Weiman: 2 Roberta Lane, Greenwich, CT 06830. George Barry:
     11711 West 74th Street, Lenexa, KS 66214. John Esposito: 1121 Old Walt Whitman Road, Melville, NY 11747-3005. Thomas Mulstay: 1121 Old Walt Whitman Road, Melville, NY 11747-3005. Rodger Wilson: 11711 West 74th Street, Lenexa, KS 66214.
** Based on the number of shares outstanding at September 30, 1998, plus, for each person or group, shares acquirable within 60 days of September 30, 1998.
*** Reflects the shares which may be acquired by the shareholders upon exercise of options and warrants which are exercisable within 60 days of September 30, 1998.
+    Represents  less than 1% of the Company's outstanding common stock.

     ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In 1991, the Company agreed with Bowling Green Securities, Inc., an investment banking firm owned by Mr. Utsch a director, and in which Messrs. Auriana, also a director, and Utsch are principals, that such firm would render investment banking advice to the Company and that, if any merger, acquisition, divestiture or analogous transaction is successfully consummated as a result of its efforts, the Company would pay a total fee related to the value of the company acquired or divested on the basis of 5% of the first $2 million, 4% of the second $2 million, 3% of the third $2 million, 2% of the fourth $2 million and 1% of any additional amounts.

     Mr. Delario, a director of the Company holds an option to purchase 75,000 shares of the Company's Common Stock granted as payment for managerial and financial advisory services to be rendered in connection with mergers and acquisitions.

                                  SIGNATURES
                                  ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          MEDIWARE  Information  Systems,  Inc.
          (Registrant)

 By  /s/ George J. Barry
     --------------------
     George J. Barry, CFO