Form 10QSB
period 1998-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1998-11-20
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                     FOR QUARTER ENDED SEPTEMBER 30, 1998

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  Days.     Yes      X       No
                                                          ------

As of September 30, 1998, there were 6,051,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

                      MEDIWARE  INFORMATION  SYSTEMS,  INC.

                                     INDEX

Part  I.   Financial  Information                                         Page
                                                                          ----


ITEM  1.   Financial  Statements
           Consolidated Balance Sheets as of September 30, 1998
           (unaudited) and June 30, 1998 (audited)                           2

           Consolidated Statements of Operations
           for the three months ended
           September 30, 1998 & 1997 (unaudited)                             3

           Consolidated Statements of Cash Flows
           for the three months ended
           September 30, 1998 & 1997 (unaudited)                             4

           Notes to Financial Statements                                     5


ITEM  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               6

Signature Page                                                               9

Exhibit  11
Schedule of Computation of Net Income per Share                             10


                         MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                    AS AT SEPTEMBER 30, 1998

                                         (UNAUDITED)
                                                                             Sep-30        Jun-30
                                                                         ------------  ------------
                        ASSETS                                                1998          1998
                       --------                                          ------------  ------------

Current assets:
   Cash and cash equivalents                                             $ 4,897,000   $ 4,681,000
   Accounts receivable, less estimated doubtful accounts of
     $489,000 at September 30, 1998 and $490,000 at June 30, 1998          9,160,000     7,485,000
   Inventories                                                               463,000       331,000
   Deferred Tax Asset                                                        550,000       550,000
   Prepaid expenses and other current assets                                 508,000       514,000
                                                                         ------------  ------------
        Total current assets                                              15,578,000    13,561,000

   Fixed assets, at cost, less accumulated depreciation of $2,184,000
      at September 30, 1998 and $2,058,000 at June 30, 1998                1,493,000     1,170,000
   Capitalized software costs                                              2,772,000     2,444,000
   Excess of cost over fair value of net assets acquired, net of accumulated amortization of $1,183,000 at September 30, 1998
      and $1,091,000 at June 30, 1998                                      6,690,000     5,853,000
   Purchased technology less accumulated amortization of $2000 at
      September 30, 1998                                                     496,000
   Other assets                                                              133,000       719,000
                                                                         ------------  ------------
                                                                         $27,162,000   $23,747,000
                                                                         ============  ============

                        LIABILITIES
                       -------------

Current liabilities:
   Accounts payable                                                      $ 1,250,000   $ 1,176,000
   Notes payable                                                           4,450,000     4,600,000
   Accrued expenses and other current liabilities                          3,410,000     2,618,000
   Advances from customers                                                 4,673,000     3,132,000
   Current portion of capital leases payable                                   9,000         9,000
                                                                         ------------  ------------
        Total current liabilities                                         13,792,000    11,535,000
   Advances from customers - long term                                        10,000         7,000
   Other liabilities - long term                                             106,000
   Capital leases payable, less current portion                               13,000        15,000
                                                                         ------------  ------------
        Total liabilities                                                 13,921,000    10,825,000
                                                                         ------------  ------------

                        STOCKHOLDERS' EQUITY
                       ----------------------

Preferred stock - $.01 par value; authorized 10,000,000 shares; none issued and outstanding
Common stock - $.10 par value;  authorized 12,000,000 shares; issued and outstanding; 6,051,000 shares at September 30, 1998 and
    5,591,000 shares at June 30, 1998                                        605,000       559,000
Unearned compensation                                                        (41,000)      (51,000)
Cumulative foreign currency translation adjustment                            48,000        36,000
Additional paid-in capital                                                20,953,000    16,264,000
(Deficit)                                                                 (8,324,000)   (4,618,000)
                                                                         ------------  ------------
        Total stockholders' equity                                        13,241,000    12,190,000
                                                                         ------------  ------------
                                                                         $27,162,000   $23,747,000
                                                                         ============  ============


                  MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended September  30,
                                                  ---------------------------------
                                                             (unaudited)
                                                          1998          1997
                                                      -------------  -----------
REVENUES:
    System sales                                      $  2,923,000   $1,863,000
    Services                                             3,205,000    3,096,000
                                                      -------------  -----------

      Total revenues                                     6,128,000    4,959,000
                                                      -------------  -----------
COSTS AND EXPENSES:
    Cost of systems                                        901,000      665,000
    Cost of services                                       907,000      747,000
    Purchased research and development                   4,553,000
    Software development costs                             663,000      584,000
    Selling, general and administrative                  2,608,000    2,191,000
                                                      -------------  -----------
     Total Costs & Expenses                              9,632,000    4,187,000

Earnings (loss) before interest and taxes               (3,504,000)     772,000
Interest and other income                                   41,000       45,000
Interest (expense)                                         (93,000)    (156,000)
                                                      -------------  -----------
Earnings (loss) before taxes                            (3,556,000)     661,000
Provision for income taxes                                 150,000       38,000
                                                      -------------  -----------
NET EARNINGS (LOSS)                                    ($3,706,000)  $  623,000
                                                      =============  ===========
Basic earnings (loss) per share                             ($ .66)       $ .12
Diluted earnings (loss) per share                           ($ .66)       $ .10
Weighted average shares outstanding                      5,630,000    5,086,000
                                                      =============  ===========
Average shares outstanding assuming
dilution                                                 5,630,000    6,312,000
                                                      =============  ===========


                         MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                             --------------------
                                                                             Sep-30           Sep-30
                                                                              1998             1997
                                                                        --------------  ------------
                                                                           (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                    ($3,706,000)    $ 623,000
   Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities: (excluding Informedics acquisition)
     Purchased research and development                                     4,553,000
     Shares issued to directors                                                25,000
     Compensatory stock options issued to consultants                          10,000
     Provision for doubtful accounts                                            3,000       109,000
     Depreciation and amortization                                            399,000       196,000
     Changes in operating assets and liabilities
         Accounts receivable                                               (1,319,000)     (963,000)
         Inventory                                                           (117,000)        8,000
         Prepaid and other assets                                            (156,000)     (147,000)
         Accounts payable, accrued expenses and customer
         advances                                                             916,000     1,450,000
                                                                        -------------   ------------
            Net cash provided by operating activities                         608,000     1,276,000
                                                                        -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of fixed assets                                              (396,000)      (78,000)
   Cash received from acquisition of Informedics                              653,000
   Capitalized software costs                                                (519,000)     (192,000)
                                                                        -------------   ------------
            Net cash (used in) investing activities                          (262,000)     (270,000)
                                                                        -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                              10,000        32,000
   Proceeds of private placement                                                          2,160,000
   Repayment of debt                                                         (152,000)     (902,000)
                                                                        -------------   ------------
          Net cash (used in) provided by financing
          activities                                                         (142,000)    1,290,000
                                                                        -------------   ------------

Effect of exchange rate changes on cash                                       12,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     216,000     2,296,000
Cash and cash equivalents, beginning of period                              4,681,000     1,935,000
                                                                        -------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 4,897,000   $ 4,231,000
                                                                         ============  =============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                                              $    79,000   $   197,000
    Income taxes                                                          $    62,000   $    26,000

              MEDIWARE INFORMATION SYSTEMS, INC., & SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.          FINANCIAL    STATEMENTS:
            -----------------------

     In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1998 included in the Company's annual report filed on Form 10-KSB.

     The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.


2.          EARNINGS  (LOSS)  PER  SHARE:
            -----------------------------

     The Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the preparation of the financial statements included in this Quarterly Report on Form 10 QSB. In accordance with the provisions of SFAS No. 128, the Company is required to report both "basic" and "diluted" earnings per share and to restate previously reported earnings per share amounts to conform to the provisions of SFAS 128. Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. In Fiscal 1998, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For Fiscal 1999, common stock equivilents are not included in the calculation of loss per share as the effect would be anti-dilutive.

3.          ACQUISITION:
            ------------

          In September, 1998, the Company acquired Informedics, Inc. ("Informedics") in exchange for 439,525 shares of the Company's common stock on the basis of 1 Company share for each 6.3 Informedics shares. Informedics is developing a Web-enabled software system technology and also develops, markets and supports a line of stand-alone computer-based management information systems for use in the blood bank and clinical departments of hospitals. The cost of the acquisition, which was accounted for as a purchase, aggregated $7,100,000, including acquisition costs of $801,000, assumed liabilities of $1,599,000 and $4,700,000 of common stock issued and options assumed based on the market price of the Company's common stock in December 1997, when the acquisition agreement was entered into. Assets acquired aggregated $2,547,000 including $917,000 of goodwill, $498,000 of technology and $653,000 of cash.

The following unaudited pro forma financial information gives effect to the merger as if it had occurred at the beginning of the first quarter of fiscal years 1998 and 1999. A non-recurring charge of approximately $4,553,000 for in-process research and development which was recorded by the Company on consummation of the acquisition and the fiscal 1998 reversal of net tax assets on Informedics financial statements has not been considered in the pro forma results. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place during such periods.


              Quarter Ended September 30,
              ----------------------------
                                   1997             1998
                                 ---------       ----------
Revenue:                      $  5,710,000       $6,747,000
                              ============       ==========
Net earnings                  $    540,000       $  848,000
                              ============       ==========
Basic earnings per share               .10              .14
Diluted earnings per share             .08              .13


4.          RECENT    ACCOUNTING    PRONOUNCEMENTS:
            --------------------------------------

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. "Retroactive application of the provisions of SOP 97-2 is prohibited."

     Accordingly the Company has adopted SOP 97-2 in its financial statements for the quarter ended September, 1998. Such adoption had no effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING  STATEMENTS:

     Certain  statements  made  in  this  report  are or imply forward-looking
statements.       Such forward looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Certain of these risks and uncertainties are expressed in the Risk Factors discussed in the Prospectus included in the Registration Statement on Form SB-2, File No. 333-18277, especially those under the headings "Working Capital Deficiency; Restrictive Covenants,"
"Variability  of  Operating  Results,"    "Hospital  Purchase  Procedures,"
"Acquisition," "Competition," "Technological Obsolescence; Marketing and Acceptance of New Products," "Product Protection" and "Government Regulation."

RESULTS  OF  OPERATIONS:

     During  the  quarter  the  Company  acquired  Informedics,  Inc.
("Informedics").    Informedics  develops,  markets  and  supports  a  line of stand-alone computer-based management information systems for use in the blood bank and clinical departments of hospitals. Additionally, Informedics has been developing a Web-enabled software system technology called IntraMed.net. This internet/intranet oriented software is intended to provide the ability to extract data from installed legacy computer systems and then store, download or manipulate the data. While no assurances can be made, the Company believes that Informedics' Web-enabling technology, when implemented and sold to future and existing customers, will expand the reach of the three clinical departments (Blood Bank, Pharmacy and Surgical Suite) Mediware currently
addresses.    The  acquisition  was  completed  in  September,  1998,  and was accounted for as a purchase. The Company consolidated the acquired balance sheet and results of operations in the first quarter of fiscal 1999. The Company's operating results include the results of operations of Informedics' from the date of acquisition which consisted of revenues of $47,000 and
operating expenses of $40,000.   Additionally, the Company recorded a one-time
acquisition related charge of $4,553,000 for in-process research and development related to the estimated fair value of the IntraMed.net technology.

     Total Company revenues increased by 23.6% or $1,169,000 for the first three months of fiscal 1999 as compared to the same period in fiscal 1998. This increase was impacted by all product lines but was significantly related to revenue gains in the Company's Blood Bank Division.

     System sales increased by 56.9% or $1,060,000 in the first quarter of fiscal as compared to the same period in the prior year. For the period ended September 30, 1998 the increase is primarily due to increased system sales in the Company's Pharmacy and Blood Bank Divisions.

     Services revenues increased 3.5% or $109,000 to $3,205,000 in the first three months of fiscal 1999 as compared to $3,096,000 for the same period last year. The increase is primarily due to increased service revenues at the Company's Hemocare Division.

     Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems were 30.8% of related system sales for the first three months of fiscal 1999 as compared to 35.7% of related system sales for the same period in fiscal 1998. Cost of systems increased by 35.5% or $236,000 from $665,000 in the first quarter fiscal 1998 to $901,000 in the same period in fiscal 1999. This increase in cost is principally due to the change in mix between proprietary licensed software (which is at a higher gross margin) and third party software/hardware (which has a lower gross margin) within the Pharmacy division.

     Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses. The cost of services will vary with technical employee activity changes between client services and software development. Cost of services increased $160,000 from $747,000 in the first three months of fiscal 1998 as compared to $907,000 in the same period of the current fiscal year. Cost of services were 28.3% of related revenue for the three months ended September 30, 1998 vs. 24.1% of related revenue for the same period a year earlier. This increase in cost primarily reflects an increase in technical field installation activities related to the Company's Pharmacy division.

     Software development costs include salaries, consulting, documentation, office and other expenses incurred in product development along with amortization of software development cost. Software development costs increased $79,000 or 13.5% from $584,000 in the first three months of fiscal 1998 to $663,000 in the same period in fiscal 1999. Expenditures (amounts including both capitalized and non-capitalized expenditures and excluding capitalized software amortization) for software development for the first three months of fiscal 1999 were approximately $991,000 as compared to
$709,000 in the first three months of fiscal 1998. Spending on development has increased among all company divisions but is principally focused on the Company's Pharmacy division's enhancements to its WORx product line. The Company expects to continue this level of development spending with increased focus on continued product enhancements and integration of Web-based communications technology.

     Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expense for corporate, divisional, financial and administrative staff; utilities, rent, communication and other office expenses; and other related direct administrative expenses. Selling, general and administrative expenses increased by $417,000 or 19.0% from $2,191,000 in the first three months of fiscal 1998 to $2,608,000 in the same period in fiscal 1999. This increase in cost is due to higher communications, travel, administrative, marketing, legal and professional costs. This increase reflects the cost of managing and growing the Company. Additionally, the increase reflects the higher commission  costs  related  to  increased  sales  volume.

     Net interest expense decreased $59,000 or 53.2% in the first three months of fiscal 1999 vs. the same period a year ago. For the three-month period the reduced interest expense is due to the $600,000 decrease of notes payable from September 30, 1997 to September 30, 1998.

     Net earnings were directly affected by the $4,553,000 one-time charge for in-process research and development resulting in a net loss of $3,706,000. Excluding this one time charge, net earnings for the quarter ended September 30, 1998 increased by 36.0% or $224,000 from $623,000 for the first quarter of fiscal 1998 to $847,000 for the same period in fiscal 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company's cash and cash equivalent position at September 30, 1998 was $4,897,000, an increase of $216,000 from June 30, 1998. At September 30, 1998 the current ratio was 1.1:1. Current liabilities include $4,450,000 in notes payable, of which $3,600,000 is owed to Continental Healthcare Systems, Inc. ("Continental"). The Continental note is due November 30, 1998. The balance in notes payable at the end of September 30, 1998 was owed to two directors and another person. The Company is currently in negotiation with several leading institutions seeking to obtain favorable terms in borrowing rates on refinancing portions or all of the Continental note. While no assurances can be made, it is anticipated that this promissory note payment will be substantially financed through a commercial long-term loan at rates comparable to the existing note. In addition to refinancing of the promissory note, the Company will review other financing needs and general cash requirements on an on-going basis. The Company may require additional sources of liquidity to fund potential acquisitions, expanded research and development costs along with other financing needs.

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


                                   MEDIWARE  Information  Systems,  Inc.
                                   -------------------------------------
                                              (Registrant)



November 19, 1998                  By:   /s/ John Esposito
    (Date)                               John  Esposito
                                         President and CEO





November 19, 1998                  By:   /s/ George J. Barry
    (Date)                               George J. Barry
                                         Chief Financial Officer


               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                EXHIBIT 11

                SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE

                                              Three months              Three months
                                                ended                      ended
                                             September 30,             September 30,
                                                 1998                      1997
                                             ---------------         ---------------
Net Income                                    $ (3,706,000)               $  623,000
                                             ---------------              ----------
Weighted Average Share
Outstanding                                      5,630,000                 5,086,000
Effect of Dilutive
Securities: Common                            --------------              ----------
Stock Equivalents
(Options & Warrants)                             5,630,000                 6,312,000
Average shares
Outstanding assuming
dilution                                            ($ .66)                  $  0.12
                                              --------------              ----------
Basic earnings per share
Diluted earnings per
share                                               ($ .66)                  $  0.10