Form 10-Q/A
period 1998-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1999-01-27
CIK 874733

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

MEDIWARE  INFORMATION  SYSTEMS,  INC.

                                     INDEX

Part  I.     Financial  Information                                       Page
                                                                          ----


ITEM  2.     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                         2


Signature  Page                                                              7


This Amended Quarterly Report on Form 10QSB/A is filed to provide information under the caption "Year 2000 Issues." No other information has been changed or updated from the original filing on November 20, 1998. For more recent information regarding "Liquidity and Capital Resources," you are referred to the Company's Proxy Statement dated January 11, 1999.

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

RESULTS  OF  OPERATIONS:  AS  OF  NOVEMBER  20,  1998

     During the quarter the Company acquired Informedics, Inc. ("Informedics"). Informedics develops, markets and supports a line of stand-alone computer-based management information systems for use in the blood bank and clinical departments of hospitals. Additionally, Informedics has been developing a Web-enabled software system technology called IntraMed.net. This internet/intranet oriented software is intended to provide the ability to extract data from installed legacy computer systems and then store, download or manipulate the data. While no assurances can be made, the Company believes that Informedics' Web-enabling technology, when implemented and sold to future and existing customers, will expand the reach of the three clinical departments (Blood Bank, Pharmacy and Surgical Suite) Mediware currently addresses. The acquisition was completed in September, 1998, and was accounted for as a purchase. The Company's operating results include Informedics from the date of acquisition which consisted of revenues of $47,000 and operating expenses of $40,000. Additionally, the Company recorded a one-time acquisition related charge of $4,553,000 for in-process research and development related to the estimated fair value of the IntraMed.net technology.

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

LIQUIDITY  AND  CAPITAL  RESOURCES:  AS  OF  NOVEMBER  20,  1998

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

YEAR  2000  ISSUES:  AS  OF  JANUARY  27,  1999

Pharmacy  Division
------------------

     WORx: The problems of date-protocol compatibility in the Year 2000 are somewhat different for each of the Company's software information systems. In the case of the Pharmacy division's WORx system, this client/server software application has been designed by the Company to meet conditions for date protocol compatibility by the Year 2000. As a client/server application, several layers of software manipulate data. This data is stored within an Informix relational database, which supports dates beyond December 31, 1999. The WORx application runs under Microsoft Windows, uses it's date formats, and will support dates beyond December 31, 1999. Although WORx has been designed to be Y2K compatible, Mediware is currently developing a certification process for the product, which it hopes to complete during the first quarter of 1999.

     Digimedics XA: The Company's Pharmacy division has completed development of its Y2K compatible Digimedics XA pharmacy system. This software, version 3.0, is currently in internal alpha testing, and if testing is successful, will be made available to its beta clients during the first quarter of 1999.

     Pharmakon "Mini" (Unix based): The Company's Pharmacy division has completed both internal and external testing of its "Unix based" Pharmakon pharmacy system and plans to make this new Y2K compatible release, version 3.5, available to its installed client base during the first quarter of 1999.

     Pharmakon "Mainframe": The Company's Pharmacy division has also completed its own internal testing of its "mainframe based" Pharmakon pharmacy system. This Y2K compatible software, version 5.0, is currently in external beta testing, and if testing is successful, will be made available to its installed client base during the first quarter of 1999.

     These three new software release versions (Digimedics XA, Pharmakon "Mini", and Pharmakon "Mainframe"), which incorporate the upgrade of the Company's application software systems necessary for Year 2000 compatibility, will be distributed to customers under the Company's normal software support contract procedures. The Y2K compatible software application revision upgrades will be provided by the Company without cost to the hospital; however, the computer and operating system platforms of a number of hospitals will not accommodate the Y2K compatible software revisions distributed by the Company, and these hospitals must acquire, and bear the cost of new computer hardware and associated operating systems and pharmacy data bases.

JAC
---

     The Company's United Kingdom subsidiary, JAC, started early in 1998 notifying its clients concerning appropriate steps they must take to ensure their entire computer system meets all aspects of the National Health Service
(NHS) directive for Y2K compatibility. The NHS directive requires each Trust (hospital) to have either upgraded to be Y2K compatible, have a plan to upgrade, or have contingency plans, ready by 12/31/1998. Although the JAC stock control pharmacy system has been internally and externally certified Y2K compatible, JAC has been notifying all of its clients in writing, verbally by telephone, using articles in its newsletter, and raising the issue at its National and Local User Group meetings, that some clients will have to upgrade certain components of their computer hardware and associated operating systems and pharmacy data bases to ensure full compatibility.

Surgiware
---------

     The Company's Operating Room division has completed its own internal testing to determine whether the application meets Y2K compatibility standards, and as a result of the testing believes that the operating room information system meets the conditions for date-protocol readiness. A new Year 2000 compatible revision is being offered to hospitals as part of the normal support procedures of the Company. However, the computer platforms of a number of hospitals will not accommodate the updates necessary to become Year 2000 ready, and these hospitals must bear the cost of new computer hardware and associated operating systems and operating room data bases.

Blood  Bank  Division
---------------------

     Hemocare: In the case of the Company's Hemocare blood bank system, the Company has completed its own internal testing of its application software, release 5.2, which is ready for release to customers. Mangement believes this new Hemocare release meets Y2K compatibility standards. The application software runs under a UNIX based operating system and the application software was designed utilizing absolute Julian dates. The absolute Julian start date for the Hemocare blood banking application is Jan.1, 1968. That specific date is known as Julian day 1. Each day after Jan. 1, 1968 causes the Julian date to increase by one. Therefore, Feb. 1, 1968 has a Julian date of 32, since that was the 32nd day after Jan. 1, 1968. On Jan. 1, 1969, the Julian date was 367, representing 367 total days since Jan. 1, 1968, including the leap day. In a similar fashion, the Julian date for Jan. 1, 2000 will simply be one greater than the Julian date for Dec. 31, 1999. The fact that the last two digits of the year 2000 are 00 will not impact Hemocare's date calculations or comparisons, since the dates are not stored in a complex form made up of years, months, and days. However, it may be necessary for some client hospitals to upgrade their computer platforms, and associated operating systems, or the BIOS of their current hardware, to be Year 2000 ready.

     Informedics LifeLine: The Company has also completed internal testing of a new version of the LifeLine product, version 4.3, which, based on the testing, meets Y2K compatibility issues. However, because older versions of the LifeLine product now in use are not Year 2000 compatible, it will be necessary for Informedics' customers to upgrade their systems with the new version 4.3 release. The Company has contacted all current and prior customers of versions of the LifeLine product to inform them of the actions they must take in order to achieve Year 2000 compatibility.

Informedics  StarPath:   The Company has completed testing of a new version of
its StarPath pathology product, version 6.4C, which now meets Y2K compatibility issues. This product will be made available to all StarPath customers during the month of April 1999.

Internal
--------

     The Company has assigned a project team to examine relationships with all of its vendors, including suppliers of both IT and non-IT Systems regarding Y2K readiness. Any vendor that supplies the Company with information, processes information for the Company, and all internal systems using a microprocessor will be queried as to their ability to meet Y2K compatibility guidelines. The Company expects to complete its initial assessment of such areas during the first quarter of 1999. Following such initial assessment, the Company will undertake Year 2000 remediation and testing of these applications. The Company cannot determine, at this time, the number of non-IT systems that will require remediation; however, based on the current state of its investigation, the Company knows of noYear 2000 problems which it expects to become material.

General
-------

     The Company is performing Year 2000 date-protocol tests and providing remedial action for all of its products along with examining its relationships with third parties. This review includes suppliers of hardware, data base providers, network operating systems and utility programs, whose failure to be Year 2000 compatible could have a material adverse effect on the Company. The incremental costs to the Company in achieving Year 2000 compatibility cannot be accurately predicted and will depend upon the timely completion of tasks by both the Company and its customers. The Company must ensure Year 2000 compatible, third party components, timely release of its upgraded application software, databases, its ability to schedule and install Y2K compatible upgrades, and other factors. Customers must ensure that hardware, operating systems, computer BIOS, and networking software are Year 2000 compatible, and have the ability to schedule and install upgraded software versions provided by the Company. Failure to successfully meet any or all of these conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

     The suppliers of the computers, operating systems and data bases necessary to operate the current versions of the Company's software products have indicated to the Company that those products either are Year 2000 compatible or theywill be by the end of 1999. The Company has conducted tests of such computers, operating systems and data bases with the Company's products now being marketed and currently has no reason to believe that the Company's products are not Year 2000 compatible when operated with such computers, operating systems and data bases.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEDIWARE  Information  Systems,  Inc.
                                         -------------------------------------
                                                    (Registrant)



January  27,  1999                    By:                /s/
------------------                     ---------------------------------------
    (Date)                                        John  Esposito
                                           President  and  CEO  and  CFO