Form 10QSB
period 1998-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1999-02-16
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                      FOR QUARTER ENDED DECEMBER 31, 1998

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


As of December 31, 1998, there were 6,058,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.


MEDIWARE  INFORMATION  SYSTEMS,  INC.


                                              INDEX

Part I.      Financial Information                                                        Page
                                                                                          ----

ITEM 1.      Financial Statements
             Consolidated Balance Sheets as of December 31, 1998
             (unaudited) and June 30, 1998 (audited)                                        2


             Consolidated Statements of Operations
             for the three months and six months ended
             December 31, 1998 & 1997 (unaudited)                                           3

             Consolidated Statements of Cash Flows
             for the six months ended
             December 31, 1998 & 1997 (unaudited)                                           4

             Notes to Financial Statements                                                  5


ITEM 2.      Discussion and Analysis of Financial
             Condition and Results of Operations                                            6

             Year 2000 Compliance                                                           9


Signature Page                                                                             14

Exhibit 11
Schedule of Computation of Net Income per Share                                            15


                 MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           AS AT DECEMBER 31, 1998
                                (UNAUDITED)

                       ASSETS                                              Dec-31        Jun-30
                      --------                                              1998          1998
                                                                        ------------  ------------
Current assets:
   Cash and cash equivalents                                            $ 2,384,000   $ 4,681,000
   Accounts receivable, less allowance for doubtful accounts
     of $485,000 at December 31, 1998 and $490,000 at June 30, 1998       9,148,000     7,485,000
   Inventories                                                              335,000       331,000
   Deferred Tax Asset                                                       550,000       550,000
   Prepaid expenses and other current assets                                648,000       514,000
                                                                        ------------  ------------
        Total current assets                                             13,065,000    13,561,000

   Fixed assets, at cost, less accumulated depreciation of $2,306,000
      at December 31, 1998 and $2,058,000 at June 30, 1998                1,640,000     1,170,000
   Capitalized software costs                                             2,967,000     2,444,000
   Excess of cost over fair value of net assets acquired, net of accumulated amortization of $1,284,000 at December 31, 1998
      and $1,091,000 at June 30, 1998                                     6,575,000     5,853,000
   Purchased technology less accumulated amortization of $19,000 at
      December 31, 1998                                                     479,000
   Other assets                                                             102,000       719,000
                                                                        ------------  ------------
                                                                        $24,828,000   $23,747,000
                                                                        ============  ============

                       LIABILITIES
                      -------------
Current liabilities:
   Accounts payable                                                     $ 1,555,000   $ 1,176,000
   Notes payable - current portion                                          854,000     4,600,000
   Accrued expenses and other current liabilities                         2,657,000     2,618,000
   Advances from customers                                                5,453,000     3,132,000
   Current portion of capital leases payable                                  9,000         9,000
                                                                        ------------  ------------
        Total current liabilities                                        10,528,000    11,535,000
   Advances from customers - long term                                       10,000         7,000
   Other liabilities - long term                                            106,000
   Capital leases payable, less current portion                              11,000        15,000
                                                                        ------------  ------------
        Total liabilities                                                10,655,000    11,557,000
                                                                        ------------  ------------

                       STOCKHOLDERS' EQUITY
                       --------------------
Preferred stock - $.01 par value; authorized 10,000,000 shares; none issued and outstanding
Common stock - $.10 par value;  authorized 12,000,000 shares; issued and outstanding; 6,058,000 shares at December 31, 1998 and
    5,591,000 shares at June 30, 1998                                       606,000       559,000
Unearned compensation                                                       (31,000)      (51,000)
Cumulative foreign currency translation adjustment                           34,000        36,000
Additional paid-in capital                                               21,005,000    16,264,000
(Deficit)                                                                (7,441,000)   (4,618,000)
                                                                        ------------  ------------
        Total stockholders' equity                                       14,173,000    12,190,000
                                                                        ------------  ------------
                                                                        $24,828,000   $23,747,000
                                                                        ============  ============


                             MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                   Three Months Ended December 31,     Six Months Ended December 31,
                                   -------------------------------      ----------------------------
                                            (unaudited)                          (unaudited)
                                        1998            1997                  1998          1997
                                   -------------------------------       ---------------------------
REVENUES:
    System sales                      $3,039,000     $1,198,000           $5,962,000     $3,061,000
    Services                           3,897,000      3,210,000            7,102,000      6,306,000
                                   -------------------------------       ---------------------------

      Total revenues                   6,936,000      4,408,000           13,064,000      9,367,000
                                   -------------------------------       ---------------------------
COSTS AND EXPENSES:
   Cost of systems                       916,000        366,000            1,817,000      1,031,000
   Cost of services                    1,085,000        731,000            1,992,000      1,478,000
   Purchased research and development                                      4,553,000
   Software development costs            858,000        598,000            1,521,000      1,182,000
   Selling, general and administrative 3,055,000      1,814,000            5,663,000      4,005,000
                                    -------------------------------      ---------------------------
     Total Costs & Expenses            5,914,000      3,509,000           15,546,000      7,696,000

Earnings before interest and taxes     1,022,000        899,000           (2,482,000)     1,671,000
Interest and other income                 29,000         60,000               70,000        105,000
Interest (expense)                       (13,000)      (118,000)            (106,000)      (274,000)
                                    -------------------------------      ---------------------------
Earnings before taxes                  1,038,000        841,000           (2,518,000)     1,502,000
Provision for income taxes               155,000         48,000              305,000         86,000
                                    -------------------------------      ---------------------------

NET EARNINGS                          $  883,000     $  793,000          ($2,823,000)    $1,416,000
                                   ===============================      ============================

Basic earnings (loss) per share            $ .15          $ .14                ($.48)         $ .26
Diluted earnings (loss) per share          $ .13          $ .12                               $ .22
Weighted average shares outstanding    6,049,000      5,503,000            5,840,000      5,366,000
                                   ===============================      ============================
Average shares outstanding assuming
dilution                               7,057,000      6,717,000                           6,511,000


                    MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                        Six Months Ended
                                                                 ------------------------------
                                                                  December 31       December 31
                                                                     1998              1997
                                                                 ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                     ($2,823,000)   $ 1,416,000
   Adjustments to reconcile net earnings  (loss) to net
   cash provided by operating activities: (excluding
   Informedics acquisition)
      Purchased research and development                              4,553,000
     Shares issued to directors                                          50,000
     Compensatory stock options issued to consultants                    20,000         20,000
     Provision for doubtful accounts                                     15,000       (442,000)
     Depreciation and amortization                                      653,000        555,000
     Changes in operating assets and liabilities
            Accounts receivable                                      (1,352,000)      (704,000)
            Inventory                                                    11,000       (172,000)
            Prepaid and other assets                                   (232,000)      (440,000)
           Accounts payable, accrued expenses and
            customer advances                                         1,248,000        878,000
                                                                   ----------------------------
                  Net cash provided by operating activities           2,143,000      1,111,000
                                                                   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of fixed assets                                        (665,000)      (339,000)
   Cash received from acquisition of Informedics                        653,000
   Capitalized software costs                                          (714,000)      (545,000)
                                                                   ----------------------------
          Net cash (used in) investing activities                      (726,000)      (884,000)
                                                                   ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                        38,000         72,000
   Proceeds of private placement                                                     2,138,000
   Repayment of debt                                                 (3,750,000)    (1,058,000)
                                                                   ----------------------------
          Net cash (used in) provided by financing
          Activities                                                 (3,712,000)     1,152,000
                                                                   ----------------------------

Effect of exchange rate changes on cash                                  (2,000)

NET INCREASE/ (DECREASE) IN CASH AND                                 (2,297,000)     1,379,000
CASH EQUIVALENTS
Cash and cash equivalents, beginning of period                        4,681,000      1,935,000
                                                                  -----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  2,384,000    $ 3,314,000
                                                                   ============================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                                          $  98,000     $  179,000
    Income taxes                                                      $  71,000     $   36,000



              MEDIWARE INFORMATION SYSTEMS, INC., & SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   FINANCIAL    STATEMENTS:
     ------------------------

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

     The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.


2.   EARNINGS  (LOSS)  PER  SHARE:
     -----------------------------

     Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. In fiscal 1998 and for the three months ended December 31, 1998, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the six months ended December 31, 1998, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

3.   ACQUISITION:
     ------------

     In September 1998, the Company acquired Informedics, Inc. ("Informedics") in exchange for 439,525 shares of the Company's common stock on the basis of 1 Company share for each 6.3 Informedics shares. Informedics is developing a Web-enabled software system technology and also develops, markets and supports a line of stand-alone computer-based management information systems for use in the blood bank and clinical departments of hospitals. The cost of the acquisition, which was accounted for as a purchase, aggregated $7,100,000, including acquisition costs of $801,000, assumed liabilities of $1,599,000 and $4,700,000 of common stock issued and options assumed (based on the market price of the Company's common stock in December 1997, when the acquisition agreement was entered into). Assets acquired aggregated $2,547,000 including $917,000 of goodwill, $498,000 of technology and $653,000 of cash.

     The following unaudited pro forma financial information gives effect to the merger as if it had occurred at the beginning of fiscal years 1998 and 1999. A one-time acquisition related charge of $4,553,000 for in-process research and development which was recorded by the Company on consummation of the acquisition and the fiscal 1998 reversal of net tax assets on Informedics financial statements has not been considered in the pro forma results. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place during such periods.





                                               Six Months Ended December 31,
                                              ------------------------------
                                                   1998             1997
                                              -------------    -------------

Revenue:                                       $13,683,000       $10,938,000
                                              =============    =============
Net earnings                                   $ 1,731,000       $ 1,560,000
                                              =============    =============
Basic earnings per share                               .29               .27
Diluted earnings per share                             .25               .22


4.   RECENT  ACCOUNTING  PRONOUNCEMENTS:
     -----------------------------------

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of SOP 97-2 is prohibited.

     Accordingly  the Company has adopted SOP 97-2 in its financial statements
in  the  fiscal  year  ended  June  1999.   Such adoption had no effect on the
Company's  results  of  operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING  STATEMENTS:

     Certain statements made in or incorporating this 10-QSB are forward-looking statements, such as descriptions of Mediware's intentions to market new products, extend existing products, acquire or develop new products, and utilize new channels of distribution. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include: (i) Mediware's past operating results, (ii) the wide variability of Mediware's operating results, (iii) the market's acceptance of the Company's WORx product, (iv) the intense competition in the hospital computer software industry (v) the rapid and significant technological advances in the computer software industry, which renders the obsolescence of computer programs, including the Company's within a short time, (vi) the effect of governmental regulation on the Company, (vii) the Company's dependence upon its key employees, (viii) the Company's ability to manage its rapid growth and (ix) the risks associated with the Company's international operations. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein and in the "Risk Factors" section of Mediware's Prospectus contained in the Registration Statement on Form S-4, File No. 333-57693, especially those under the headings "Need for Additional Financing", "Variability of Operating Results", "Market Acceptance of new WORx Product", "Competition", "Technological Obsolescence; Continual Need for Successful Marketing and Acceptance of New Products", "Product Protection", "Dependence Upon Key Employees", "Management of Growth", "Risks Associated with International Operations", and "Government Regulation". Mediware does not intend to update publicly any forward-looking statements.

RESULTS  OF  OPERATIONS:

     During the first quarter the Company acquired Informedics, Inc. ("Informedics"). Informedics develops, markets and supports a line of stand-alone computer-based management information systems for use in the blood bank and clinical departments of hospitals. Additionally, Informedics has been developing a Web-enabled software system technology called IntraMed.net. This internet/intranet oriented software is intended to provide the ability to extract data from installed legacy computer systems and then store, download or manipulate the data. While no assurances can be made, the Company believes that Informedics' Web-enabling technology, when implemented and sold to future and existing customers, will expand the reach of the three clinical departments (Blood Bank, Pharmacy and Surgical Suite) Mediware currently addresses. The acquisition was completed in September, 1998, and was accounted for as a purchase. The Company's operating results include Informedics from the date of acquisition which consisted of revenues of $738,000 and operating expenses of $713,000. Additionally, in the first quarter the Company recorded a one-time acquisition related charge of $4,553,000 for in-process research and development related to the estimated fair value of the IntraMed.net technology.

     Total Company revenues increased by 57.3% or $2,528,000 and 39.5% or $3,697,000 for the three and six months ended December 31, 1998 respectively as compared to the same periods in fiscal 1998. This increase was impacted by all product lines but was significantly related to revenue gains in the Company's Pharmacy Division and the effects of the Informedics acquisition.

     System sales increased by 153.7% or $1,841,000 and 94.8% or $2,901,000 in the quarter and first six months of the fiscal year as compared to the same periods in the prior year. For both periods, the increase is primarily due to increased system sales in the Company's Pharmacy and Blood Bank Divisions.

     Service revenues increased 21.4% or $687,000 and 12.6% or $796,000 for the three and six months ended December 31, 1998 respectively. The increase is primarily due to the acquisition of Informedics completed in September 1998. The December quarter represented the first full quarter of the acquisition's contribution to the Company's Blood Bank Division.

     Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems were 30.1% of related system sales for the second three months of fiscal 1999 as compared to 30.6% of related system sales for the same period in fiscal 1998. For the first half of the current fiscal year, cost of systems were 30.5% of related system sales in comparison to 33.7% for the same time period in the previous fiscal year. Cost of systems increased by 150.3% or $550,000 from $366,000 in the second quarter of fiscal 1998 to $916,000 in the same period in fiscal 1999. For the first six months, cost of systems increased by 76.2% or $786,000 from $1,031,000 in fiscal 1998 to $1,817,000 in fiscal 1999. This increase  in  cost  is  principally due to the sharp increase in system sales.

     Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses. Technical employees can perform both client services and software development depending on customer requirements. Thus the costs associated with these technical employees and the resulting costs of service which are booked will vary from period to period with customers needs. Cost of services increased by $354,000 from $731,000 in the second quarter of the previous fiscal year to $1,085,000 and by $514,000 from $1,478,000 for the first six months of fiscal 1998 to $1,992,000 in the current fiscal year. Cost of services were 27.8% of related revenue for the three months ended December 31, 1998 vs. 22.8% of related revenue for the same period a year earlier. On a year-to-date basis, cost of services were 28.0% of related revenue vs. 23.4% for the same period in fiscal 1998. This increase in cost primarily reflects an increase in technical field installation and customer support activities related to the Company's Pharmacy division.

     Software development costs include salaries, consulting, documentation, office and other expenses incurred in product development along with amortization of software development cost. Software development costs increased $260,000 or 43.5% from $598,000 in the second quarter of fiscal 1998 to $858,000 in the same period in fiscal 1999 and $339,000 or 28.7% from $1,182,000 to $1,521,000 for the first six months of each fiscal period.
Expenditures    (amounts  including  both  capitalized  and  non-capitalized expenditures and excluding capitalized software amortization) for software development for the three months ended December 1998 were approximately $1,052,000 as compared to $795,000 for same time period ended December 1997. On a fiscal year to date basis, expenditures for software development were $2,044,000 for the first six months of fiscal 1999 as compared to $1,504,000 for the same time period in fiscal 1998. Spending on development has increased among all company divisions but is principally focused on the
Company's Pharmacy division's WORx product line. The Company expects to increase this level of development spending as it expands its development efforts to the Blood Bank and Operating Room divisions and integrates the Web-based communications technology.

     Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expense for corporate, divisional, financial and administrative staff; utilities, rent, communication and other office expenses; and other related direct administrative expenses. Selling, general and administrative expenses increased by $1,241,000 or 68.4% from $1,814,000 in the second quarter of fiscal 1998 to $3,055,000 in the same period in fiscal 1999 and increased by $1,658,000 or 41.4% from $4,005,000 to $5,663,000 in the first six months of fiscal 1999. This increase in cost is due to higher communications, travel, administrative, marketing, legal and professional costs. This increase reflects the cost of managing and growing the Company. Additionally, the increase reflects the higher commission costs related to increased sales volume.

     Net interest expense decreased $105,000 or 89.0% in the second three months of fiscal 1999 vs. the same period a year ago and decreased $168,000 or 61.3% in the first half of fiscal 1999 vs. the same period a year ago. During the second quarter of fiscal 1999, the Company paid off the outstanding balance remaining from the acquisition of the Pharmakon and JAC divisions of Continental Healthcare Systems, Inc. The total principal and interest paid in the first half of fiscal year 1999 was $3,848,000 compared to $306,000 in the previous year.

     Net earnings for the quarter increased $90,000 or 11.3% from $793,000 to $883,000 for the second period in fiscal 1999. On a year-to-date basis, net earnings continue to be directly affected by the $4,553,000 one-time acquisition related charge taken in the first quarter for in-process research and development resulting in a net loss of $2,823,000. Excluding this one time charge, net earnings for the first six months ended December 31, 1998 increased by 22.2% or $314,000 from $1,416,000 for the first half of fiscal 1998 to $1,730,000 for the same period in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash and cash equivalent position at December 31, 1998 was $2,384,000, a decrease of $2,297,000 from June 30, 1998. At December 31, 1998 the current ratio was 1.2:1. On November 30, 1998 the Company paid approximately $3,600,000 owed to Continental Healthcare Systems, Inc. ("Continental") related to the acquisition of the Pharmakon and JAC divisions of Continental. The balance in notes payable at the end of December 31, 1998 was owed to two directors and another person. The Company is currently operating with existing cash balances and is in negotiation with a director to obtain favorable terms on a $2,000,000 line of credit. The Company will review other financing needs and general cash requirements on an on-going basis. The Company will require additional sources of liquidity to fund potential acquisitions, expanded research and development costs along with other financing needs.

YEAR 2000 COMPLIANCE - AS OF FEBRUARY 10, 1999

     In General
     ----------

     Mediware Information Systems, Inc. develops, manufactures, sells and provides support for management information systems that are used by hospitals. The Company's sells software products in three distinct areas - pharmacy, blood bank, and operating room. The Company's pharmacy and blood bank divisions each offer multiple products.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or products that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, loss of data, or miscalculations causing disruption of operations.

     The Company is performing Year 2000 date-protocol tests and providing remedial action, as needed, for all of its products, and is conducting tests on its internal information technology ("IT") systems and non-information technology ("Non-IT") systems that contain embedded microchips. The Company is also investigating the Year 2000 preparedness of third parties with whom it has material relationships, such as suppliers of hardware, database software, operating systems, network operating systems and utility programs who provide components on which the Company's software products are operated. This review includes the submission of questionnaires on Year 2000 preparedness to such third parties, whose failure to be Year 2000 compliant could negatively effect the operation of the Company's products and accordingly have a material adverse effect on the Company.

     Among other actions, the Company is taking steps to make available to its customers Year 2000 compatible third party components, to provide timely releases of its upgraded application software and databases containing Year
2000 fixes, and to timely schedule the installation of its Year 2000 compatible upgrades. The Company's customers have been notified that they are responsible for ensuring that their hardware, operating systems, computer BIOS, and networking software are Year 2000 compatible, and will be compatible with the upgraded software versions provided by the Company, and must cooperate with the Company in scheduling installation of the software upgrades. The failure to successfully meet any or all of these conditions could result in affected customers being unable to operate their software systems, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The incremental costs to the Company in achieving Year 2000 compatibility cannot be accurately predicted and will depend upon the timely completion of tasks by both the Company and its customers. Total costs can be substantially affected by a number of factors, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the extent of the cooperation provided by customers and other relevant parties.

     Suppliers of the computers, operating systems and data bases necessary to operate the current versions of the Company's software products have indicated to the Company that those products are either currently Year 2000 compatible or will be by the end of 1999. The Company has conducted tests of such computers, operating systems and data bases with the Company's products now being marketed and currently has no reason to believe that the Company's products are not Year 2000 compatible when operated with such computers, operating systems and data bases.

     Assessment of Year 2000 Issues Effecting the Company's Products. The problems of date-protocol compatibility in the Year 2000 are somewhat different for each of the Company's software information system products. The following is an analysis of the Year 2000 status of each product offered by each of the Company's divisions, as well as those currently under development.

Pharmacy  Division
------------------

     WORx:        WORx has been designed by the Company to meet conditions for
Year 2000 readiness, and believes the current 1.3 release meets requirements for Year 2000 compatibility. As a client/server application, several layers of software manipulate data. This data is stored within an Informix relational database, which supports dates beyond December 31, 1999. The WORx client (end-user workstation) runs under Microsoft Windows, uses the Windows date formats, and will support dates beyond December 31, 1999. Although WORx has been designed to be Year 2000 compatible, the Company is currently developing an internal testing process for the WORx software to ensure Y2K compatibility. The completion of this internal testing is expected during the quarter ended June 30, 1999. However, the Company does not anticipate the need to provide WORx customers an upgrade to the current 1.3 release to be Year 2000 compatible.

     Digimedics XA: The Company's Pharmacy Division has completed development of Version 3.0 of its Digimedics XA pharmacy system, which has been designed to be Year 2000 compatible. Version 3.0 of the Digimedics XA product is currently in internal alpha testing, and if testing is successful, will be made available to beta test clients during the quarter ended June 30, 1999.

     Pharmakon "Mini" (Unix based): The Company's Pharmacy Division has completed internal testing of version 3.5 of its "Unix based" pharmacy system, known as Mini. External testing of version 3.5 will be completed during the quarter ended March 31, 1999 and if testing is successful will be made available to the Company's installed client base during the quarter ended June 30, 1999.

     Pharmakon "Mainframe": The Company's Pharmacy division has completed its own internal testing of Version 5.0 of its "Mainframe based" pharmacy system, which was determined to be Year 2000 compatible. Version 5.0 of the Mainframe product is currently in external beta testing, and if testing is successful, will be made available to its installed client base during the quarter ended June 30, 1999.

     The new versions of Digimedics XA, Pharmakon "Mini", and Pharmakon "Mainframe" discussed above incorporate upgrades of the Company's application software systems necessary for Year 2000 compatibility. These releases will be distributed to customers under the Company's normal software support contract procedures without cost. However, depending upon the configuration of their current information systems, some customers may incur other costs associated with the acquisition of new hardware, third party data bases and/or operating systems that are needed in order for the Company's upgrade to be installed. Furthermore, the computer and operating system platforms of a number of hospitals will not accommodate the Year 2000 compatible software revisions distributed by the Company, and these hospitals must acquire and bear the cost of new computer hardware and associated operating systems and third party data bases if they desire to install the Company's software upgrades.

JAC
---

     The Company's United Kingdom subsidiary, JAC, sells and distributes information systems for hospital pharmacies in the United Kingdom. In early 1998, JAC commenced notifying its clients of the appropriate steps they must take to ensure their entire computer system meets all aspects of the National Health Service ("NHS") directive for Year 2000 compatibility. The NHS directive required each Trust (hospital) to have either upgraded their operating systems to be Year 2000 compatible, have a plan to upgrade, or have contingency plans ready by December 31, 1998. Although the JAC stock control pharmacy system has been internally and externally certified as being Year 2000 compatible, JAC is aware that some of its clients may have to upgrade certain components of their computer hardware and associated operating systems and pharmacy data bases to ensure full compatibility. In this respect, JAC has commenced notifying all of its clients of this issue in writing, by telephone, and through articles in its newsletter, and has raised the issue at its National and Local User Group meetings.



Operating  Room  Division
-------------------------

     The Operating Room Division has completed its own internal testing of the Surgiware product and has determined that it is Year 2000 compatible. A new Year 2000 compatible revision, release 5.2, is now being offered to hospitals as part of the normal support procedures of the Company. However, the computer platforms of a number of hospitals will not accommodate the updates necessary to become Year 2000 ready, and these hospitals must bear the cost of new computer hardware and associated operating systems and operating room data bases.

Blood  Bank  Division
---------------------

     Hemocare: The Company's Blood Bank Division has completed its own internal testing of Version 5.2 of its "Unix based" Hemocare blood bank system, which was determined to be Year 2000 compatible. Version 5.2 of the Hemocare product is currently being made available to the Company's installed client base as part of the Company's normal software support procedures. The application software runs under a UNIX based operating system and the application software was designed utilizing absolute Julian dates, which eliminates the Year 2000 issue insofar as the Hemocare software is concerned. The absolute Julian start date for the Hemocare blood banking application is Jan.1, 1968. That specific date is known as Julian day 1. Each day after Jan. 1, 1968 causes the Julian date to increase by one. Therefore, Feb. 1, 1968 has a Julian date of 32, since that was the 32nd day after Jan. 1, 1968. On Jan. 1, 1969, the Julian date was 367, representing 367 total days since Jan. 1, 1968, including the leap day. In a similar fashion, the Julian date for Jan. 1, 2000 will simply be one greater than the Julian date for Dec. 31, 1999. The fact that the last two digits of the year 2000 are 00 will not impact Hemocare's date calculations or comparisons, since the dates are not stored in a complex form made up of years, months, and days.

     Informedics LifeLine: The Company's Blood Bank Division has completed its own internal testing of Version 4.3 of its Lifeline blood bank system, which was determined to be Year 2000 compatible. Version 4.3 of the Lifeline product is currently being made available to the Company's installed client base as part of the Company's normal software support procedures. Customer's who have previous versions of Lifeline have been notified that the product is not Year 2000 compatible and that it will be necessary for them to upgrade their systems with the new version 4.3 release.

     Informedics StarPath: The Company's Blood Bank Division has completed its own internal testing of Version 6.4C of its StarPath pathology product, which was determined to be Year 2000 compatible. This product will be made available to all StarPath customers during the month of May 1999 as part of the Company's normal software support procedures.

     The new versions of Hemocare, Informedics Lifeline and Informedics StarPath discussed above incorporate upgrades of the Company's application software systems necessary for Year 2000 compatibility. These releases will be distributed to customers under the Company's normal software support contract procedures without cost. However, depending upon the configuration of their current information systems, some customers may incur other costs associated with the acquisition of new hardware, third party data bases and/or operating systems that are needed in order for the Company's upgrade to be installed. Furthermore, the computer and operating system platforms of a number of hospitals will not accommodate the Year 2000 compatible software revisions distributed by the Company, and these hospitals must acquire and bear the cost of new computer hardware and associated operating systems and pharmacy data bases if they desire to install the Company's software upgrades.

Internal  Assessment  of  Year  2000  Readiness
-----------------------------------------------

     The Company has assigned a project team to examine relationships with all of its vendors, including suppliers of both IT and Non-IT Systems regarding Year 2000 readiness. All vendors that supply the Company with information or critical services, process information for the Company, or provide internal IT or Non-IT Systems using a microprocessor will be queried as to their Year 2000 readiness and the Year 2000 compliance status of products they have provided to the Company. The Company expects to complete its initial assessment of such areas during the quarter ended June 30, 1999. Following such initial assessment, the Company will undertake Year 2000 remediation and testing of these applications. The Company cannot determine, at this time, the number of its IT Systems and Non-IT Systems that will require remediation. However, based on the current state of its investigation, the Company knows of no material Year 2000 problems with respect to its IT Systems and Non-IT Systems.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         MEDIWARE  Information  Systems,  Inc.
                                         -------------------------------------
                                                    (Registrant)



                                         By:
-------------------------------          -------------------------------------
     (Date)                                        John  Esposito
                                              President,  CEO  and  CFO



                           MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                                EXHIBIT 11

                          SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                    Three months     Three months        Six months     Six months
                                       Ended            ended              ended           ended
                                    December 31,      December 31,       December 31,   December 31,

                                       1998              1997               1998            1997
                                   ----------------------------------------------------------------------

Net Income (Loss)                  $  883,000       $  793,000          ($2,823,000)     $1,416,000
                                   ----------------------------------------------------------------------
Weighted Average Share
Outstanding                         6,049,000        5,503,000            5,840,000       5,366,000
Effect of Dilutive
Securities: Common
Stock Equivalents
(Options & Warrants)                1,008,000        1,214,000                            1,145,000
                                   ----------------------------------------------------------------------
Average shares
     outstanding assuming
     dilution                       7,057,000        6,717,000                            6,511,000
                                   ----------------------------------------------------------------------


Basic earnings per share                $ .15           $ 0.14                ($.48)         $ 0.26
Diluted earnings per
     share                              $ .13           $ 0.12                               $ 0.22
                                    ---------------------------------------------------------------------
