Form 10QSB
period 1999-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 1999-05-20
CIK 874733

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                       FOR QUARTER ENDED MARCH 31, 1999

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

As of March 31, 1999, there were 6,096,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.


                 MEDIWARE  INFORMATION  SYSTEMS,  INC.

                                 INDEX

Part I.    Financial Information                                   Page
                                                                   ----

ITEM 1.    Financial Statements
           Consolidated Balance Sheets as of March 31, 1999
           (unaudited) and June 30, 1998 (audited)                  2

           Consolidated Statements of Operations
           for the three months and nine months ended
           March 31, 1999 & 1998 (unaudited)                        3

           Consolidated Statements of Cash Flows
           for the nine months ended
           March 31, 1999 & 1998 (unaudited)                        4

           Notes to Financial Statements                            5

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      6

           Year 2000 Compliance                                     9

Signature Page                                                     14

Exhibit 11
Schedule of Computation of Net Income per Share                    15

Exhibit 27
Financial Data Schedule                                            16



                         MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                           ASSETS                                           Mar-31        Jun-30
                          --------                                           1999          1998
                                                                         (unaudited)
                                                                        ------------   -----------
Current assets:
   Cash and cash equivalents                                            $ 3,658,000   $ 4,681,000
   Accounts receivable, less allowance for doubtful accounts
       of $472,000 at March 31, 1999 and $490,000 at June 30, 1998        8,863,000     7,485,000
   Inventories                                                              453,000       331,000
   Deferred Tax Asset                                                       550,000       550,000
   Prepaid expenses and other current assets                                712,000       514,000
                                                                        ------------  ------------
        Total current assets                                             14,236,000    13,561,000

   Fixed assets, at cost, less accumulated depreciation of $2,431,000
      at March 31, 1999 and $2,058,000 at June 30, 1998                   1,819,000     1,170,000
   Capitalized software costs                                             3,262,000     2,444,000
   Excess of cost over fair value of net assets acquired, net of accumulated amortization of $1,384,000 at March 31, 1999
      and $1,091,000 at June 30, 1998                                     6,458,000     5,853,000
   Purchased technology less accumulated amortization of $35,000 at
      March 31, 1999                                                        463,000
   Other assets                                                             237,000       719,000
                                                                        ------------  ------------
                                                                        $26,475,000   $23,747,000
                                                                        ============  ============

                        LIABILITIES
                       -------------
Current liabilities:
   Accounts payable                                                     $ 1,344,000   $ 1,176,000
   Notes payable                                                            854,000     4,600,000
   Accrued expenses and other current liabilities                         2,926,000     2,618,000
   Advances from customers                                                5,916,000     3,132,000
   Current portion of capital leases payable                                 11,000         9,000
                                                                        ------------  ------------
        Total current liabilities                                        11,051,000    11,535,000
   Advances from customers - long term                                       10,000         7,000
   Other liabilities - long term                                            106,000
   Capital leases payable, less current portion                              10,000        15,000
                                                                        ------------  ------------
        Total liabilities                                                11,177,000    11,557,000
                                                                        ------------  ------------

                    STOCKHOLDERS' EQUITY
                   -----------------------
Preferred stock - $.01 par value; authorized 10,000,000 shares;
    none issued and outstanding
Common stock - $.10 par value;  authorized 12,000,000 shares;
    issued and outstanding; 6,096,000 shares at March 31, 1999
    and 5,591,000 shares at June 30, 1998                                   610,000       559,000
Unearned compensation                                                       (21,000)      (51,000)
Cumulative foreign currency translation adjustment                           20,000        36,000
Additional paid-in capital                                               21,164,000    16,264,000
(Deficit)                                                                (6,475,000)   (4,618,000)
                                                                        ------------  ------------
        Total stockholders' equity                                       15,298,000    12,190,000
                                                                        ------------  ------------
                                                                        $26,475,000   $23,747,000
                                                                        ============  ============


                   MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                      Three Months Ended March  31,  Nine Months Ended March  31,
                                      -----------------------------  ---------------------------
                                                (unaudited)                     (unaudited)
                                             1999           1998         1999           1998
                                      ----------------------------  ----------------------------
REVENUES:
    System sales                          $ 3,284,000   $1,985,000   $  9,246,000   $ 5,046,000
    Services                                4,015,000    3,197,000     11,117,000     9,503,000
                                       ---------------  -----------  -------------  ------------

      Total revenues                        7,299,000    5,182,000     20,363,000    14,549,000
                                       ---------------  -----------  -------------  ------------
COSTS AND EXPENSES:
  Cost of systems                           1,080,000      670,000      2,897,000     1,701,000
  Cost of services                          1,031,000      828,000      3,023,000     2,306,000
  Purchased research and development                                    4,553,000
  Software development costs                  859,000      716,000      2,380,000     1,898,000
    Selling, general and administrative     3,174,000    2,188,000      8,837,000     6,193,000
                                       ---------------  -----------  -------------  ------------
     Total Costs & Expenses                 6,144,000    4,402,000     21,690,000    12,098,000

Earnings (Loss) before interest and taxes   1,155,000      780,000     (1,327,000)    2,451,000
Interest and other income                      20,000       56,000         90,000       161,000
Interest (expense)                            (37,000)    (152,000)      (143,000)     (426,000)
                                       ---------------  -----------  -------------  ------------
Earnings (Loss) before taxes                1,138,000      684,000     (1,380,000)    2,186,000
Provision for income taxes                    172,000       35,000        477,000       121,000
                                       ---------------  -----------  -------------  ------------

NET EARNINGS (LOSS)                    $      966,000   $  649,000    ($1,857,000)  $ 2,065,000
                                       ===============  ===========  =============  ============
Basic earnings (loss) per share                 $ .16        $ .12          ($.31)        $ .38
Diluted earnings (loss) per share               $ .14        $ .10          ($.31)        $ .31

Weighted average shares outstanding         6,066,000    5,523,000      5,914,000     5,417,000
                                       ===============  ===========  =============  ============
Average shares outstanding assuming
Dilution                                    7,095,000    6,708,000      5,914,000     6,565,000
                                       ===============  ===========  =============  ============







                    MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                        Nine Months Ended
                                                                 ------------------------------
                                                                      March 31         March 31
                                                                        1999              1998
                                                                   --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                      ($1,857,000)  $ 2,065,000
   Adjustments to reconcile net earnings  (loss) to net
      cash provided by operating activities: (excluding
      Informedics acquisition)
      Purchased research and development                               4,553,000
     Shares issued to directors                                           50,000
     Compensatory stock options issued to consultants                     30,000        30,000
     Provision for doubtful accounts                                      15,000       128,000
     Depreciation and amortization                                     1,339,000     1,088,000
     Changes in operating assets and liabilities
            Accounts receivable                                       (1,067,000)   (1,529,000)
            Inventory                                                   (107,000)     (136,000)
            Prepaid and other assets                                    (431,000)     (801,000)
            Accounts payable, accrued expenses and
            customer advances                                          1,769,000     1,837,000
                                                                   --------------  ------------
                  Net cash provided by operating activities            4,294,000     2,682,000
                                                                   --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of fixed assets                                         (969,000)     (639,000)
   Cash received from acquisition of Informedics                         653,000
   Capitalized software costs                                         (1,437,000)     (957,000)
                                                                   --------------  ------------
          Net cash (used in) investing activities                     (1,753,000)   (1,596,000)
                                                                   --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants                        201,000        47,000
   Proceeds of private placement                                                     2,201,000
   Repayment of debt                                                  (3,749,000)   (1,199,000)
          Net cash (used in) provided by financing                 --------------  ------------
          Activities                                                  (3,548,000)    1,049,000
                                                                   --------------  ------------

Effect of exchange rate changes on cash                                  (16,000)       (9,000)

NET INCREASE/ (DECREASE) IN CASH AND                                  (1,023,000)    2,126,000
  CASH EQUIVALENTS
Cash and cash equivalents, beginning of period                         4,681,000     1,935,000
                                                                   --------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   3,658,000   $ 4,061,000
                                                                   ==============  ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                                       $     106,000   $   365,000


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

     The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.


2.     EARNINGS  (LOSS)  PER  SHARE:
       -----------------------------

     Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. In fiscal 1998 and for the three months ended March 31, 1999, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the nine months ended March 31, 1999, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

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


                                Nine Months Ended March 31,
                               -----------------------------
                                    1999             1998
                               -------------     -----------
Revenue:                        $ 20,982,000     $16,814,000
                                ============     ===========
Net earnings                    $  2,667,000     $ 2,287,000
                                ============     ===========
Basic earnings per share                 .44             .39
Diluted earnings per share               .38             .33

4.     RECENT ACCOUNTING PRONOUNCEMENTS:
       ---------------------------------

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

RESULTS  OF  OPERATIONS:

     During the first quarter the Company acquired Informedics, Inc. ("Informedics"). Informedics develops, markets and supports a line of stand-alone computer-based management information systems for use in the blood bank and clinical departments of hospitals. Additionally, Informedics has been developing a Web-enabled software system technology called IntraMed.net. This internet/intranet oriented software is intended to provide the ability to extract data from installed legacy computer systems and then store, download or manipulate the data. While no assurances can be made, the Company believes that Informedics' Web-enabling technology, when implemented and sold to future and existing customers, will expand the reach of the three clinical departments (Blood Bank, Pharmacy and Surgical Suite) Mediware currently addresses. The acquisition was completed in September 1998, and was accounted for as a purchase. The Company's operating results include Informedics from the date of acquisition, which consisted of revenues of $1,449,000 and operating expenses of $1,380,000.

     Total Company revenues increased by 40.9% or $2,117,000 and 40.0% or $5,814,000 for the three and nine months ended March 31, 1999 respectively as compared to the same periods in fiscal 1998. This increase was reflected in all product lines, but was significantly related to revenue gains in the Company's Pharmacy Division and the effects of the Informedics acquisition.

     System sales increased by 65.4% or $1,299,000 and 83.2% or $4,200,000 for the three and nine months ended March 31, 1999 respectively as compared to the same periods in fiscal 1998. For both periods, the increase is primarily due to increased system sales in the Company's Pharmacy and Blood Bank Divisions.

     Service revenues increased by 25.6% or $818,000 and 17.0% or $1,614,000 for the three and nine months ended March 31, 1999 respectively as compared to the same periods in fiscal 1998. The increase is due to the increased service revenues in the Company's Pharmacy division and the acquisition of Informedics. The March quarter represented the second full quarter of the acquisition's contribution to the Company's' Blood Bank Division.

     Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems were 32.9% of related system sales in the third quarter of fiscal 1999 as compared to 33.8% of related system sales for the same period in fiscal 1998. For the first nine months of the current fiscal year, cost of systems were 31.3% of related system sales in comparison to 33.7% for the same time period in the previous fiscal year. Cost of systems increased by 61.2% or $410,000 from $670,000 in the third quarter of fiscal 1998 to $1,080,000 in the same period in fiscal 1999. For the first nine months, cost of systems increased by 70.3% or $1,196,000 from $1,701,000 in fiscal 1998 to $2,897,000 in fiscal 1999.
This increase in cost is principally due to the sharp increase in system sales.

     Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses. Technical employees can perform both client services and software development depending on customer requirements. Thus the costs associated with these technical employees and the resulting costs of service which are booked will vary from period to period with customers needs. Cost of services increased by $203,000 from $828,000 in the third quarter of the previous fiscal year to $1,031,000 and by $717,000 from $2,306,000 for the first nine months of fiscal 1998 to $3,023,000 in the current fiscal year. Cost of services were 25.7% of related revenue for the three months ended March 31, 1999 vs. 25.9% of related revenue for the same period a year earlier. Year-to-date, cost of services were 27.2% of related revenue vs. 24.3% for the same period in fiscal 1998. This increase in cost primarily reflects an increase in technical field installation and customer support activities related to the Company's Pharmacy division.

     Software development costs include salaries, consulting, documentation, office and other expenses incurred in product development along with amortization of software development cost. In the first quarter, the Company recorded a one-time acquisition related charge of $4,553,000 for in-process research and development by Informedics, Inc. and relating to the estimated fair value of the IntraMed.net technology. Software development costs increased $143,000 or 20.0% from $716,000 in the third quarter of fiscal 1998 to $859,000 in the same period in fiscal 1999 and $482,000 or 25.4% from $1,898,000 to $2,380,000 for the first nine months of each fiscal period.
Expenditures    (amounts  including  both  capitalized  and  non-capitalized expenditures and excluding capitalized software amortization) for software development for the three months ended March 1999 were approximately $1,154,000 as compared to $985,000 for same time period ended March 1998. On a fiscal year to date basis, expenditures for software development were $3,197,000 for the first nine months of fiscal 1999 as compared to $2,461,000 for the same time period in fiscal 1998. Spending on development has increased among all company divisions but is principally focused on the
Company's Pharmacy Division's WORx product line. The Company expects to increase this level of development spending as it expands its development efforts to the Blood Bank and Operating Room divisions and integrates the Web-based communications technology.

     Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expense for corporate, divisional, financial and administrative staff; utilities, rent, communication and other office expenses; and other related direct administrative expenses. Selling, general and administrative expenses increased by $986,000 or 45.1% from $2,188,000 in the third quarter of fiscal 1998 to $3,174,000 in the same period in fiscal 1999 and increased by $2,644,000 or 42.7% from $6,193,000 to $8,837,000 in the first nine months of fiscal 1999. This increase in cost is due to higher communications, travel, administrative, marketing, legal and professional costs. This increase reflects the cost of managing and growing the Company. Additionally, the increase reflects the higher commission costs related to increased sales volume.

     Net interest expense decreased $115,000 or 75.7% in the third quarter of fiscal 1999 vs. the same period a year ago and decreased $283,000 or 66.4% in the first nine months of fiscal 1999 vs. the same period a year ago. During the second quarter of fiscal 1999, the Company paid off the outstanding balance remaining from the acquisition of the Pharmakon and JAC divisions of Continental Healthcare Systems, Inc. The total principal and interest paid in the first nine months of fiscal year 1999 was $3,850,000 compared to $1,199,000 in the previous year.

     Net earnings for the quarter increased $317,000 or 49.8% from $649,000 to $966,000 in the third quarter of fiscal 1999. On a year-to-date basis, net earnings continue to be directly affected by the $4,553,000 one-time acquisition related charge taken in the first quarter for in-process research and development resulting in a net loss of $1,857,000. Excluding this one time charge, net earnings for the first nine months ended March 31, 1999 increased by 30.6% or $631,000 from $2,065,000 for the first nine months of fiscal 1998 to $2,696,000 for the same period in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's cash and cash equivalent position at March 31, 1999 was $3,658,000, a decrease of $1,023,000 from June 30, 1998. At March 31, 1999 the current ratio was 1.3:1. On November 30, 1998 the Company paid approximately $3,600,000 owed to Continental Healthcare Systems, Inc. ("Continental") related to the acquisition of the Pharmakon and JAC divisions of Continental. The balance in notes payable at the end of March 31, 1999 was owed to two directors and another person. The Company is currently operating with existing cash balances and will review other financing needs and general cash requirements on an on-going basis.

YEAR 2000 COMPLIANCE - AS OF MAY 13, 1999

     IN  GENERAL  -  The  following  statements  are  a  "Year  2000 Readiness
Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

     Mediware Information Systems, Inc. develops, manufactures, sells and provides support for management information systems that are used by hospitals. The Company sells software products in three distinct areas - pharmacy, blood bank, and operating room. The Company's pharmacy and blood bank divisions each offer multiple products.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or products that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, loss of data, or miscalculations causing disruption of operations. The General Manager of each division of the company has conducted a Year 2000 review of their operations focusing on the company's products and their use by its clients, the computers, operating systems and data bases used in conjunction with its products and the company's internal operations.

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

    All of the Company's clients using older versions of its software products have been notified by "U.S. Mail" (of which several recent mailings were sent "certified") that they are entitled to upgrade to Year 2000 compatible versions with no charge for the compatible version software. However, some clients have elected not to do so for a variety of reasons. The company is working with clients who wish to upgrade to address Year 2000 issues. These clients either have been upgraded to compatible versions or are scheduled to be upgraded to compatible versions of the company's software by the end of the calendar year. The company is assisting those clients to upgrade using electronic access from the company's facilities and/or on-site assistance where appropriate and based on specific arrangements that have been made with the customer. If the client desires on-site assistance, the company is assessing its normal charges. These services are being conducted in the ordinary course of the company's business by its employees, and the costs to the company are not expected to be material. However, clients have been notified that they are responsible for ensuring that their hardware, operating systems, computer BIOS, and networking software are Year 2000 compatible, and will be compatible with the upgraded software versions provided by the company, and must cooperate with the company in scheduling installation of the software upgrades. The failure to successfully meet any or all of these conditions could result in effected customers being unable to operate their software systems, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The incremental costs to the Company in achieving Year 2000 compatibility cannot be accurately predicted and will depend upon the timely completion of tasks by both the Company and its customers. Total costs can be substantially affected by a number of factors, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the extent of the cooperation provided by customers and other relevant parties. However, the costs incurred to make the Company's current versions compatible have occurred in the ordinary course of software development and enhancement and are not expected to be material.

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

     Assessment  of  Year  2000  Issues Effecting the Company's Products.  The
     -------------------------------------------------------------------
problems of date-protocol compatibility in the Year 2000 are somewhat different for each of the Company's software information system products. The following is an analysis of the Year 2000 status of products offered by each of the Company's divisions.

Pharmacy  Division
------------------

     WORx: WORx has been designed by the Company to meet conditions for Year 2000 readiness from its inception. As a client/server application, several layers of software manipulate data. This data is stored within an Informix relational database, which supports dates beyond December 31, 1999. The WORx client (end-user workstation) runs under Microsoft Windows, uses the Windows date formats, and will support dates beyond December 31, 1999. The Company's Pharmacy Division has successfully completed the internal Alpha and external Beta testing of its WORx software using the most current release, Version 1.3, for all of its testing scenarios. WORx has been found to be Year 2000 compatible, and all customers have received this most current release.
Certain  of  the  WORx  customers  have not yet installed version 1.3, and are
running  WORx  Version  1.1.    Although  the  company  has  not conducted Y2K
certification testing on Version 1.1, the company has a high degree of certainty that Version 1.1 operates in the same manner as Version 1.3 with respect to processing of dates beyond December 31, 1999.

    DIGIMEDICS XA INPATIENT: The Company's Pharmacy Division has successfully completed the internal alpha and external Beta testing Version 3.0 of its Digimedics XA Inpatient pharmacy system and is currently making this Year 2000 compatible version available to customers wishing to upgrade their systems.

     DIGIMEDICS XA OUTPATIENT: The Company's Pharmacy Division is finalizing both internal Alpha and external Beta testing Version 3.0 of its Digimedics XA Outpatient pharmacy system and expects to make this Year 2000 compatible software available to its customers by the end of May 31, 1999.

     PHARMAKON "MINI" (UNIX BASED): The Company's Pharmacy Division has successfully completed the internal alpha and external Beta testing of version
3.5 of its "Unix based" pharmacy system, known as Mini, and is currently making this Year 2000 compatible version available to customers wishing to upgrade their systems.

     PHARMAKON "MAINFRAME": The Company's Pharmacy division has successfully completed the internal Alpha and external Beta testing of Version 5.0 of its "Mainframe based" pharmacy system, which was determined to be Year 2000 compatible. Version 5.0 of the Mainframe product is currently being made available  to  those  customers  wishing  to  upgrade  their  systems.

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

Operating  Room  Division
-------------------------

     The Operating Room Division has successfully completed testing of the Surgiware product and has determined that it is Year 2000 compatible. A new Year 2000 compatible revision, release 5.2, is now being offered to hospitals as part of the normal support procedures of the Company. However, the computer platforms of a number of hospitals will not accommodate the updates necessary to become Year 2000 ready, and these hospitals must bear the cost of new computer hardware and associated operating systems and operating room data bases.

Blood  Bank  Division
---------------------

     HEMOCARE: The Company's Blood Bank Division has successfully completed testing of Version 5.2.1 of its "Unix based" Hemocare blood bank system, which was determined to be Year 2000 compatible. Version 5.2.1 of the Hemocare product will be made available to the Company's installed client base by May 31, 1999 as part of the Company's normal software support procedures.

     INFORMEDICS LIFELINE: The Company's Blood Bank Division has successfully completed testing of Version 4.3 of its Lifeline blood bank system, which was determined to be Year 2000 compatible. Version 4.3 of the Lifeline product is currently being made available to the Company's installed client base as part of the Company's normal software support procedures

     INFORMEDICS STARPATH: The Company's Blood Bank Division has completed its own internal testing of Version 6.4C of its StarPath pathology product, and will finalize external Beta testing by the end of May, 99. Assuming Beta testing is successful, this product will be made available to all StarPath customers starting June 1999, as part of the company's normal software support procedures.

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

Interfaces  to  Other  Applications
-----------------------------------

     The Company's software products interchange data with many third party systems through interfaces that may be unique to the client or the third party system. Such interfaces or data interchanged may contain inaccuracies or such data may not be in a format that allows the company's system to correctly identify the data. There can be no assurance that the company will not be subject to claims that result from the failure of such third party systems or their related interfaces to be year 2000 compliant. These claims, even if not meritorious, could be expensive to defend. Although the Company believes its Year 2000 review and the actions it has taken and plans to take in response to the review are appropriate, there can be no assurance that the review identified all possible issues or that all identified issues will be satisfactorily resolved. A material failure of the Company's internal system to be Year 2000 compliant, a material failure in suppliers of the computers, operating systems and databases used in conjunction with the company's products to be Year 2000 compliant or a material delay in client projects related to Year 2000 issues could have a material adverse effect on the company's business, results of operations or financial condition.

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

     The Company has completed its initial assessment of such areas and has found no material Year 2000 problems with respect to its IT and Non-IT Systems. However, the Company intends to make a second and final inspection of these systems by the end of September 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEDIWARE  Information  Systems,  Inc.
                                         -------------------------------------
                                                    (Registrant)



   May 19, 1999                          By:
---------------------                       --------------------------
     (Date)                                       John  Esposito
                                                President  and  CEO


   May 19, 1999                          By:
---------------------                       --------------------------
     (Date)                                       Charles A. Merola
                                               Chief Financial Officer


                         MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                           EXHIBIT 11

                       SCHEDULE OF COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                         Three months    Three months      Nine months   Nine months
                                            Ended           ended            ended          ended
                                           March 31,      March 31,         March 31,     March 31,

                                               1999          1998              1999         1998

Net Income (Loss)                       $     966,000  $    649,000        ($1,857,000)  $2,065,000
                                        -------------  ------------       -------------  ----------
Weighted Average Share
Outstanding                                 6,066,000     5,523,000          5,914,000    5,417,000
Effect of Dilutive
Securities: Common
Stock Equivalents
(Options & Warrants)                        1,029,000     1,185,000             --        1,148,000
                                        -------------  ------------       -------------  ----------

Average shares
     outstanding assuming
     dilution                               7,095,000     6,708,000          5,914,000    6,565,000
                                        -------------  ------------       -------------  ----------


Basic earnings per share                        $ .16         $ .12              ($.31)       $ .38
Diluted earnings per
     share                                      $ .14         $ .10              ($.31)       $ .31
                                        ---------------  ------------     -------------  ----------

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          JUN-30-1999
[PERIOD-END]                               MAR-31-1999
[CASH]                                            3658
[SECURITIES]                                         0
[RECEIVABLES]                                     9335
[ALLOWANCES]                                       472
[INVENTORY]                                        453
[CURRENT-ASSETS]                                 14236
[PP&E]                                            4250
[DEPRECIATION]                                    2431
[TOTAL-ASSETS]                                   26475
[CURRENT-LIABILITIES]                            11051
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           610
[OTHER-SE]                                       21164
[TOTAL-LIABILITY-AND-EQUITY]                     26475
[SALES]                                          20363
[TOTAL-REVENUES]                                 20363
[CGS]                                             5920
[TOTAL-COSTS]                                    21690
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 143
<LOSS-PRETAX>                                     1380
[INCOME-TAX]                                       477
<LOSS-CONTINUING>                                 1857
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
<NET-LOSS>                                        1857
[EPS-PRIMARY]                                      .31
[EPS-DILUTED]                                      .31