Form 10KSB
period 1999-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1999-10-13
CIK 874733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-10768

                       MEDIWARE INFORMATION SYSTEMS, INC.
           (Exact name of the registrant as specified in its charter)

           New York                                     11-2209324
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1121 Old Walt Whitman Road, Melville, NY                 11747-3005
 (Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code: (516) 423-7800

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

Common Stock, par value $.10 per share        NASDAQ Small Cap Market
                                              The Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [ X ] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year were $28,339,000


                                                                     (Continued)

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of common stock on September 28,1999 as reported on the NASDAQ Small Cap Market, was approximately $34,558,300

The number of shares outstanding of the registrant's common stock, as of September 28, 1999 was 6,164,132 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB Report.

                                     PART 1

Item 1. Business

General

Mediware Information Systems, Inc. and its subsidiaries ("the Company") develops, implements and supports clinical management information systems marketed to the healthcare industry. The Company's systems are designed to automate three clinical departments within the hospital environment: the blood bank, the pharmacy and the surgical suite. A system typically consists of the Company's proprietary application software, third-party licensed software and third-party computer hardware, as well as implementation services, training, and annual software support.

The Company's systems are installed in over 1,000 hospital departments including some of the industry's most prestigious institutions. The Company's products improve the availability of clinical information while enabling hospitals to decrease the expenses associated with managing the clinical departments. These benefits are of critical importance to hospital administrators who face increasing financial and regulatory pressures. The Company believes that it has the largest number of systems installed in the "best of breed" pharmacy and blood bank systems markets, and that these products have gained their leadership position because of rich functionality, ease of integration and excellent customer service. These core competencies have influenced some of the most prestigious hospitals in North America to purchase the Company's systems.

Mediware is a New York corporation incorporated in 1970. The Company's cornerstone product, Hemocare(TM), was originally designed in collaboration with Memorial Sloan-Kettering Cancer Center in 1981 and is one of North America's leading blood bank information systems in the markets it serves, either as a "standalone" system or as part of an integrated "Lab/Blood Bank" system. Hemocare continues to be the Company's primary blood bank information system and is the core of Mediware's Blood Bank Division.

During September of Fiscal 1999, the Company expanded its Blood Bank Division with the acquisition of Informedics, Inc. (formerly Western Star), which develops and markets a line of computer software applications designed for hospital blood banks and blood centers.

In May 1990, the Company acquired Digimedics Corporation, one of the country's leading vendors of information management systems for hospital pharmacies. Digimedics had introduced the first open systems version of a comprehensive pharmacy information management system in the mid-1980's. In June 1996, Digimedics expanded its operations with the acquisition of certain assets of Information Handling Services Group ("IHS"), including the U.S. based Pharmakon Division and the U.K. based JAC Computer Services, LTD. The Pharmakon operations were subsequently merged with the Digimedics operations to form the Pharmacy Division of the Company.

The Company's newest division, the Operating Room Division formed in April 1998, grew from the expansion of its Surgiware product center. The Surgiware system, licensed in September 1990, is a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery.

The Company currently operates in one business segment, the healthcare information system industry: developing, implementing and maintaining clinical information systems. The business is organized into four operating divisions marketing three distinct product lines: Pharmacy Systems, Blood Bank Systems and Operating Room Systems. The Blood Bank, Pharmacy and Operating Room Divisions operate in the United States, and JAC, a provider of pharmacy stock control systems, operates in the United Kingdom.

The Company's Corporate Transaction Strategy

In order to broaden product offerings, capture market share, improve profitability and capitalize on the consolidation trend in the hospital clinical information system industry, the Company's business strategy includes growth through acquisitions, combinations, mergers and other corporate transactions. The Company has an ongoing program of reviewing and considering corporate transaction possibilities, but there can be no assurance that the Company will be able to identify or reach mutually agreeable terms with any transaction candidate.

The Healthcare Information Systems Industry

Historically, healthcare expenditures for information technology have lagged behind other industries, with investments averaging two to three percent of operating revenues, compared with an average of six to eight percent for other industries and 12% to 14% for information-sensitive sectors such as financial services. Healthcare information technology expenditures are expected to grow to over $21.0 billion by the year 2000. The Company estimates that there are approximately 3,000 hospitals in the United States which would be potential customers for its products.

Competition in the market for clinical information systems is intense. The principal competitive factors are the functionality of the system, its design and capabilities, site references, reputation for ongoing support, the potential for enhancements, price and salesmanship. Different dynamics and competitors, however, affect each of the Company's products. These factors are discussed in the following analysis of each respective product line.

Blood Bank Division

The Blood Bank Division currently has two major blood bank information systems products - Hemocare(TM), the Company's cornerstone product and primary blood bank information system, and LifeLine(TM), obtained as part of the Informedics acquisition in September 1998. Hemocare(TM) was originally designed in collaboration with Memorial Sloan - Kettering Cancer Center in 1981 and is sold either on a standalone basis or in conjunction with a clinical laboratory information system. Hemocare's software programs are organized into subsystems which perform over 200 functions, including the following:

o    Manage and control blood inventory
o    Perform  long-term donor and transfusion  record keeping
o    Store and manage characteristics of blood products to be transfused
o    Maintain  patient and transfusion  records
o    Maintain the record of patient test results
o    Automate billing and workload recording

Hemocare's core technology is the UNIX operating system and the "C" programming language, which allows it to run on multiple hardware platforms. Hemocare's scalability facilitates the configuration of cost effective solutions for virtually any size hospital or multi-site Integrated Delivery System ("IDS"). Hemocare markets innovative product enhancements such as validation templates, video validation, an automated patient backup card system and a standard integration module which has become the defacto standard for blood bank data integration with laboratory software system vendors.

Mediware believes that it is the only company to offer a comprehensive suite of products that assist customers in their efforts to remain compliant with regulatory agency guidelines. Currently the Hemocare application is installed in over 250 hospitals, ranging in size from 100 to 1,600 beds.

LifeLine(TM), the system acquired in the Informedics acquisition, has been marketed since 1984 throughout the world. With the addition of LifeLine to the Company's blood bank product line, Mediware's total blood bank system installed base increased to almost 500, making it the industry's leading vendor of standalone, "best of breed" blood bank information systems.

In addition to the initial sale of the Company's blood bank systems, revenues are generated from post contract support, averaging 24% annually of the systems' original selling price. These maintenance contracts account for approximately 60% of this division's revenues and are recurring in nature.

Mediware competes primarily with vendors of laboratory information systems ("LIS"), which provide a blood bank subsystem as a part of their laboratory product, as well as other companies that market standalone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company and have well-established reputations for success in developing and marketing hospital information systems. Mediware, however, enjoys the unique position of having both of its blood bank information systems approved for marketing by the Food and Drug Administration. The Company believes that the 510(k) approval process is sufficiently onerous to discourage many potential new entrants into this market segment.

New Products

The Blood Bank Division has developed and is currently testing software interfaces to various automated blood bank testing instruments. The development of these interfaces is in accordance with the terms and conditions of marketing agreements which have been executed with Immucor, Inc. and Micro Typing Systems, Inc. These interfaces provide for the automated exchange of data between Mediware's blood bank systems and devices manufactured by the aforementioned companies. Additionally, the Company is investing significant resources in the upgrade and enhancement of its core blood bank product offerings. The Company is creating new products that merge the functionalities of the existing Hemocare and Lifeline products in more modern information system technologies. The Company anticipates that these new products will become available during fiscal year 2001.

Pharmacy Division

In May 1990, the Company acquired Digimedics Corporation, one of the country's leading vendors of information management systems for hospital pharmacies. The Digimedics pharmacy information system, based on the UNIX operating system, the "C" programming language, and the Unify relational database management system, was a leading competitor in the market. In June 1996, the Company acquired certain assets of the Pharmakon (U.S. based) and JAC (U.K. based) divisions of Information Handling Services Group ("IHS"). Pharmakon, which was available on a variety of minicomputer and mainframe hardware platforms, was also a leading competitive offering in the pharmacy systems market.

In November 1997, the Pharmacy Division introduced a new n-tiered, Object Oriented, Windows based client/server pharmacy system known as the WORx Drug Therapy Management System. WORx has been sold to 75 hospital organizations encompassing 120 hospital sites. As a result of its Windows user interface, advanced underlying systems integration architecture and IDN friendly design, WORx is positioned as a potential hub for drug therapy management. This includes integration with the automated drug dispensing cabinets manufactured by Pyxis Inc. (Pyxis(TM)), a division of Cardinal Health, Inc. and Omnicell Technologies, Inc. Interfaces to other pharmacy dispensing devices such as the AHI RxOBOT produced by a division of McKesson have also been developed.

WORx Universal, released in June 1999, provides access to clinical data via the Internet/intranet using a standard web browser on multiple platforms, including hand-held and wireless devices.

Currently there are over 500 hospitals using the Pharmacy Division's products.

New Products

The Pharmacy Division is currently developing the WORx outpatient module, WORx Ambulatory Care. This module provides prescription services for clinic, long-term care, discharge, employee and other outpatient settings, effectively extending the WORx functionality into additional areas throughout the IDN. This module will also be Internet enabled and ultimately will provide for patient access through the new MyWORx feature. WORx Ambulatory Care is scheduled for general release by December 1999.

Operating Room Division

In September 1990, the Company licensed the Surgiware(TM) system for use in surgical suites. Surgiware is a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery. The Surgiware system integrates clinical data capture, inventory and equipment control, scheduling, quality assurance and report writing. For example, the system contains a program that presents a proprietary, real-time schedule on a color graphics display enabling the user to visually identify potential scheduling conflicts based upon what is happening in the surgical suite at that moment and to test alternative solutions on the system. The core competency of the system is its ability to gather and disseminate data at the point of care, providing the hospital with timely, accurate data on its surgical activities.

The Company has introduced PCCWin and is currently introducing PCMWin (referred to collectively herein as "PCXWin") a Microsoft Windows based system that completely replaces the character based Surgiware system. Due to the modular design of PCXWin, Mediware can connect to existing hospital-wide scheduling systems such as Tempus Software's Encompass ("Tempus") and Spacelabs Medical's Caremaster Resource Scheduler ("Spacelabs"). The benefits of a fully-implemented system include:

o    increased utilization rate of operating rooms;
o    increased productivity from efficient management of staffing and equipment;
o    improvement in inventory management; and,
o    increased patient billings as a result of real time capture of information.

The Operating Room Division's suite of products successfully integrate clinical data capture, equipment control, scheduling, quality assurance and report writing. These benefits translate into significant revenues and savings, given that the surgical suite may produce more revenue than any other department and, at the same time, may be one of the biggest cost centers in the hospital. The record keeping functions can also be of significant benefit in the areas of quality assurance, risk management and the accreditation of physicians. The cost savings and revenue enhancements generated by the Operating Room Division's product portfolio may result in a payback period of less than one year.

New Products

Perioperative Case Management for Windows - PCMWin: PCMWin is an n-tiered Microsoft NT based server application that provides the core functionality for an operating room management system. PCMWin also includes a Windows based module that provides a complete set of surgical case scheduling functions. Key features include:

o    case preference management;
o    inventory management;
o    account billing;
o    interfaces to existing hospital information systems; and,
o    Internet based remote access.

The PCMWin server can be integrated seamlessly with Mediware's case charting and scheduling applications in addition to the modules of other vendors' systems to create a comprehensive surgical suite information management system. PCMWin was released in the third quarter of calendar year 1999.

JAC

The Company's United Kingdom operating division originated with the acquisition of JAC Computer Services, LTD in June 1996. JAC markets and supports its Pharmacy Stock Control System (the "JAC System") to pharmacy departments of hospitals throughout the U.K. The JAC System provides automation of the entire stock movement cycle, from ordering and delivery, with associated invoice and credit handling; through to patient supply via ward stock issues and dispensing. Additional features include worksheet and label production as well as comprehensive reporting capabilities. The JAC System is written in ANSI Standard M, which is utilized extensively in the healthcare market worldwide. During fiscal 1999, over 54% of JAC's revenues were generated from services.

Research and Development

During the past three years the Company has committed significant resources with the goal of upgrading all of its products to state-of-the-art technologies including:

o  N-tier   client/server   architecture  for  rapid  product   development  and
enhancement;

o Object Oriented component technology - modular design allowing for scaleable concurrent users, reduced development costs and "plug and play" integration;

o Multi-site capabilities in all product lines to take advantage of the trend toward integrated delivery networks ("IDNs"); and,

o Internet enabled capabilities to provide widely available remote access to vital information at very low cost.

Expenditures for software development for 1999 and 1998 were $5,098,000 and $3,523,000 respectively, exclusive of write-downs and amortization of software development costs. Of the total expenditures during the past two years, $2,772,000 and $1,556,000 respectively were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Sales and Marketing

The Blood Bank Division markets its products, both directly to standalone sites and in conjunction with resellers, through a sales team consisting of a National Sales Manager, three Regional Sales Representatives and three Clinical
Consultants who perform on-site demonstrations of the product. Hemocare's Standard Integration Module, a set of comprehensive, prepackaged interface programs, has been instrumental in Mediware's ability to recruit laboratory vendors who have integrated and remarketed the Hemocare system. The Company currently has key remarketing/reselling agreements with ADAC HealthCare Information Systems; Citation Computer Systems, Inc.; Dynamic Healthcare Technologies, Inc.; Keane, Inc.; McKessonHBOC, Inc.; NLFC, Inc.; Shared Medical Systems, Inc.; and Sunquest Information Systems, Inc.

The Pharmacy Division sales force consists of a National Sales Manager and six Regional Sales Representatives covering territories in the United States and Canada. Technical sales support is provided by two Clinical Consultants with extensive experience as clinical pharmacists and pharmacy technicians. Mediware has reseller agreements for WORx with The Compucare Company, a subsidiary of Quadramed, and Creative Socio-Medics, a subsidiary of NetSmart Technologies, Inc.

In 1998, Mediware began a program targeted at increasing its surgical suite market penetration. This program includes the following major components:

o Expanding the Surgiware product center into the Operating Room Division - In April 1998, the Operating Room Division was formed and a General Manager was appointed to oversee sales and marketing, product development, implementation and client support services.

o Accelerating product development - In order to accelerate the development of new products, an Engineering Manager with experience in developing Windows based client/server systems was hired to lead a new programming staff.

o Creating a dedicated sales team - Previously, sales responsibility for the Operating Room Division's products was conducted by the Pharmacy Division's sales force. Given that the bulk of operating rooms are using rudimentary scheduling systems, the Company believes that there exists a significant market opportunity for Mediware to sell its comprehensive software solution.

In order to maximize penetration into this segment, the Company has created a dedicated sales force for the Operating Room Division to achieve the desired sales volume.


Employees

As of June 30, 1999, the company had 187 full-time employees of which 170 are employed domestically. The Company employs 29 in the area of sales and marketing, 74 in customer support, 51 in product development and 33 in administration. None of the Company's employees are covered by collective bargaining agreements nor are they members of any union. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base. The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 1999, there were 20 consultants covered by consulting agreements.

Seasonality

The Company's operations are not subject to seasonal fluctuations.


Geographic Information

(Dollars in thousands)
                                   1999              1998
                                  -------           -------


Revenues
  United States                   $25,779           $18,860
  United Kingdom                    2,560             1,670
                                  -------           -------
     Total                        $28,339           $20,530
                                  =======           =======

Long-lived assets
  United States                   $10,941           $ 8,275
  United Kingdom                      510               572
                                  -------           -------
     Total                        $11,451           $ 8,847
                                  =======           =======

The Company does not believe its foreign operations present any significant risk factors beyond those resulting from normal fluctuations in the exchange rates between British pounds and U.S. dollars.

Item 2. Properties

The Company's corporate headquarters are located in Melville, New York, where it occupies approximately 6,900 square feet under a lease expiring in November 2001. The Company also leases office space in Lenexa, Kansas (20,000 square feet), Scotts Valley, California (8,800 square feet), and Lake Oswego, Oregon (16,900 square feet). The Company's United Kingdom operations are headquartered in Basildon, Essex where it occupies approximately 3,900 square feet under a lease expiring in 2004. Under-utilized office space in Oregon and California covered by the above leases is currently under sub-lease. The Company is seeking to expand leaseholds in Melville, NY by the calendar year end. The Company believes it will have no difficulty in securing alternate facilities and these changes will not significantly impact operations.

Item 3. Legal Proceedings

The Company is not involved in any material pending litigation nor is it aware of any proceedings contemplated by government authorities that would have a material adverse effect on the Company or its business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of its fiscal year ended June 30, 1999.

Item 4A.  Directors and Executive Officers of the Company

Directors and executive officers of the Company as of June 30, 1999 are as follows:

             Name                Age               Position
             ----                ---               --------
   Lawrence Auriana..........    54       Chairman, Secretary and Director
   Les Dace..................    53       Vice Chairman and Director
   John Esposito.............    39       President and Chief Executive Officer
   Creighton Miller..........    46       Vice President and General Manager -
                                          Operating Room Division and Blood
                                          Bank Division
   Rodger Wilson.............    46       Vice President and General Manager -
                                          Pharmacy Division
   Kerry Robison.............    35       Chief Financial Officer
   Jonathan Churchill........    67       Director
   Roger Clark...............    64       Director
   Joseph Delario............    64       Director
   John Frieberg.............    63       Director
   Walter Kowsh, Jr..........    49       Director
   Hans Utsch................    60       Director
   Clinton Weiman............    73       Director

Lawrence Auriana has been Chairman of the Board of the Company since 1986 and a director since 1983. He has been a Wall Street analyst, money manager and venture capitalist for over 20 years. Since 1986, he has been Chairman, a director and, together with Hans Utsch, also a director of the Company, Portfolio Co-Manager of The Kaufmann Fund, Inc.

Les N. Dace has been a director since 1995. Mr. Dace was appointed Vice Chairman of the Board in charge of strategic planning and business development in October 1998. Mr. Dace joined the Company in 1992, as Vice President and General Manager for the Digimedics and Surgiware Product Centers. He was appointed President and C.E.O. of the Company in 1995 and held this post until October 1998.

John Esposito joined the Company in 1990 and held the position of Vice President
- Sales from 1990 until October 1998, when he became President and Chief Executive Officer. From 1986 to 1990, he was employed in various sales positions by the Healthcare division of Data General Corporation.

Creighton Miller joined Digimedics Corporation in 1980 as a software development engineer. In July 1999, he was appointed Vice President and General Manager of the Blood Bank Division. In 1998 Mr. Miller was promoted to Vice President and General Manager of the Operating Room Division. In 1983 Mr. Miller was appointed Vice President of Engineering.

Rodger P. Wilson, R.Ph. joined the Company in 1996 as Vice President/General Manager of the Pharmacy Division. Mr. Wilson was President of The Pawnee Group from 1994 to 1996 and Vice President of Operations and Chief Information Officer of Concepts Direct, Inc., from 1992 to 1994.

Kerry D. Robison has been with the Company as a Consultant to the Finance Department since November 1998. In June 1999, Ms. Robison was appointed Chief Financial Officer. From October 1994 to October 1998 she served as Corporate Controller with Vanguard Airlines. From 1989 to 1994 she served as a project accountant and as a project controller with Zeckendorf Company, a real estate development firm in New York City. Ms. Robison is a Certified Public Accountant.

Jonathan H. Churchill has been a director of the Company since 1992. Mr. Churchill has been a practicing attorney in New York City since 1958 and since May 1996 has been Counsel at Winthrop, Stimson, Putnam & Roberts. Mr. Churchill was a partner of Boulanger, Hicks, & Churchill, P.C., from January 1990 to May 1996. Winthrop, Stimson, Putnam & Roberts rendered legal services to the Company during the last fiscal year, and the Company has retained and proposes to retain Winthrop, Stimson, Putnam & Roberts during the current year.

Roger Clark has been a director since 1983. In June 1997 he acquired a half-ownership in a recruitment advertising agency named Talcott and Clark Recruitment Advertising, Inc. From 1980 to 1987, he held a series of managerial positions in the computer products area with Xerox Corporation. Mr. Clark is a director of The Kaufmann Fund, Inc.

Joseph Delario has been a director since 1992. Mr. Delario was President and Chief Executive Officer of Quadrocom, Inc., a business consulting firm, until December 1992, and since then has been a business consultant and private investor in and active in the management of several computer service companies. Mr. Delario renders management and financial services to the Company.

John C. Frieberg has been a director since 1993. From 1992 to 1995, Mr. Frieberg was President, C.E.O. and Chief Financial Officer of the Company. Mr. Frieberg joined Digimedics Corporation as President in October 1989.

Walter Kowsh, Jr. has been a director since 1990. He is a consultant programmer specializing in Client/Server database systems. He was a Senior Programmer Analyst with Brown Bros. Harriman & Co. from 1989 to 1992. From 1986 to 1989, he was a computer consultant with Howard Systems International.

Hans Utsch has been a director since 1985. He has been independently engaged in money management and investment banking for over 20 years. Since 1986, he has been President and, together with Mr. Lawrence Auriana, Portfolio Co-Manager of The Kaufmann Fund, Inc.

Clinton G. Weiman, M.D. has been a director since June 1996. In 1998 Dr. Weiman became associated with Executive Health Examiners as a physician. Since 1994, Dr. Weiman has been independently engaged as a consultant with the Federal Reserve. His appointments have included Clinical Associate Attending Physician at New York Hospital and Associate Professor, Clinical Medicine at Cornell University Medical College.


                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ Small Cap Market under the symbol MEDW and on the Pacific Stock Exchange under the symbol MIS. Prior to August 1991, there was no established trading market for the Company's common stock.

The following table sets forth the high and low stock prices for the Company's common stock for each of the fiscal years ended June 30, 1999 and 1998 as reported by NASDAQ. The Company disclaims any obligation to updtae its forward-looking statements.


                                 1999                    1998
                           ----------------       -------------------
                            High       Low         High         Low
                           -----       ----       -----         ----
First Quarter              8 5/8      4           9 1/2        5 1/8
Second Quarter             10 1/4     4 3/8       12           7 6/16
Third Quarter              9 5 /8     5 1/4       11 1/2       8
Fourth Quarter             8 3/8      5 1/8       9 1/2        7 1/2

These over-the-counter quotations reflect intra-dealer prices, without retail mark-ups, mark downs or commissions and may not represent actual transactions.

As of September 28, 1999, there were approximately 225 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders and it does not intend to pay dividends in the foreseeable future. Management intends to use any earnings to finance the development and continued expansion of the Company's business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain  statements  in  this  Annual  Report  on  Form  10-KSB  may  constitute
"forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by these forward-looking statements.

                              Results of Operations

Material Changes in Results of Operations: Fiscal 1999 vs. Fiscal 1998

Total revenue increased by $7,809,000 or 38.0% from $20,530,000 in fiscal 1998 to $28,339,000 in fiscal 1999. The increase is primarily attributable to the Blood Bank and Pharmacy operating divisions. Blood Bank Division revenues increased 65.0% or $3,943,000 from $6,063,000 to $10,006,000 in fiscal year
1999. The increase was related to a 26.1% growth in Hemocare product sales and 38.9% from the acquisition of Informedics in the first quarter of fiscal 1999. The acquisition of Informedics added $2,359,000 to overall revenues for the last three quarters of fiscal 1999. Pharmacy Division revenues increased 27.0% or $3,000,000 from $11,124,000 to $14,124,000 primarily due to strong sales of the WORx client/ server system. JAC system sales increased 53.3% or $890,000 from $1,670,000 to $2,560,000 primarily due to clients upgrading hardware and software to become Year 2000 compliant.

System sales increased by $4,915, 000 or 62.5% from $7,868,000 to $12,783,000 in fiscal 1999 vs. fiscal 1998. The growth in systems revenue was primarily related to strong sales of the Pharmacy WORx product, the Blood Bank Hemocare product and upgrade sales in the JAC division. System sales in the Pharmacy Division increased 65.6% or $2,755,000 from $4,197,000 to $6,952,000. In the Blood Bank
Division, system sales increased 63.6% or $1,497,000 from $2,352,000 in fiscal 1998 to $3,849,000 in fiscal 1999, contributing approximately 30.5% to the overall increase in system sales. The growth in system sales was primarily due to a focused sales effort and marketing strategy carried through by an established and experienced sales team.

Service  revenues  increased 22.9% or $2,894,000 from $12,662,000 to $15,556,000 in fiscal 1999 vs. fiscal 1998. The increase in service revenues primarily related to the acquisition of Informedics. Informedics service revenues contributed 66.6% to the overall increase. Service revenues for the Hemocare product increased 14% or $520,000 from $3,711,000 to $4,231,000 in fiscal 1999
vs. fiscal 1998. The increase was driven by the installation of new system sales. Service revenues increased by 5.4% in the Pharmacy Division and 9.3% in the Operating Room Division from the prior fiscal year.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers for delivery to clients with related transportation costs. As a percentage of related sales, cost of systems increased less than 1% from fiscal 1998. Even though higher proportions of lower gross margin products were sold, the Company maintained costs consistent with the fiscal 1998 level.

Cost of services include salaries of client service personnel, communications expenses, installation costs, unreimbursed travel, and training expenses, along with related office and other direct expenses. As a percentage of service revenue, cost of services increased less than 1% from fiscal 1998. Cost of services increased $844,000 or 25.7% from $3,279,000 to $4,123,000 in fiscal 1999 as compared to fiscal 1998. The increase in expense is principally due to the increased client service cost from the Informedics product line and a lower allocation of client service technical personnel to capitalizable development projects within the Pharmacy division.

Software development costs include salaries, documentation, and office and other expenses incurred in product development along with the amortization of software development costs. Software development costs increased 28.7% or $725,000 in fiscal 1999 vs. fiscal 1998. Total expenditures for software development, including both capitalized and non-capitalized portions for fiscal 1999 and fiscal 1998 were $5,098,000 and $3,523,000. These amounts exclude amortization. Additions to capitalized software cost were $2,772,000 and $1,556,000 for fiscal 1999 and fiscal 1998 respectively. The increase in the percentage of costs capitalized is primarily due to WORx product development and an increase in product development activities in the Blood Bank division. Management expects continued increases in software development in the domestic divisions.

Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. Selling, general and administrative expenses increased 44.5% or $3,860,000 from $8,668,000 in fiscal 1998 to $12,528,000 in fiscal 1999. As a percentage of total revenue, selling, general and administrative costs increased 2 points from 42.2% in fiscal 1998 to 44.2% in fiscal 1999. The increase was attributable to the increased level of sales and the additional costs of the Informedics operation. In fiscal 1999 the Company increased headcount approximately 29%, inclusive of the Informedics personnel, to support the growth in sales and ongoing development activity. The staffing increases resulted in increases in costs such as salaries and benefits, recruitment, facilities and general expenses.

Interest expense net of interest income decreased $268,000 or 82.2% from $326,000 in fiscal 1998 to $58,000 in fiscal 1999. This decrease is due to paying off a $3,746,000 promissory note payable to Continental in the second quarter of fiscal 1999. In the fiscal years ended 1999 and 1998 the Company reported income tax expense of $491,000 and $139,000 or an effective rate of 11.9% in fiscal 1999, calculated before the write-off of in-process research and development vs. 4.1% in fiscal 1998.

Net earnings were directly affected by the $4,553,000 one-time charge for in-process research and development resulting in a net loss of $(970,000) or $(0.16) per share in fiscal 1999. Excluding this one-time charge, net earnings for the fiscal year 1999 increased 22.3% or $653,000 from $2,930,000. Fully diluted earnings per share, exclusive of the write-off, were $0.51 in fiscal 1999 compared to $0.44 in fiscal 1998.

Liquidity and Capital Resources

As of June 30, 1999, the Company had cash and cash equivalents of $3,556,000, a decrease of $1,125,000 compared to fiscal year 1998 of $4,681,000. At June 30, 1999 the net working capital was $2,910,000 and the current ratio was 1.28:1. The current ratio is negatively impacted by the classification of notes payable as short-term liabilities in addition to an increase in customer advances related to increased annual billings of support and the additional annual support contracts gained through the Informedics acquisition. Cash provided by operating activities was $5,661,000 and $4,082,000 for fiscal years ended June 30, 1999 and June 30, 1998 respectively. Cash provided by operating activities was primarily due to earnings before the write-off of purchased technology plus non-cash items such as depreciation and amortization.

As of June 30, 1999, accounts receivable increased by $876,000, to $8,361,000 from $7,485,000 at fiscal year end 1998, and advances from customers increased $2,215,000 to $5,347,000 from $3,132,000 at fiscal year end 1998. The increases were primarily related to the increase in new system implementations in progress in the Pharmacy Division, the expanded customer base related to the Informedics acquisition, and an emphasis on selling support services with annual renewals. Days sales outstanding was 106 days at fiscal year end June 30, 1999 and 122 days at June 30, 1998.

The principal uses of cash for investing activities during the fiscal years ended June 30, 1999 and 1998 included purchases of fixed assets and investments in product development. For fiscal years ended June 30, 1999 and 1998, the Company invested $1,120,000 and $804,000 into fixed assets. During fiscal year 1999 the purchases were comprised of computer and networking equipment to accommodate increases in employees, upgrade aged systems, installation of a WAN, and fixed assets associated with the relocation and expansion of the Pharmacy division office. In August 1998 the Pharmacy division relocated from approximately 14,000 square foot office space to 20,000 square foot office space to accommodate increases in personnel and the need for improved training facilities. For fiscal years ended June 30, 1999 and 1998, the Company capitalized $2,772,000 and $1,556,000 respectively to product development. The investments in product development were primarily related to the Company's WORx Pharmacy System and the Hemocare Blood Bank System. The Company plans to continue to enhance its products beyond the current releases and invest heavily into its next generation information systems. The Company plans to continue to seek market expansion opportunities through internal development and/or the acquisition of products/companies that compliment or augment the existing line of products. The Company continues to evaluate potential acquisitions that may result in the future expenditures of cash, but currently has no commitments. Exclusive of potential acquisitions management believes that existing cash and funds generated from operations will be sufficient to meet operating requirements for at least through fiscal year 2000.

Cash used in financing activities for the fiscal years ended June 30, 1999 and 1998 related principally to the repayment of a promissory note issued to IHS pursuant to the purchase of their Pharmakon and JAC operations. In fiscal year 1998, $887,000 of principal was paid leaving a balance of $3,746,000 at the end of fiscal 1998. The remaining balance was paid in fiscal year 1999. In fiscal year 1998, cash provided by financing activities of $1,024,000 was mainly due to cash raised through a private placement of its securities effected August 1997 net of the repayment of the previously mentioned Continental note. The Company sold 400,000 shares of its Common Stock for $6.00 per share and issued warrants to purchase 40,000 shares of Common Stock at $6.00 per share (as part of the placement fee). The Company registered the shares and warrants issued in the private placement with the Securities and Exchange Commission in December 1997. Total proceeds before expenses were $2,400,000. Expenses of the August 1997 private placement and registration of the securities were approximately $310,000.

The Company's liquidity is influenced by the Company's ability to perform in a competitive industry that is currently impacted by Year 2000 readiness concerns and the related deferral of system purchasing and implementation activities in many healthcare organizations. The factors that may affect liquidity are the ability to maintain or improve the rate of system sales, the timing of revenue recognition and the ability to collect cash from clients as the implementation of systems progresses.

Year 2000 Compliance

In General - The following statements are a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Mediware Information Systems develops, manufactures, sells and provides support for management information systems that are used by hospitals. The Company sells software products in three distinct areas - pharmacy, blood bank, and operating room. The Company's pharmacy and blood bank divisions each offer multiple products.

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

The Company has finalized its Year 2000 date-protocol tests for all of its products but continues to monitor status and will provide remedial action, if needed. The Company has also completed its investigation of the Year 2000 preparedness of third parties with whom it has material relationships, such as suppliers of hardware, database software, operating systems, network operating systems and utility programs who provide components on which the Company's software products are operated.

The Company continues to conduct tests on its internal information technology ("IT") systems and non-information technology ("Non-IT") systems that contain embedded microchips. This review includes the submission of questionnaires on Year 2000 preparedness to such third parties, whose failure to be Year 2000 compatible could negatively effect the operation of the Company's products and accordingly have a material adverse effect on the Company.

All of the Company's clients using older versions of its software products have been notified by "U.S. Mail" (many were sent "certified") that they are entitled to upgrade to Year 2000 compatible versions with no charge for the compatible version software. However, some clients have elected not to do so for a variety of reasons. The Company is working with clients who wish to upgrade to address Year 2000 issues. These clients either have been upgraded to compatible versions or are scheduled to be upgraded to compatible versions of the Company's software by the end of the calendar year. The Company is assisting those clients using electronic access from the Company's facilities and/or on-site assistance where appropriate and based on specific arrangements that have been made with the customer. If the client desires on-site assistance, the Company is assessing its normal charges. These services are being conducted in the ordinary course of the Company's business by its employees, and the costs to the Company are not expected to be material. However, clients have been notified that they are responsible for ensuring that their hardware, operating systems, computer BIOS, and networking software are Year 2000 compatible, and will be compatible with the upgraded software versions provided by the Company, and must cooperate with the Company in scheduling installation of the software upgrades. The failure to successfully meet any or all of these conditions could result in effected customers being unable to operate their software systems, the result of which could have a material adverse effect on the Company's business, financial condition and operational results.

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

Suppliers of the computers, operating systems and databases necessary to operate the current versions of the Company's software products have indicated to the Company that those products are either currently Year 2000 compatible or will be by the end of 1999. The Company has conducted tests of such computers, operating systems and data bases with the Company's products now being marketed and currently has no reason to believe that the Company's products are not Year 2000 compatible when operated with such computers, operating systems and data bases.

Assessment of Year 2000 Issues Effecting the Company's Products. The problems of date-protocol compatibility in the Year 2000 are somewhat different for each of the Company's software information system products. The following is an analysis of the Year 2000 status of products offered by each of the Company's divisions.

Pharmacy Division

WORx: WORx has been designed by the Company to meet conditions for Year 2000 readiness from its inception. As a client/server application, several layers of software manipulate data. This data is stored within an Informix relational database, which supports dates beyond December 31, 1999. The WORx client (end-user workstation) runs under Microsoft Windows(TM), uses the Windows date formats, and will support dates beyond December 31, 1999. The Company's Pharmacy Division has successfully completed testing of its WORx software using both the
1.1 release and the 1.3 release. WORx has been found to be Year 2000 compatible in all testing scenarios for both version releases.

Digimedics XA Inpatient: The Company's Pharmacy Division has completed the internal Alpha and external Beta testing of its Digimedics XA Version 3.0 Inpatient pharmacy system. This Year 2000 compatible software version is now available to customers wishing to upgrade their systems, except for customers currently operating on the Data General hardware platform. It is anticipated that customers using Data General hardware will have the Year 2000 compatible software beginning in November of 1999. Because of the limited number of customers operating on this hardware platform, the Company does not anticipate any difficulties in having these customers upgraded to the Year 2000 compatible software by the end of the calendar year.

Digimedics XA Outpatient: The Company's Pharmacy Division has finalized both internal Alpha and external Beta testing Version 3.0 of its Digimedics XA Outpatient pharmacy system and is currently making this Year 2000 compatible version available to customers wishing to upgrade their systems.

Pharmakon "Mini" (UNIX based): The Company's Pharmacy Division has successfully completed the internal Alpha and external Beta testing of version 3.5 of its "UNIX based" pharmacy system, known as "Mini", and is currently making this Year 2000 compatible version available to customers wishing to upgrade their systems.

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

JAC

The Company's United Kingdom subsidiary, JAC, sells and distributes information systems for hospital pharmacies in the United Kingdom. In early 1998, JAC commenced notifying its clients of the appropriate steps they must take to ensure their entire computer system meets all aspects of the National Health Service ("NHS") directive for Year 2000 compatibility. The NHS directive requires each Trust (hospital) to have either upgraded their operating systems to be Year 2000 compatible, have a plan to upgrade, or have contingency plans ready by December 31, 1998. Although the JAC stock control pharmacy system has been internally and externally certified as being Year 2000 compatible, JAC is aware that some of its clients may have to upgrade certain components of their computer hardware and associated operating systems and pharmacy data bases to ensure full compatibility. In this respect, JAC has commenced notifying all of its clients of this issue in writing, by telephone, and through articles in its newsletter, and has raised the issue at its National and Local User Group meetings.

Operating Room Division

The Operating Room Division has successfully completed testing of its Surgiware and PCCWin products and has determined that they are Year 2000 compatible. It will be necessary however for customers currently using the Company's "Surgiware OR Log module" which is not Year 2000 ready to switch over to the Company's "PCCWin module" which has been successfully tested for Year 2000 readiness. The new Year 2000 compatible product, the PCCWIN Module, release 5.2, is now being offered to hospitals as part of the normal support procedures of the Company. However, the computer platforms of a number of hospitals will not accommodate the updates necessary to become Year 2000 ready, and these hospitals must bear the cost of new computer hardware and associated operating systems and operating room data bases.

Blood Bank Division

Hemocare: The Company's Blood Bank Division has successfully completed testing of Version 5.2a of its "UNIX based" Hemocare blood bank system, which was determined to be Year 2000 compatible. Version 5.2a of the Hemocare product is currently being made available to the Company's installed client base as part of the Company's normal software support procedures.

Informedics LifeLine: The Company's Blood Bank Division has successfully completed testing of Version 4.3 of its Lifeline blood bank system, which was determined to be Year 2000 compatible. Version 4.3 of the Lifeline product is currently being made available to the Company's installed client base as part of the Company's normal software support procedures.

Informedics StarPath: The Company's Blood Bank Division has completed its own internal testing of Version 6.4d of its StarPath pathology product which was found to be Year 2000 ready. The Company is now making release 6.4d available to its installed client base as part of the Company's normal software support procedures.

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

Interfaces to Other Applications

The Company's software products interchange data with many third party systems through interfaces that may be unique to the client or the third party system. Such interfaces or data interchange may contain inaccuracies or such data may not be in a format that allows the Company's system to correctly identify the date. There can be no assurance that the Company will not be subject to claims that result from the failure of such third party systems or their related interfaces to be Year 2000 compliant. These claims, even if not meritorious, could be expensive to defend. Although the Company believes its Year 2000 review and the actions it has taken and plans to take in response to the review are appropriate, there can be no assurance that the review identified all possible issues or that all identified issues will be satisfactorily resolved. A material failure of the Company's internal systems to be Year 2000 compliant, a material failure in suppliers of the computers, operating systems and databases used in conjunction with the Company's products to be Year 2000 compliant or a material delay in client projects related to Year 2000 issues could have a material adverse effect on the Company's business, results of operations or financial condition.

Internal Assessment of Year 2000 Readiness

The Company has assigned a project team to examine relationships with all of its vendors, including suppliers of both IT and Non-IT Systems regarding Year 2000 readiness. All vendors that supply the Company with information or critical services, process information for the Company, or provide internal IT or Non-IT Systems using a microprocessor have queried as to their Year 2000 readiness and the Year 2000 compliance status of products they have provided to the Company.

The Company has completed two rounds of assessments for its IT and Non-IT Systems regarding Year 2000 readiness and has found no material problems. However, the Company intends to make a final inspection of these Systems by the end of November 1999.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Fluctuations in Quarterly Operating Results

Mediware's revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. System Sales revenues in any quarter depend substantially upon Mediware's sales performance and its ability to recognize revenue in that quarter in accordance with its revenue recognition policies. It is difficult to predict performance and results of operations may fluctuate substantially form quarter to quarter for a variety of reasons, including the following:

o Sales agreements are not completed ratably over a reporting period and delays in anticipated sales may have a significant impact on quarterly results since a significant portion of operating costs are fixed.

o Mediware's sales cycles may be lengthy and complex and include multiple steps including the preparation of RFP responses, on-site demonstrations, site visits, corporate visits, etc.

o The contract negotiation process with hospitals is often complicated and may include multiple parties, such as legal counsel, industry consultants, and hospital administrative staff.

o The terms of a final contract may materially affect the ability to recognize anticipated quarterly revenues.

Year 2000 compliance activities in hospitals may affect the timing of purchasing decisions. Many prospective customers are involved in Y2K oriented implementations and are de-emphasizing new system purchases until after January 1, 2000.

Reliance on Third Party Software

Mediware licenses various important third-party software products that it incorporates into its own software products. These products may include operating systems, relational database management systems, knowledge/clinical databases, et.al. The termination of any of Mediware's licenses to these third party products or a significant change to a relied upon product could have a material adverse effect on Mediware's operations. These effects include, for example, its products becoming inoperable, features and functions becoming unavailable, or product performance being materially reduced. Although alternate software products are available, Mediware could incur substantial costs if required to adapt to these similar alternative products.

Dependence on Third Party Marketing Relationships

Mediware has marketing partnerships with certain other software vendors who are also competitors. For example, Mediware partners with SMS and McKessonHBOC in the area of blood bank. However, both SMS and McKessonHBOC offer competing pharmacy and operating room products, either directly or through other partners. In the event that Mediware's marketing partners decide to discontinue their marketing relationships with the Company, Mediware could experience a material adverse effect on its business, financial condition, and results of operations.

Changes in the Healthcare Industry

The healthcare industry is heavily regulated by various political and regulatory bodies. The decisions made and initiatives promulgated by these organizations may significantly influence operations of hospitals and healthcare organizations. Their influence affects purchasing and investment decisions by hospitals which could impact negotiations with the Company.

Many hospitals are consolidating and forming (or becoming part of) integrated healthcare delivery networks (IHDNs). The formation of IHDNs might reduce the number of discrete prospects the Company may target and could provide more negotiating leverage to the Company's prospective customers. These events, if they occurred, could result in a reduction of selling prices, an increase in the length of the sales cycle, or other situations that could negatively affect the Company.

Significant Competition

The market for healthcare information systems is extremely competitive. Many of the Company's competitors have greater financial, technical, product development, sales and marketing resources. Some of the Company's competitors include Shared Medical Systems, McKessonHBOC, Cerner Corporation and Sunquest, each of which offer products that compete with certain offerings of the Company. A number of factors determine success or failure in this market, including the functionality of the software, the quality of client references, the underlying technical architecture, the financial stability of the software provider, the ongoing support of the system, and the quality and quantity of the sales organization. The Company's ability to maintain a positive stance in all of the above areas will affect its ability to compete successfully.

Managing Growth

Mediware's ability to manage future growth is partly dependent on the ability to recruit, train and retain employees that possess industry-specific expertise. The Company has experienced significant growth in revenues, customer base and product development activity. The Company plans to continue to invest heavily in new product development in all divisions. Mediware's success will be at least partially dependent upon its ability to attract highly skilled technical personnel that can immediately fill positions with limited training. The market for such personnel is highly competitive. The Company is currently operating above personnel capacity in the technical and client service areas. This personnel capacity shortfall is primarily due to significant development initiatives in all divisions, upgrading existing clients for Year 2000 compliance, strong sales, and delays in product enhancement releases in the Pharmacy Division.

Government Regulation

The hospitals that comprise the primary market for the Company's products must comply with various federal, state and local statutes and regulations. The adequacy of blood bank information management and record keeping is subject to inspection and review by the Federal Drug Administration (the "FDA"). Hemocare, Lifeline and other blood bank systems are also subject to regulation by the FDA as medical devices. Consequently, the Company and its competitors who provide blood bank information management systems are also subject to the jurisdiction of the FDA as suppliers of medical devices. The Company has dedicated substantial time and resources in its attempts to comply with applicable guidelines and regulations and believes that it is in substantial compliance therewith.

The FDA initiated a recall action on the Hemocare Blood Bank Data Management Computer System, Revisions 5.1 and 3.1 on May 13, 1998. This action was based on Mediware's Hemocare Product Center's distribution to its customers of notifications in September 30, 1997 and December 15, 1997 which described certain system limitations which FDA considered to meet the formal definition of a Class II recall. The FDA required that all affected customers be notified. To meet FDA's recall guideline requirements, on May 22, 1998 the Product Center reissued, under the FDA's urgent notification procedure, the previously issued notifications. The Company believes that full compliance with this requirement has been achieved.

In September and October 1999, three product design anomalies were discovered in the Hemocare Donor module, which is utilized by 61 clients. Although clients have reported no adverse events, these product malfunctions could potentially lead to clients distributing unsuitable blood products. Mediware has thus notified and given procedural work-arounds to the 61 clients, and has corrected the problems in Hemocare Revision 5.2b, which will be distributed in December 1999. In addition, these three product malfunctions are reportable to the FDA under the Medical Device Reporting regulation (21CFR804) which was mandated by the Safe Medical Devices Act of 1990. Mediware has submitted these Reports to the FDA as required.

Based upon discussions that the Company had with the FDA, the Company submitted a pre-market notification 510(k) report in the fall of 1998 for its Hemocare Revisions 5.2 product. The Company withdrew the 510(k) report submission it had made to the FDA for the Revisions 5.1 product. The FDA cleared the 510(k) for Hemocare Revision 5.2 on December 10, 1998. In June 1999, Mediware distributed Revision 5.2a, which is the Year 2000 compatible Revision of Hemocare. It is believed that all Hemocare clients will have migrated to the 510(k) cleared and Year 2000 compatible Revision of Hemocare (5.2a) no later than December 31, 1999.

On July 1 1998, Informedics received 510(k) clearance from the FDA to market its LifeLine Blood Bank Data Management System, Release 4.2. In January 1999, Mediware distributed Release 4.3, which is the Year 2000 compatible release of LifeLine. It is believed that all LifeLine clients will have migrated to the 510(k) cleared and Year 2000 compatible Release of LifeLine (4.3) no later than December 31, 1999.

The FDA has developed new design control regulations, effective in June 1998, as part of its quality system regulations adopted in October of 1996 that apply to blood bank information systems and to the inspection of vendors of such systems. Although Mediware is updating its internal quality system to comply with new guidelines adopted under these regulations, it cannot predict whether it will be fully in compliance with these guidelines or any future guidelines, regulations or inspection procedures. The LifeLine product line was inspected by the FDA under the updated Quality System Regulations, including design controls, in August 1998 without any noted deficiencies. It is expected that the Hemocare product line will be inspected prior to the end of 1999. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on the operations of clinical information system vendors of blood bank information systems, including Mediware.

The FDA Modernization Act of 1997 was enacted on November 21, 1997 and became effective on February 20, 1998. Under this legislation, the FDA is directed to consider the extent to which reliance on post-market controls could expedite the pre-market notification review process and the classification of devices. The legislation also requires FDA to ensure that Good Manufacturing Practices conform, to the extent practicable, to internationally recognized standards for medical devices. Neither of these provisions appear on its face to contemplate regulation which would have a material adverse effect on the Company's blood bank information system operations; however, the legislation will expand the jurisdiction of the FDA and the Company is unable to predict the effect of any resulting applicable future regulation. Any of the Company's other activities could also become subject to Congressional or governmental agency efforts to establish or expand governmental agency jurisdiction.

Product Related Liabilities

All of the Company's products provide data for use by healthcare providers in patient care settings. Mediware's license agreements contain provisions to limit exposure to product related claims. These provisions, however, may not be enforceable in some jurisdictions. Although no claims have been brought against the Company to date for injuries related to the use of its products, there is a risk that such claims could be pursued. A successful claim brought against the Company could adversely impact its business, results of operations, or financial condition.

System Errors and Warranties

Despite testing by Mediware, software products as complex as those offered by the Company are likely to contain a number of errors (or "bugs"), especially early in their product life cycle. This may result in reduced acceptance of the Company's software products, poor client references, payment disputes, contract cancellation or additional expenses and payments to rectify problems.

Limited Protection of Intellectual Property and Proprietary Rights; Proprietary Technology May Be Subjected to Infringement Claims

The Company relies upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect its proprietary information. The Company has not historically filed patent applications or copyrights covering its software technology. As a result, the Company may not be able to protect against the misappropriation of its intellectual property.

Mediware does not believe that its software products infringe the property rights of any third parties. Nevertheless, third parties may assert infringement claims against Mediware with respect to its products. Any such assertion could require the Company to defend its rights or enter into royalty arrangements, both of which could be costly to the Company.

Item 7. Consolidated Financial Statements

The Financial Statements and Notes required by this Item are included in Part IV of this report.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    Part III

Certain information required by Part III is omitted from this Report because the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 9. Directors and Executive Officers of the Registrant

The information  concerning the Company's  executive  officers  required by this item is included in Item 4a of Part I herein. The information concerning the Company's directors required by this item is incorporated by reference to the Company's Proxy Statement under the heading

"Election  of  Directors."   Information   concerning  the  Company's  officers,
directors and 10% shareholders required compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation.'

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's Proxy Statement.

                                     Part IV

Item 13. Exhibits and Reports on Form 8K

(a)  The following documents are filed as part of this Report:

1.   Consolidated Financial Statements

     Independent Auditors' Report on Consolidated Financial Statements

     Consolidated Balance Sheet at June 30, 1999

     Consolidated Statement of Operations and Comprehensive Income for the years ended June 30, 1999 and 1998

     Consolidated Statement of Stockholders' Equity for the years ended June 30, 1999 and 1998

     Consolidated Statement of Cash Flows for the years ended June 30, 1999 and 1998

2.   Exhibits

The response to this portion of Item 13 is submitted as a separate section of this report.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MEDIWARE INFORMATION SYSTEMS, INC.

Date: October 13, 1999                           BY: /s/ John Esposito
                                                     --------------------------
                                                         John Esposito
                                                         President and
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                      Title                                    Date
-------------------------------             ----------------------------                -----------------
  /s/ John Esposito                         President & Chief                           October 13, 1999
  -----------------------------             Executive Officer
      John Esposito

  /s/ Les N. Dace                           Vice Chairman, Director                     October 13, 1999
  -----------------------------
      Les N. Dace

  /s/ Kerry Robison                         Chief Financial Officer                     October 13, 1999
  -----------------------------             (Principal Accounting Officer)
      Kerry Robison

  /s/ Lawrence Auriana                      Chairman of the Board                       October 13, 1999
  -----------------------------
      Lawrence Auriana

  /s/ Jonathan Churchill                    Director                                    October 13, 1999
  -----------------------------
      Jonathan Churchill

  /s/ Roger Clark                           Director                                    October 13, 1999
  -----------------------------
      Roger Clark

                                            Director                                    October 13, 1999
  -----------------------------
      Joseph Delario

  /s/ John C. Freiberg                      Director                                    October 13, 1999
  -----------------------------
      John C. Freiberg

                                            Director                                    October 13, 1999
  -----------------------------
      Walter Kowsh, Jr.

  /s/ Hans Utsch                            Director                                    October 13, 1999
  -----------------------------
      Hans Utsch

                                            Director                                    October 13, 1999
  -----------------------------
      Clinton G. Weiman

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Mediware Information Systems, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of June 30, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. and subsidiaries as of June 30, 1999 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended June 30, 1999 in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
September 24,1999

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except shares)


                                                                       June 30,
                                                                         1999
                                                                       --------
ASSETS
Current Assets
     Cash and cash equivalents                                         $  3,556
     Accounts receivable (net of allowance of $907)                       8,361
     Inventories                                                            403
     Prepaid expenses and other current assets                              568
     Deferred tax asset                                                     448
                                                                       --------
        Total current assets                                             13,336
                                                                       --------

Fixed Assets, net                                                         1,883
Capitalized software costs, net                                           4,289
Goodwill, net                                                             6,266
Purchased technology, net                                                   448
Other long-term assets                                                      126
                                                                       ========
        Total Assets                                                   $ 26,348
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable and current portion of long-term debt               $  1,137
     Accounts payable                                                     1,115
     Advances from customers                                              5,347
     Accrued expenses and other current liabilities                       2,554
                                                                       --------
        Total current liabilities                                        10,153

Other long-term liabilities                                                 279
                                                                       --------
        Total liabilities                                                10,432
                                                                       --------

Stockholders' Equity
     Preferred stock, $.01 par value; authorized 10,000,000
      shares; none issued or outstanding                                   --
     Common stock, $.10 par value; authorized 12,000,000
      shares; 6,146,000 shares issued and outstanding                       615
     Additional paid-in capital                                          21,421
     Accumulated deficit                                                 (6,107)
     Unearned compensation                                                  (11)
     Accumulated other comprehensive (loss)                                  (2)
                                                                       --------
        Total stockholders' equity                                       15,916
                                                                       --------
                                                                       ========
        Total Liabilities and Stockholders' Equity                     $ 26,348
                                                                       ========


                 See Notes to Consolidated Financial Statements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                          For the Years Ended June 30,
                (Amounts in thousands, except per share amounts)


                                                             1999        1998
                                                           --------    --------

Revenues
      System sales                                         $ 12,783    $  7,868
      Services                                               15,556      12,662
                                                           --------    --------
         Total revenues                                      28,339      20,530
                                                           --------    --------

Cost and Expenses
      Cost of systems                                         4,303       2,661
      Cost of services                                        4,123       3,279
      Purchased research and development                      4,553        --
      Software development costs                              3,253       2,527
      Selling, general and administrative                    12,528       8,668
                                                           --------    --------
         Total costs and expenses                            28,760      17,135
                                                           --------    --------

         Operating (loss) income                               (421)      3,395

Interest and other income                                       109         130
Interest (expense)                                             (167)       (456)
                                                           --------    --------
      (Loss) earnings before provision for income taxes        (479)      3,069
Provision for income taxes                                     (491)       (139)
                                                           --------    --------

         Net (Loss) Earnings                                   (970)      2,930
                                                           --------    --------

Other Comprehensive Income, net of tax
      Foreign currency translation adjustment                   (38)       --
                                                           --------    --------

         Comprehensive (Loss) Income                       $ (1,008)   $  2,930
                                                           ========    ========

Earnings (Loss) Per Common Share
      Basic                                                $  (0.16)   $   0.54
                                                           ========    ========

      Diluted                                              $  (0.16)   $   0.44
                                                           ========    ========

Weighted Average Common Shares Outstanding
      Basic                                                   5,963       5,447
                                                           ========    ========

      Diluted                                                 5,963       6,630
                                                           ========    ========


                 See Notes to Consolidated Financial Statements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Years Ended June 30, 1999 and 1998
                             (Amounts in thousands)

                                                                                                                 Accumlated
                                                                                                                   Other
                                                         Common Stock       Additional                          Comprehensive
                                                     --------------------    Paid-In   Accumulated  Unearned       Income
                                                     Shares        Amount    Capital    (Deficit)  Compensation    (Loss)     Total
                                                     -------      -------   ---------- ----------- ------------ -----------   -----
Balance at June 30, 1997, as previously reported       5,056      $   506    $13,621     $(7,548)       (91)     $    36    $ 6,524
Effect of accounting misstatement                                                           (519)                              (519)
                                                     -------      -------    -------     -------    -------      -------    -------
        Balance at June 30, 1997, adjusted             5,056          506     13,621      (8,067)       (91)          36      6,005
                                                     -------      -------    -------     -------    -------      -------    -------

Shares issued to directors                                11            1         99                                            100
Exercise of stock options                                124           12        152                                            164
Amortization of compensatory stock options                                                               40                      40
Shares issued in connection with private placement,
  net of offering costs of $310                          400           40      2,050                                          2,090
Tax benefit from exercise of stock options                                       342                                            342
Foreign currency translation adjustment                 --
Net earnings                                                                               2,930                              2,930
                                                                  -------    -------     -------    -------      -------    -------
        Balance at June 30, 1998                       5,591          559     16,264      (5,137)       (51)          36     11,671
                                                                  -------    -------     -------    -------      -------    -------

Shares issued to directors                                14            1         99                                            100
Exercise of stock options                                 96           10        234                                            244
Amortization of compensatory stock options              --                                               40                      40
Shares issued in connection with the
  acquisition of Informedics, Inc.                       445           45      4,655                                          4,700
Tax benefit from exercise of stock options                                       169                                            169
Foreign currency translation adjustment                                                                              (38)       (38)
Net loss                                                                                    (970)                              (970)
                                                     =======      =======    =======     =======    =======      =======    =======
        Balance at June 30, 1999                       6,146      $   615    $21,421     $(6,107)   $   (11)     $    (2)   $15,916
                                                     =======      =======    =======     =======    =======      =======    =======

                 See Notes to Consolidated Financial Statements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                          For the Years ended June 30,
                             (Amounts in thousands)


                                                              1999       1998
                                                             -------    -------


Cash Flows From Operating Activities
    Net earnings (loss)                                      $  (970)   $ 2,930
    Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                           1,829      1,184
       Write-off of acquired research and development          4,553       --
       Deferred tax provision                                    375       --
       Shares issued to directors                                100        100
       Compensatory stock options                                 40         40
       Provision for doubtful accounts                           464        176
    Changes in operating assets and liabilities:
       Accounts receivable                                    (1,006)    (1,304)
       Inventories                                               (52)      (275)
       Prepaid and other                                        (202)      (851)
       Accounts payable, accrued expenses and
        customer advances                                        530      2,082
                                                             -------    -------
    Net cash provided by operating activities                  5,661      4,082
                                                             -------    -------

Cash Flows From Investing Activities
    Acquisition of fixed assets                               (1,120)      (804)
    Capitalized software costs                                (2,772)    (1,556)
    Acquisition of Informedics                                   653       --
                                                             -------    -------
    Net cash used in investing activities                     (3,239)    (2,360)
                                                             -------    -------

Cash Flows From Financing Activities
    Repayment of debt                                         (3,746)    (1,230)
    Proceeds from exercise of options                            244        164
    Proceeds (expenses) of private placement                    --        2,090
    Other                                                         (7)      --
                                                             -------    -------
    Net cash provided by (used in) financing activities       (3,509)     1,024
                                                             -------    -------

    Foreign currency translation adjustments                     (38)      --
                                                             -------    -------

    Net (Decrease) Increase in Cash and Cash Equivalents      (1,125)     2,746
    Cash and cash equivalents at beginning of year             4,681      1,935
                                                             =======    =======
    Cash and cash equivalents at end of year                 $ 3,556    $ 4,681
                                                             =======    =======


Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                               $   104    $   448
      Income Taxes                                           $   100    $    99


                 See Notes to Consolidated Financial Statements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mediware Information Systems, Inc. and its wholly owned subsidiaries (the Company). Accounts and operating results of Digimedics Corporation ("Digimedics") and its wholly owned subsidiary J.A.C. Computer Services Limited ("JAC") are included for the periods ended June 30, 1999 and 1998. Accounts and operating results for Informedics, Inc. ("Informedics") are included only for the period subsequent to the acquisition of this wholly owned subsidiary on September 24, 1998. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates.

Revenue Recognition

In October 1997, March 1998 and December 1998, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions." SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and supersedes SOP 91-1. SOPs 98-4 and 98-9 amend SOP 97-2. Accordingly the Company has adopted SOP 97-2, as amended, in its financial statements in the fiscal year ended June 1999. Such adoption had no effect on the Company's results of operations. The Company derives revenue from non-cancelable licenses of its applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, training, consultation and ongoing support of the software. License fee revenues are generally recognized when a non-cancelable license agreement has been signed and the application and sub-licensed software has been shipped. Revenue from the sale of hardware is recognized when shipped. Fees for installation, training and consultation are recognized as the services are provided. If the Company enters into arrangements with a client requiring significant customization of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with 97-2. Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

Cash and Cash Equivalents

Cash equivalents include time deposits with maturities of three months or less when purchased.

Inventory

Inventory consists primarily of computer hardware and third-party software licenses held for resale and is valued at the lower of cost or market. Cost is determined based on the specific identification method.

Fixed Assets

Furniture, equipment and leasehold improvements are valued at cost. Depreciation for furniture and equipment is provided on the straight-line method over the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is shorter.

Capitalized Software Costs

Capitalized computer software costs consist of expenses incurred internally in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards No. 86, once technological feasibility has been established, the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized, using half-year convention, based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of three to five years of the software. Amortization expense for the years ended June 30, 1999 and 1998 was $927,000 and $560,000, respectively.

(In thousands)
                                                            1999            1998
                                                          ------          ------
      Capitalized Software Costs
        Beginning of year                                 $5,245          $3,689
      Additions                                            2,772           1,556
                                                          ------          ------
                                                           8,017           5,245
      Less accumulated amortization                        3,728           2,801
                                                          ------          ------
                                                          $4,289          $2,444
                                                          ======          ======

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics Corporation in 1990, Pharmakon and JAC in June 1996 and Informedics in September 1998. Costs allocated to goodwill in the Informedics acquisition totaled $944,000 and are being amortized over twelve years using the straight-line method. All other goodwill is being amortized using the straight-line method over twenty years. Amortization expense was $397,000 in 1999 and $357,000 in 1998. Accumulated amortization for goodwill was $1,488,000 at June 30, 1999.

The Company periodically assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, Accounting for the Impairment of Long-Lived

Assets and Other Long-Lived Assets to be Disposed Of, based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. No such impairments have been recorded through June 30, 1999.


Software Products Acquired and Purchased Technology

As a part of the acquisition of Informedics in September 1998, the Company obtained certain software products as well as technologies under development. A portion of the acquisition price of Informedics was allocated to software products based on the net present value of the projected income stream over the expected economic life of the specific products the Company expects to continue to market. This amount, totaling $498,000, is being amortized over 5 years using the straight-line method. During 1999, $50,000 was charged to expense for the amortization of purchased technology using half-year convention.

Another portion of the acquisition price, $4,553,000 in the aggregate, was allocated to in-process technologies based on an appraisal by a third party which utilized the net present value of projected operating income from the identified future products which are anticipated to incorporate these acquired technologies. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, Accounting for Research and Development Costs, these in-process research and development costs were written off during fiscal year 1999 because the products which will incorporate these technologies have not yet passed the technological feasibility tests of SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed.


Foreign Currency Translations

The functional currency for the Company's subsidiary, JAC, is the British pound. The translation to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated using the weighted average exchange rate during the period. Resulting translation adjustments are recorded as a separate component of stockholders' equity.


Income Taxes

Income taxes are accounted for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, the provision for income taxes includes deferred income tax resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date. The resulting asset or liability is adjusted to reflect enacted changes in tax law.

Earnings Per Common Share

Earnings per share are calculated pursuant to the provisions of SFAS No. 128, Earnings per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method. The potential exercise of stock options and warrants was anti-dilutive for fiscal 1999 as a result of the Company's net loss. The weighted average shares outstanding used in the calculations of earnings per share were calculated as follows (in thousands):

                                                              1999     1998
                                                             -----    -----
     Shares outstanding, beginning                           5,591    5,056
     Weighted average shares issued                            372      391
                                                             -----    -----
     Weighted average shares outstanding - basic             5,963    5,447
     Effect of dilutive securities:
       Stock options and warrants                               --    1,183
                                                             -----    -----
     Weighted average shares outstanding - dilutive          5,963    6,630
                                                             =====    =====


Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 1999, the fair value of the Company's long-term obligations approximated its carrying value.

Segments

Effective in Fiscal 1999, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 13.


Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, as of fiscal year 1999. SFAS 130 requires disclosure of the components of total non-stockholder changes in equity as comprehensive income. The Company's only items that meet the definition for adjustment to arrive at comprehensive income are changes in cumulative translation adjustment. Changes in cumulative translation adjustment are immaterial. The Company's net income materially approximates comprehensive income for all periods presented.


Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and disclose the pro forma effects on net earnings and earnings per share had the fair value of options been expensed. Under the provisions of APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.


2.   Acquisition of Business

On September 24, 1998, the Company acquired Informedics, Inc. ("Informedics") in exchange for 439,525 shares of the Company's common stock on the basis of one Company share for each 6.3 shares of Informedics' common stock. Informedics develops, markets and supports a line of stand-alone computer-based management information systems for use in the blood bank and clinical departments of hospitals. The cost of the acquisition, which was accounted for as a purchase, aggregated $7,100,000, including acquisition costs of $801,000, assumed liabilities of $1,599,000 and $4,700,000 of common stock issued and options assumed based on the market price of the Company's common stock in December 1997, the execution date of the acquisition agreement. Assets acquired included $944,000 of goodwill, $498,000 of technology, $4,553,000 of in-process research and development (see Note 1), and $653,000 cash.

The following unaudited pro forma financial information gives effect to the acquisition as if it had occurred at the beginning of the respective years. The non-recurring charge for purchased research and development of $4,553,000 is not included in the pro forma results. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place during such periods. (In thousands, except per share amounts)


                                                            Years Ended June 30,
                                                            -------------------
                                                              1999      1998
                                                            ---------   -------

Revenues                                                    $  29,029   $23,440
                                                            =========   =======
Net earnings (loss)                                         $   3,557   $ 3,223
                                                            =========   =======
Earnings per share - basic                                  $    (.59)  $   .55
                                                            =========   =======
Earnings per share - diluted                                $    (.50)  $   .45
                                                            =========   =======
Weighted average share outstanding - basic                      6,067     5,892
                                                            =========   =======
Weighted average shares outstanding assuming dilution           7,083     7,086
                                                            =========   =======


3.   Accounting Misstatement

Under a co-development agreement executed in April 1995, the Company is obligated to repay amounts advanced and certain costs incurred by the co-development partner in exchange for the partner's participation in the development of a new release of one of the Company's licensed software products. The co-development agreement was not properly identified and recorded on the Company's books in prior years. As a result, liabilities were understated and net income and stockholders' equity were overstated by $259,500 in fiscal 1995, net loss was understated by $259,500 for fiscal 1996 and liabilities were understated by $519,000 and stockholders' equity overstated by the same amount on the June 30, 1996 and subsequent balance sheets. This error was discovered in the year-end accounting process for fiscal 1999 and, accordingly, the accompanying financial statements reflect a $519,000 liability under this co-development agreement. The liability is payable based on future sales of the software product with any unpaid balance due by April 2005.

4.   Fixed Assets

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows: (In thousands)

                                                                  1999
                                                                 ------

      Computer, machinery & equipment                            $3,542
      Furniture and fixtures                                        632
      Leasehold improvements                                        117
                                                                 ------
                                                                  4,291
      Less accumulated depreciation                               2,408
                                                                 $1,883
                                                                 ======

Depreciation expense was $454,000 and $218,000 in 1999 and 1998 respectively.

5.   Advances from Customers

Advances from customers represent contractual payments received by the Company. It is principally comprised of support and maintenance revenues that are paid by customers in advance monthly, quarterly or annually in accordance with the support contract. The revenue is recognized ratably over the term of the support contract.


6.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)

                                                                      1999
                                                                     ------

     Payroll and related benefits                                    $1,037
     Professional fees                                                  152
     Interest                                                           492
     Income taxes                                                       180
     Royalties                                                          103
     Other                                                              590
                                                                     ------
                                                                     $2,554
                                                                     ======

7.   Notes Payable and Current Portion of Long Term Debt

Notes payable include $804,000 owed to directors of the Company which accrue interest at 9%. These notes, along with a $50,000 note to an unrelated party, are collateralized by the trade accounts of Digimedics. Additionally, $283,000 is owed pursuant to the co-development agreement described in Note 3.

A $3,746,000 promissory note issued in connection with the acquisition of Pharmakon and JAC was paid in full during 1999.


8.   Stock Options and Warrants

The Company's Equity Incentive Plan, approved by the Company's shareholders in January 1992, provides additional compensation incentives for high levels of performance and productivity by management and other key employees of the Company. The combined number of shares issued or available for issuance under this plan may not exceed twenty percent of the issued and outstanding common stock of the

Company and not more than 500,000 shares may be issued as incentive stock options. Options may be granted for a period up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 50% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of June 30, 1999, additional options equal to 522,000 shares were available to be issued under this plan.

The Company's 1997 Stock Option Plan for Non-Employee Directors, which provides compensation to directors for their services without the expenditure of cash, is intended to increase ownership interest of the non-employee directors. Options granted under this plan are exercisable at 100% of the fair market value on the date of grant and are for terms of eight years and vest in two equal installments during the year issued. Shares granted under this plan are limited to 500,000, of which 428,000 were available for grant at June 30, 1999.

The Company also has options outstanding pursuant to a 1982 Option Plan and a former Non-Employee Directors Plan. No additional options are available for grant under these two plans.

In November 1996, the Company granted a director of the Company options to purchase 75,000 shares of common stock at $3.50 per share pursuant to a consulting agreement. The options become exercisable over four years at a rate of 25,000 options per annum commencing November 1, 1997.

The following table sets forth summarized information concerning the Company's stock options as of June 30,

                                                           1999                                1998
                                                ---------------------------          ---------------------------

                                                                   Weighted                             Weighted
                                                                    Average                              Average
                                                                   Exercise                             Exercise
                                                 Shares             Price              Shares             Price
                                                                   --------                             ---------
Options outstanding at beginning of
year                                            724,146             $3.35             710,822             $1.93

Granted                                         321,435              6.67             188,174              8.21
Exercised                                       (97,772)             2.51            (123,321)             1.34
Canceled                                       (107,275)             6.80             (51,529)             6.55
                                                -------                               -------
Options outstanding at end of year              840,534             $4.27             724,146             $3.35
                                                =======                               =======


Options exercisable at end of year              521,528             $3.29             411,493             $1.76
                                                =======                               =======

The following table presents information relating to stock options at June 30, 1999:


                      Options Outstanding                                Options Exercisable
                      -------------------                                -------------------

                                                              Weighted
                                            Weighted           Average                           Weighted
  Range of                                  Average           Remaining                           Average
Exercise Prices            Shares        Exercise Price      Life in Years      Shares          Exercise Price
---------------            ------        --------------      -------------      ------          --------------

$1.00 - $ 1.76             283,347           $1.04              4.33           273,847             $1.04
$2.80 - $ 3.625            189,169            3.26              3.10           117,919              3.34
$5.25 - $11.19             368,018            7.28              1.96           129,762              7.98
                           -------                                             -------
                           840,534                                             521,528
                           =======                                             =======

The weighted average fair value at date of grant for options granted during the year ended June 30, 1999 and 1998 was $5.29 and $5.03 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                                 1999                    1998
                                             ------------            -----------

Risk-free interest rates                     4.6% - 6.05%            5.7% - 6.2%
Expected option life in years                   1 - 8                   6 - 8
Expected stock price volatility              76%  - 83%                     50%
Expected dividend yield                          -0-                     -0-

Had the Company elected to recognize compensation costs based on the fair value of the options at the date of grant as prescribed by SFAS 123, net earnings
(loss); basic earnings (loss) per share; and diluted earnings (loss) per share would have been approximately $(1,536,000), ($.26) and ($.26) respectively for the year ended June 30 1999 and $2,468,000, $0.45 and $0.37, respectively for the year ended June 30, 1998.

As of June 30, 1999, the Company has outstanding warrants for the purchase of 545,000 shares of its common stock at $.50 per share and 129,695 shares at $1.25 per share exercisable through September 30, 2004 and 40,000 shares at $6.00 per share expiring August 26, 2000.

9.   Income Taxes

Income tax expense (benefit) for each of the last two years is as follows: (In thousands)

                                                             1999          1998
                                                            -----         -----
    Current:
      Federal                                               $  28         $  98
      State                                                    72            29
      Foreign                                                  16            12
                                                            -----         -----
                                                              116           139
                                                            -----         -----
    Deferred:
      Federal                                                 817           398
      State                                                   144            70
      Net operating loss carryforward                        (755)         (810)
                                                            -----         -----
                                                              206          (342)
                                                            -----         -----

    Other                                                     169           342
                                                            -----         -----

                                                            $ 491         $ 139
                                                            =====         =====

For the years ended June 30, 1999 and 1998, the current tax provision has been reduced by $468,000 and $380,000, respectively from the utilization of net operating losses carried forward. The reduction in current income taxes payable from the tax benefit from exercise of non-qualified stock options is allocated to paid-in capital and shown in "other" above.

The principal components of the net deferred tax assets are as follows:

                                                                          1999
                                                                        -------
       Deferred tax asset:
         Net operating loss carryforwards                               $ 1,863
         Business tax credit carryforwards                                  300
         Valuation reserves and accruals
          deductible in different periods                                   480
         Other                                                               40
                                                                        -------
                                                                          2,683
         Valuation allowance                                               (446)
                                                                        -------
                                                                          2,237
       Deferred tax liability:
         Software cost capitalization                                     1,709
         Amortization differences                                            80
                                                                        -------
                                                                          1,789
                                                                        -------
             Net deferred tax asset                                     $   448
                                                                        =======

The valuation allowance decreased by $592,000 and $1,294,000 in fiscal 1999 and 1998 respectively. The 1999 decrease is net of $446,000 added to the allowance related to the net operating loss carry forward of Informedics at the date of acquisition referred to below. The difference between the tax expense (benefit) reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

                                                         1999            1998
                                                        -------         -------

     Tax at statutory rate                              $  (163)        $ 1,030
     State income tax                                       142              65
     Net operating loss carryforward                     (1,223)         (1,190)
     Non-deductible purchased research
      and development                                     1,548               0
     Other, including foreign tax                           187             234
                                                        -------         -------
                                                        $   491         $   139
                                                        =======         =======

As of June 30, 1999, the Company has net operating loss ("NOL") carryforwards of approximately $4,600,000 available to reduce future federal taxable income of which $1,700,000 is subject to separate return limitation year and additional limitations in accordance with Section 382 of the Internal Revenue Code. Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur. Upon utilization, the tax benefit attributable to $1,350,000 of the limited amount which relates to the NOL carryforward of Informedics at the date of acquisition will be recorded as a reduction of the intangible assets obtained in the acquisition of Informedics. The Company also has available general business tax credit carryforwards of $300,000 to reduce future federal income tax expense. The NOL and business tax credit carryforwards expire in various amounts through 2009 and 2012, respectively.

10.  Retirement Plan

Effective June 1998, the Company implemented a 401(K) Retirement Plan (the "Retirement Plan") which covers all eligible employees. Participants may contribute up to 15% of their salary, as defined by the plan. In addition, the Company may make contributions to the Retirement Plan, subject to certain limitations. The Company contribution to the Retirement Plan was $144,000 and $7,000 for the years ended June 30, 1999 and 1998 respectively.

11.  Related Party Transactions

During 1999 and 1998, legal fees totaling $375,000 and $292,000, respectively, were incurred by the Company for services provided by a firm to which an attorney who is also a director of the Company is counsel.

12.  Commitments and Contingencies

(a)  Operating Lease

Rental commitments for the remaining terms of noncancelable leases, which relate to office space, expire at various dates through 2004. Under these leases, minimum commitments, without regard to amounts due from third parties under sub-lease arrangements, are as follows (in thousands):



                            2000                   $  884
                            2001                      710
                            2002                      509
                            2003                      421
                            2004                       68
                                                   ------
                                                   $2,592
                                                   ======

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rental expense for the years ended June 30, 1999 and 1998 aggregated $783,000 and $537,000 respectively.

(b)  Royalties

In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms. Under this agreement, the Company is required to pay royalties of 5% to 15% on sales of this software product.

(c)  Year 2000 Computer System Compliance (Unaudited)

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or products that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, loss of data, or miscalculations causing disruption of operations. If unresolved, Year 2000 issues could have a significant impact on the Company's Operations.

Mediware has conducted a Year 2000 review of its operations focusing on the Company's products and their use by its clients, the computers, operating systems and data bases used in conjunction with its products and the Company's internal operations. For its products, the Company has finalized its Year 2000 date-protocol tests, but continues to monitor status and will provide remedial action, if needed. The Company has also completed its investigation of the Year 2000 preparedness of third parties with whom it has material relationships, such as suppliers of hardware, database software, operating systems, network operating systems and utility programs who provide components on which the company's software products are operated. The Company believes that it has provided Year 2000 solutions for all its software products and is offering these Year 2000 compatible versions to its clients at no additional charge. Additionally, Mediware is assisting those clients who have chosen to upgrade to these compliant versions by providing electronic access or, if the client so chooses, on-site assistance as needed. The Company is assessing its normal charges for any on-site conversion services requested by its clients. These services are being conducted in the ordinary course of the Company's business by its employees, and the costs to the Company are not expected to be material.

The incremental costs to the Company in achieving Year 2000 compatibility cannot be accurately predicted and will depend upon the timely completion of tasks by both the Company and its customers. Total costs can be substantially affected by a number of factors, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the extent of cooperation provided by customers and other relevant parties. However, the costs incurred to make the Company's current versions compatible have occurred in the ordinary course of software development and enhancement and are not expected to be material.

The Company has completed two rounds of assessment of its internal information technology systems and non-information technology systems that contain embedded microchips. No material problems have been found to exist. However, the Company intends to make a final inspection of these systems by the end of November 1999. (For a more detailed discussion of the Company's Year 2000 compliance status, please see the Management's Discussion and Analysis of Financial Condition and Results of Operations section in Item 6 of Part 1 of this document.)

(d)  Other Contingencies and Uncertainties

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business or financial condition.

The Company's future results could be adversely affected by a number of factors. Risks and uncertainties include: (a) the wide variability of the Company's operating results, the market's acceptance of the Company's products; (b) the intense competition in the clinical software industry; (c) the rapid and significant technological advances in the computer software industry which renders the obsolescence of computer programs, including the Company's, within a short period of time; (d) the effect of government regulations on the Company;
(e) the Company's dependence upon its key employees; (f) the Company's ability to manage its rapid growth; and (g) the risks associated with the Company's international operations.

13.  Segment Information

The Company operates in only one business segment: the development, implementation and maintenance of clinical information system software marketed to the healthcare industry. Within this segment, the Company has three distinct product lines: Pharmacy Systems, Blood Bank Systems, and Operating Room Systems, which are managed through four operating divisions. The Blood Bank, Pharmacy and Operating Room divisions operate in the United States, and JAC, which provides pharmacy stock control systems, operates from its facilities in the United Kingdom. Selected financial information by geographic area is as follows: (In thousands)



                                                                June 30,
                                                                --------
                                                          1999            1998
                                                        --------        --------
       Revenues from Unaffiliated Customers
         United States                                  $ 25,779        $ 18,860
         United Kingdom                                    2,560           1,670
                                                        --------        --------
            Total                                       $ 28,339        $ 20,530
                                                        ========        ========

       Net (Loss) Earnings
         United States                                  $ (1,125)       $  2,902
         United Kingdom                                      155              28
                                                        --------        --------
            Total                                       $   (970)       $  2,930
                                                        ========        ========

       Identifiable Assets
         United States                                  $ 24,777        $ 22,202
         United Kingdom                                    1,571           1,203
                                                        --------        --------
            Total                                       $ 26,348        $ 23,405
                                                        ========        ========

                                  EXHIBIT INDEX

Exhibit
  No.          Description
------         -----------
2              Agreement and Plan of Merger       Incorporated by reference to Annex A to the Prospectus in
               dated December 18, 1997,           Registration Statement on Form S-4 (File No. 333-57693) ("1998
               between Mediware Information       Registration Statement")
               Systems, Inc. and
               Informedics, Inc., as amended
               on April 30, 1998 and August
               10, 1998

3.1            Restated Certificate of            Incorporated  by  Reference  to  Exhibit  No. 4 to the  Registration
               Incorporation                      Statement on Form S-8 (File No.  333-7591)  (the "1996  Registration
                                                  Statement)


3.2            By-laws                            *

10.1           Agreement between the Company      **
               and Intellimed Corporation
               dated September 25, 1990

10.7.2         Letters outlining terms of
               engagement for Les Dace,
               John Esposito,  Rodger Wilson
               and Creighton Miller

10.8           Employee Stock Option Plan,        **
               1982, as amended

10.9           Form of Stock Option               **
               Agreement under 1982 Plan

10.10          Form of Stock Option               **
               Agreement with Quadrocom, Inc.

10.13          1992 Employee Stock Option         Incorporated by reference to Exhibit C to
               Plan                               Company's Proxy Statement dated December 17,
                                                  1991

10.14          1991 Stock Option Plan for         Incorporated by reference to Exhibit B
               Non-Employee Directors             to Company's Proxy Statement
                                                  dated December 17, 1991

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

10.18          Warrant issued to Oscar Gruss      ****
               and Son Incorporated to
               purchase 40,000 shares of
               Common Stock

10.19          1997 Stock Option Plan for         Incorporated by reference to Exhibit A to Company's Proxy Statement
               Non-Employee Directors             dated November 21, 1997.

10.20          Letter outlining term of           Incorporated by reference to Exhibit 10.20 to the 1998 Registration
               engagement for John Tortorici      Statement.

10.21          Lease with Beim & James            Incorporated by reference to Exhibit 10(iii) to Informedics Inc.
               Properties, as amended             Annual Report on Form 10-KSB for the year ended October 31, 1990
                                                  (SEC File No. 000-12939).

10.22          Amendments to Lease with Krus      Incorporated by reference to Exhibit 10(v) to Informedics' Annual
               Way Holdings, Inc. (formerly       Report on Form 10-KSB for the year ended October 31, 1994.
               Beim & James Properties)

10.23          Licensing Agreement dated          Incorporated by reference to Exhibit 10.23 to Company's Report on
               7/1/97 between BAXA                Form 10-KSB for the year ended June 30, 1998.
               Corporation and Mediware
               Information Systems, Inc.

11             Schedule of Computation of Net
               Earnings Per Share

21             Subsidiaries of the Registrant

23.2           Consent of Richard A. Eisner &
               Company, LLP

24             Powers of Attorney

27             Financial Data Schedule and Amended Financial Data Schedules

----------

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

       Exhibits 10.7.2, 10.8, 10.9, 10.10, 10.13, 10.14, 10.15, 10.17, 10.19 and
       10.20 are management contracts or compensatory plans or arrangements.