Form 10KSB/A
period 1999-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1999-10-28
CIK 874733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                         AMENDMENT NO. 1 TO FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended June 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

       Registrant's telephone number, including area code: (516) 423-7800

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
Common Stock, par value $.10 per share              NASDAQ Small Cap Market
                                                    The Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
                                                                     (Continued)

Issuer's revenues for its most recent fiscal year were $28,339,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of common stock on September 28,1999 as reported on the NASDAQ Small Cap Market, was approximately $34,558,300.

The number of shares outstanding of the registrant's common stock, as of September 28, 1999 was 6,164,132 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                    PART III

Item 9.  Directors and Executive Officers

Directors

The directors of the Company are as follows:

                                      Class

                                   I Directors
                  (Term Expires at the Annual Meeting Following
                              the 2001 Fiscal Year)

Roger Clark, age 65, has been a director since 1983. From 1980 to 1987, he held a series of managerial positions in the computer products area with Xerox Corporation. In 1987, he became self-employed as a micro-computer consultant and programmer. In June 1997 he acquired a half-ownership in a recruitment advertising agency named R & J Twiddy Advertising (since re-named Talcott and Clark Recruitment Advertising, Inc.), which is based in New Canaan, Connecticut. Mr. Clark is the author of seven books on micro-computing and a director of The Kaufmann Fund, Inc., a mutual fund which invests in small and medium size growth companies.

Hans Utsch, age 61, has been a director since 1985. He has been independently engaged in money management and investment banking for over 20 years. Since 1986, he has been President and, together with Mr. Lawrence Auriana, Portfolio Co-Manager of The Kaufmann Fund, Inc. He received a B.A. degree from Amherst College and an M.B.A. from Columbia University.

Les N. Dace, age 53, has been a director since 1995. Mr. Dace was appointed Vice Chairman of the Board in charge of strategic planning and business development in October 1998. Mr. Dace joined the Company in 1992, as Vice President and General Manager for the Digimedics and Surgiware Product Centers. He was appointed President and C.E.O. of the Company in 1995 and held this post until October 1998. Prior to joining the Company, he was Vice President of Sales and Marketing for PRX Pharmacy Systems, a Colorado-based company providing hospital pharmacy management systems and home health software solutions. From 1983 to 1987, he was employed by NBI, Inc. as divisional President for its computer peripherals and office supplies company. Mr. Dace has a B.S. degree in Electrical Engineering from the University of Missouri.


                               Class II Directors
                  (Term Expires at the Annual Meeting Following
                              the 1999 Fiscal Year)

Joseph Delario, age 65, has been a director since 1992. Mr. Delario was President and Chief Executive Officer of Quadrocom, Inc., a business consulting firm, until December 31, 1992, and since then has been a business consultant and private investor in and active in the management of several computer service companies. Mr. Delario renders management and financial services to the Company. Mr. Delario received a B.A. degree from Fairleigh Dickenson University in 1956.

Walter Kowsh, Jr., age 50, has been a director since 1990. He is a consultant programmer specializing in Client/Server database systems. He was a Senior Programmer Analyst with Brown Bros. Harriman & Co. from 1989 to 1992. From 1986 to 1989, he was a computer consultant with Howard Systems International. He received a B.A. degree from Queens College and an M.B.A. from the New York Institute of Technology, and is a diplomat of New York University in Computer Programming and Systems Design.

John C. Frieberg, age 64, was President, C.E.O. and Chief Financial Officer of the Company from 1992 to July 1995, and has been a director since 1993. Mr. Frieberg joined Digimedics Corporation, which later became a wholly owned subsidiary of the Company, as President in October 1989. Prior thereto, he was President of Caleus, Inc., an information system company, from 1988 to 1989; President of Synergy Computer Graphics Corp., a computer peripheral equipment company, from 1984 to 1988; and President of NCR/DPI Inc., a computer systems manufacturing company, from 1972 to 1982. Mr. Frieberg received a B.S. degree in Industrial Engineering from the University of California at Los Angeles.


                               Class III Directors
                  (Term Expires at the Annual Meeting Following
                              the 2000 Fiscal Year)

Lawrence Auriana, age 55, has been Chairman of the Board of the Company since 1986 and a director since 1983. He has been a Wall Street analyst, money manager and venture capitalist for over 20 years. Since 1986, he has been Chairman, a director and, together with Mr. Hans Utsch, also a director of the Company, Portfolio Co-Manager of The Kaufmann Fund, Inc. He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts.

Jonathan H. Churchill, age 67, has been a practicing attorney in New York City since 1958 and since May 1996 has been Counsel at Winthrop, Stimson, Putnam & Roberts. He has been a director of the Company since 1992. Mr. Churchill was a partner of Boulanger, Hicks, & Churchill, P.C., from January 1990 to May 1996. Winthrop, Stimson, Putnam & Roberts rendered legal services to the Company during the last fiscal year, and the Company has retained and proposes to retain Winthrop, Stimson, Putnam & Roberts during the current year. Mr. Churchill received a B.A. from Harvard College and an L.L.B. from Harvard Law School.

Clinton G. Weiman, M.D., age 74, has been a director since June 1996. From 1961 to January 1993 he was Corporate Medical Director, Senior Vice President of Citicorp/Citibank. Since 1994, Dr. Weiman has been independently engaged as a consultant with the Federal Reserve. In 1998 Dr. Weiman became associated with Executive Health Examiners as a physician. From 1956 to 1970 Dr. Weiman was engaged in private practice in New York, New York. Dr. Weiman received a B.A. degree from Princeton University and a medical degree from Cornell University Medical College. His appointments have included Clinical Associate Attending Physician at New York Hospital and Associate Professor, Clinical Medicine at Cornell University Medical College.

Executive Officers

The executive officers of the Company are as follows:

Lawrence Auriana, 54, Chairman of the Board and Secretary. See above for biographical information for Mr. Auriana.

Les N. Dace, 53, Vice Chairman of the Board in charge of strategic planning and business development. See above for biographical information for Mr. Dace.

John Esposito, 39, President and Chief Executive Officer. Mr. Esposito joined the Company in 1990 and held the position of Vice President - Sales from 1990 until October 1998, when he became President and Chief Executive Officer. From 1986 to 1990, he was employed in various sales positions by the Healthcare Division of Data General Corporation. Prior to joining Data General, he worked in a technical capacity in the Information Systems Department at the New York Public Library. He is a graduate of Syracuse University, with a B.S. degree in Marketing and Management Information Systems.

Creighton Miller, 46, Vice President and General Manager - Blood Bank Division. Mr. Miller joined the Company in 1980 as a software development engineer. He held that position until 1983 when he became the Vice President of Engineering. In 1998 he was promoted to Vice President and General Manager of the Operating Room Division. In July 1999, he was appointed Vice President and General Manager of the Blood Bank Division. Mr. Miller holds a B.S. degree in Computer Science from Iowa State.

Kerry Robison, 35, Chief Financial Officer. Ms. Robison was with the Company as a Consultant to the Financial Department from November 1998 to June 1999. In June 1999, Ms Robison was appointed Chief Financial Officer. From October 1994 to October 1998, she served as Corporate Controller with Vanguard Airlines. From 1989 to 1994 she served as a project accountant and as a project controller with Zeckendorf Company, a real estate development firm in New York City. Ms Robison is a Certified Public Accountant.

Rodger P. Wilson, R.Ph., 46, Vice President and General Manager - Pharmacy Division. Mr. Wilson joined the Company in 1996 as Vice President/General Manager of the Pharmacy Division. He was President and Chief Executive Officer of PRX Pharmacy Systems, Inc., from 1982 to 1992. Mr. Wilson was Vice President of Operations and Chief Information Officer of Concepts Direct, Inc., from 1992 to 1994 and President of The Pawnee Group from 1994 to 1996. Mr. Wilson received a B.S. degree from the University of Wyoming School of Pharmacy and is a registered Pharmacist.

Compliance With Section 16(A) of the Exchange Act

The exercise of options by Mr. Frieberg in March 1999 and the subsequent sale of the underlying securities in March, May and June 1999 were not filed on Form 5. This omission was discovered in the preparation of this Form 10-KSB/A and will be filed on Form 5 in November 1999. The exercise of options and the sale of the underlying securities by Mr. Wilson in May 1999 were filed four months late on Form 5.

Report on Form 5 for Mr. Miller, reporting his beneficial ownership of Company Common Stock and options to purchase Company Common Stock, was filed three and one-half months late.

Item 10.  Executive Compensation

The following tables sets forth all compensation paid or accrued by the Company to the Chief Executive Officer and each of the other most highly compensated executive officers in the last three fiscal years.

                           Summary Compensation Table



                                                Annual Compensation                      Long-Term Compensation
                                        ------------------------------------      -------------------------------------
                                                                   Other          Securities       LTIP      All Other
                              Fiscal    Salary       Bonus      Compensation      Underlying     Payouts   Compensation
                                          ($)         ($)            ($)          Options (#)      ($)         ($)



John Esposito                  1999     127,400      95,000         6,000           30,000                     400
President and Chief            1998      80,000      69,300         6,000                                      300
Executive Officer              1997      80,000      50,700         6,000                                      200

Les N. Dace                    1999     113,000      75,000         6,000                                      400
Vice Chairman  & Director      1998     110,000     136,650         6,000           30,193                     400
                               1997     110,000     151,100         6,000                                      300

Rodger Wilson                  1999     127,300      15,600         6,000                                      400
Vice President and General     1998      80,000      73,100         6,000                                      300
Manager Pharmacy Division      1997      77,400      50,700         5,500           50,000                     300

Creighton Miller               1999     101,600      26,400            --           20,000                     400
Vice President and General     1998      80,000      14,318            --
Manager Operating Room         1997      80,000          --            --
& Blood Bank Divisions

John Tortorici                 1999      90,000     153,300                         57,409       200,000       400
Former Vice President &         (1)
General Manger
Blood Bank Division

(1) Mr. Tortorici served as Vice President and General Manager of the Blood Bank Division from September 1998 until July 1999.

                     Options/SAR Grants In Last Fiscal Year

  The following table sets forth certain information concerning options to purchase Common Stock of the Company granted to the individuals named in the Summary Compensation Table during fiscal 1999. No stock appreciation rights were granted in fiscal 1999.

                                 Number of       % of Total
                                 Securities       Options
                                 Underlying      Granted to
                                  Options       Employees in      Exercise             Expiration
     Name                         Granted        Fiscal Year     Base Price               Date
----------------                 ----------     ------------     ----------         ------------------
John Esposito                    30,000(1)          10.5%          6.9375           November 16, 2008
Creighton Miller                 20,000(1)           7.0%          6.9375           November 16, 2008
John Tortorici                   40,000(2)          14.0%          6.4100           September 23, 2008
John Tortorici                    9,472(3)           1.4%          5.544            March 15, 1999
John Tortorici                    7,937(4)           2.8%          6.111            July 16, 2003

----------
(1)  Options become  exercisable  25% each on November 1, 1999,  2000,  2001 and
     2002

(2) Options become exercisable 25% each on March 24, 1999, September 24, 1999, March 24, 2000 and September 24, 2001

(3) Options issued on September 28, 1998 per terms of the Informedics acquisition.

(4) Options become exercisable upon issuance and replace options to purchase Common Shares of Informedics which were issued prior to the acquisition.

(5)  Generally options will become exercisable upon a change in control.


          Aggregated Options/SAR Exercise in Last Fiscal Year And Value
           Of Outstanding Option/SAR Values At End Of Last Fiscal Year

The following table sets forth options exercised by the named executive officers during fiscal 1999 and the number and value of options held by them at June 30, 1999. No stock appreciation rights were granted and there were no outstanding stock appreciation rights at June 30, 1999. The fair market value on such date was $7.453 per share.

                           Shares
                          Acquired                    Number of Securities            Value of Unexercised
                             On         Value        Underlying Unexercised               In-the-Money
     Name                 Exercise    Realized    Options at End of Fiscal Year     Options End of Fiscal Year
----------------          --------  -----------    ----------------------------   ------------------------------
                                                   Exercisable    Unexercisable   Exercisable      Unexercisable
                                                   -----------    -------------   -----------      -------------
John Esposito                  --      $    --        52,500         47,500         $303,483          $ 96,893
Les Dace                       --           --        75,046         35,147          435,578            80,663
Rodger Wilson              25,000       91,300        25,000         25,000          112,950           112,950
Creighton Miller            3,000       15,750         5,000         20,000           32,265            10,310
John Tortorici              9,472        6,032        17,937         30,000           21,081            31,290


Compensation of Directors

It has been the Company's practice, starting in 1987, to conserve cash by compensating directors for their services primarily through the grant of stock options and shares of Common

Stock. In 1991 a Stock Option Plan for Non-Employee Directors (the "1991 Plan") was adopted. The 1991 Plan expired in 1997 and was replaced by the 1997 Stock Option Plan for Non-Employee Directors (the "1997 Plan"). A summary description of the 1997 Plan is set forth below under the heading "1997 Stock Option Plan for Non-Employee Directors."

Under the 1997 Plan each director in office on July 1, 1998 received 3,600 options (10,800 in the case of the Chairman) for services as a director, exercisable at $7.625, the fair market value of the Company's Common Stock on July 1, 1998, the date of grant. These options shall expire on July 1, 2006.

The 3,600 options (10,800 in the case of the Chairman) granted on July 1, 1999 under the 1997 Plan to each director in office on such date are exercisable at $7.03, the fair market value of the Company's Common Stock on July 1, 1999. These options shall expire on July 1, 2007.

Each director in office on July 1, 1998 also became entitled to receive for his services during fiscal 1999 shares of Common Stock with a value of $10,000 ($30,000 in the case of the Chairman) based on the average of the high and low market prices per share on the first day of each quarter in fiscal year 1999, which was $7.367. Therefore, the directors received 1,357 shares (4,072 shares in the case of the Chairman) for fiscal 1999.

Each director in office on July 1, 1999 is entitled to receive for his services during fiscal 2000 shares of Common Stock with a value of $10,000 ($30,000 in the case of the Chairman) based on the average of the high and low market prices per share on the first day of each quarter in fiscal year 2000.

The members of the Compensation Committee and Audit Committee receive $1,500 for each meeting attended.

1997 Stock Option Plan for Non-Employee Directors

The 1997 Stock Option Plan for Non-Employee Directors (the "1997 Plan") was adopted by the Board of Directors in June 1997 and subsequently approved by the Company's shareholders at the January 1998 Annual Meeting. Under the plan, 3,600 options are granted annually to each non-employee director in office on July 1st (10,800 shares in the case of the Chairman) for their service in the upcoming fiscal year. Options granted under this plan are exercisable at 100% of the fair market value on the date of grant and are for terms of eight years. Options issued under the 1997 Plan vest in two equal installments on the first day of the seventh month of the fiscal year in which issued and the first day of the following fiscal year, provided that the director is then in office or has retired or is out of office by reason of ill health or death. Newly elected directors receive options for 1,800 shares for each six-month period remaining in the fiscal year in which they are elected.

Employment Agreements

Employee agreements covering the 2000 fiscal year for executive officers of the Company are currently under consideration by the Compensation Committee of the Board of Directors.

1992 Equity Incentive Plan

Plan. Options previously granted and currently outstanding under the 1982 Plan generally vest and become exercisable in monthly installments over a two or three-year period, with each installment remaining exercisable for a five-year period after it vests. No options intended to be incentive stock options under the Internal Revenue Code of 1986 are currently outstanding.

Awards granted under the 1992 Equity Incentive Plan (the "Equity Incentive Plan") may include a wide range of Common Stock-based awards. Officers and other employees of the Company are eligible to participate in the Equity Incentive Plan. The maximum number of shares of Common Stock which may be issued under the Equity Incentive Plan at any time is 20% of the outstanding shares of the Company's Common Stock, except that no more than 500,000 shares may be issued pursuant to incentive stock options. No awards may be granted after the year 2002. The term of each stock option may not exceed ten years from the date of grant. The option price of each stock option is payable in cash, at the discretion of the option committee in shares of the Company's Common Stock, or by a combination thereof. Certain options under the Equity Incentive Plan held by former key employees of Informedics and issued to replace options to purchase shares of Informedics are incentive stock options. Otherwise no options intended to be incentive stock options under the Internal Revenue Code of 1986 are current outstanding.

All options under the Equity Incentive Plan have provisions which, generally speaking, accelerate vesting in the event of a change of control of the Company. Options granted under the Equity Incentive Plan which accelerate vesting upon a change in control could be an "anti-takeover defense" because, as a result of these provisions, a change in control of the Company could be more difficult or costly. This however, was not the Company's intention in adopting the Equity Incentive Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the beneficial ownership of the Company's Common Stock as of September 30, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the executive officers named in the Summary Compensation Table included elsewhere herein, (iii) each current director of the Company, and (iv) all directors and executive officers as a group.

                             Principal Shareholders

                                                                Number of Shares
                                                                 Acquired Within       Percentage of
Name and Addresses(1)                  Number of Shares(2)         60 Days(3,4)        Class Owned(2)
---------------------                  -------------------      ----------------       --------------
Lawrence Auriana(5)                         1,042,394                736,295                15.1%
Oracle Partners, L.P.,                        986,236                      0                16.0%
Oracle Institutional Partners,L.P.,
GSAM Oracle Fund, Inc.

----------
(1) Addresses are as follows: Lawrence Auriana: 140 East 45th Street, 43rd Floor, New York, NY 10017. The Oracle shareholders: 712 Fifth Avenue, 45th Floor, New York, NY 10019.

(2) Based on the numbers of shares outstanding at, plus for each shareholder or group, shares acquirable within 60 days of, September 30, 1999.

(3) Reflects the shares which may be acquired by the shareholder upon exercise of options and warrants which are exercisable within 60 days of September 30, 1999.

(4) Includes 674,695 warrants granted to Mr. Auriana for his loans to the Company in the bridge financings of the Company in fiscal 1995 and fiscal 1994.

(5)  Mr. Auriana is also Chairman and a director of the Company.

        Share Ownership by Directors, Nominees, Named Executive Officers and Directors and Executive Officers as a Group

                                              Number of Shares     Percentage
                                   Number     Acquirable Within     of Class
                                   Shares          60 Days            Owned
                                 ---------    -----------------    ----------
Lawrence Auriana                 1,042,394         736,295            15.1%
Jonathan H. Churchill               38,259          16,230              *
Roger Clark                         31,740          18,035              *
Les N. Dace                         85,097          85,097             1.4%
Joseph Delario                     291,605          91,230             4.3%
Jophn Freiberg                      29,134          12,201              *
Walter Kowsh, Jr.                   52,287          18,035              *
Hans Utsch                         119,490          18,035             1.9%
Clinton G. Weiman                   13,872           8,867              *
John Esposito                       62,100          60,000             1.0%
Creighton Miller                     6,000           6,000              *
Kerry Robison                           --              --              *
Rodger Wilson                        7,500           7,500              *
All Directors and Executive
Officers as a group
(13 persons)                     1,758,478       1,077,525            24.3%

----------

(1)  Addresses are as follows:  Lawrence Auriana:  see previous chart.  Jonathan
     Churchill:  One Battery Park Plaza, New York, New York 10004.  Roger Clark:
     330 Elm Street, Unit #1, New Canaan, CT 06840. Les Dace: 11211 Quivas Loop, Westminster, Colorado. Joseph Delario: 77 Independence Way North, Edgewater, NJ 07020. John Frieberg: 4402 South St. Andrew's Lane, Spokane, WA 99223. Walter Kowsh, Jr.: 64-08 136th Street, Flushing, NY 11367. Hans
     Utsch: 140 East 45th Street, 43rd Floor, New York, New York 10017.  Clinton
     Weiman: 2 Roberta Lane, Greenwich, CT 06830. John Esposito: 1121 Old Walt Whitman Road, Melville, NY 11747-3005. Rodger Wilson: 11711 West 79th Street, Lenexa, KS 66214.

(2) Based on the number of shares outstanding at September 30, 1999, plus, for each person or group, shares acquirable within 60 days of September 30, 1999.

(3) Reflects the shares which may be acquired by the shareholders upon exercise of options and warrants which are exercisable within 60 days of September 30, 1999.

*    Represents less than 1% of the Company's outstanding common stock.


Item 12. Certain Relationships and Related Transactions

The Company has an outstanding note payable to the Chairman of its Board of Directors, Mr. Auriana. The note totals $704,000 and accrues interest at 9%. A note payable to Mr. Delario, a director of the Company, totalling $100,000 was outstanding during the 1999 fiscal year. This note, along with accrued interest at 9%, was paid in full during the first quarter of fiscal year 2000.

Financial Advisory Services

In 1991, the Company agreed with Bowling Green Securities, Inc., an investment banking firm owned by Mr. Utsch, a director, and in which Messrs. Auriana, also a director, and Utsch are principals, that such firm would render investment banking advice to the Company and that, if any merger, acquisition, divestiture or analogous transaction is successfully consummated as a result of its efforts, the Company would pay a total fee related to the value of the company acquired or divested on the basis of 5% of the first $2 million, 4% of the second $2 million, 3% of the third $2 million, 2% of the fourth $2 million and 1% of any additional amounts.

Mr.  Delario,  a director of the  Company,  holds an option to  purchase  75,000 shares of the Company's Common Stock granted as payment for managerial and financial advisory services to be rendered in connection with mergers and acquisitions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       MEDIWARE INFORMATION SYSTEMS, INC.


Date:    October 28, 1999
                                                   BY:  /s/ John Esposito
                                                        -----------------------
                                                        John Esposito
                                                        President and
                                                        Chief Executive Officer