Form 10-Q
period 1999-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1999-11-19
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10768 MEDIWARE INFORMATION SYSTEMS, INC. (Exact name of registrant as specified in its charter)

New York	11-2209324
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1121 Old Walt Whitman Road
Melville, New York	11747-3005
(Address of principal executive offices)	(Zip Code)

(516) 423-7800
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 1, 1999, there were 6,194,536 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATIONS SYSTEMS, INC.

INDEX

Page
PART I Financial Information

ITEM 1. Financial Statements
Consolidated Balance Sheets as of September 30, 1999
(Unaudited) and June 30, 1999 (Audited)	3

Consolidated Statements of Operations
For the three months ended September 30, 1999 and 1998 (Unaudited)	4

Consolidated Statements of Cash Flows
For the three months ended September 30, 1999 and 1998 (Unaudited)	5

Notes to Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	7

Year 2000 Compliance	9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks	9

PART II Other Information

ITEM 6. Exhibits and Reports on Form 8-K	9

Signature Page	10

Exhibit 11

Schedule of Computation of Net Income (Loss) Per Share	11
Exhibit 27

Financial Data Schedule	12

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except shares)

	September 30, 1999	June 30, 1999
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 4,083	$ 3,556
Accounts receivable (net of allowance of $750 at September 30, 1999 and $907 at June 30, 1999)	7,853	8,361
Inventories	655	403
Prepaid expenses and other current assets	521	568
Deferred tax asset	448	448

Total current assets	13,560	13,336

Fixed assets, net	1,913	1,883
Capitalized software costs, net	4,865	4,289
Goodwill, net	6,181	6,266
Purchased technology, net	435	448
Other long-term assets	132	126

Total Assets	$ 27,086	$ 26,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$ 1,043	$ 1,137
Accounts payable	977	1,115
Advances from customers	5,679	5,347
Accrued expenses and other current liabilities	2,739	2,554

Total current liabilities	10,438	10,153
Other long-term liabilities	206	279

Total liabilities	10,644	10,432

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	—	—
Common stock, $.10 par value; authorized 12,000,000
shares; issued and oustanding, - 6,195,000 shares at September 30, 1999 and 6,146,000 at June 30, 1999	619	615
Additional paid-in capital	21,581	21,421
Accumulated deficit	(5,746)	(6,107)
Unearned compensation	0	(11)
Accumulated other comprehensive (loss)	(12)	(2)

Total stockholders’ equity	16,442	15,916

Total Liabilities and Stockholders’ Equity	$ 27,086	$ 26,348

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited) (Amounts in thousands, except per share amounts)

	Three Months Ended September 30,
	1999	1998
Revenues
System sales	$ 2,322	$ 2,923
Services	4,681	3,205

Total revenues	7,003	6,128

Cost and Expenses
Cost of systems	712	901
Cost of services	1,577	907
Purchased research and development	—	4,553
Software development costs	1,122	663
Selling, general and administrative	3,045	2,608

Total costs and expenses	6,456	9,632

Operating income (loss)	547	(3,504)
Interest and other income	38	41
Interest (expense)	(20)	(93)

Earnings (loss) before provision for income taxes	565	(3,556)
Provision for income taxes	(204)	(150)

Net Earnings (Loss)	361	(3,706)

Other Comprehensive Income, net of tax
Foreign currency translation adjustment	(12)	—

Comprehensive Income (Loss)	$ 349	$(3,706)

Earnings (Loss) Per Common Share
Basic	$ 0.06	$(0.66)

Diluted	$ 0.05	$(0.66)

Weighted Average Common Shares Outstanding
Basic	6,175	5,630

Diluted	7,159	5,630

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS For the Three Months Ended September 30, (Amounts in thousands)

	1999	1998
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net earnings (loss)	$ 361	$(3,706)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	543	399
Write-off of acquired research and development	—	4,553
Shares issued to directors	25	25
Compensatory stock options		10
Provision for doubtful accounts	35	3
Changes in operating assets and liabilities:
Accounts receivable	473	(1,319)
Inventories	(252)	(117)
Prepaid and other	41	(156)
Accounts payable, accrued expenses and
customer advances	366	916

Net cash provided by operating activities	1,603	608

Cash Flows From Investing Activities
Acquisition of fixed assets	(185)	(396)
Capitalized software costs	(866)	(519)
Acquisition of Informedics	653

Net cash used in investing activities	(1,051)	(262)

Cash Flows From Financing Activities
Repayment of debt	(150)	(152)
Proceeds from exercise of options	139	10
Other	(4)	—

Net cash (used in) financing activities	(15)	(142)

Foreign currency translation adjustments	(10)	12

Net Increase in Cash and Cash Equivalents	527	216
Cash and cash equivalents at beginning of year	3,556	4,681

Cash and cash equivalents at end of year	$ 4,083	$ 4,897

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 94	$ 79
Income Taxes	$ 127	$ 62

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC., AND SUBSIDIARIES NOTES TO UNAUDITED FINANICAL STATEMENTS

1.	FINANICAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 1999 included in the Company’s annual report filed on Form 10-KSB.

The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	EARNINGS (LOSS) PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company (“Common Stock”) outstanding for each period presented. For the three months ended September 30, 1999, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months ended September 30, 1998, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

3.	ACQUISITION

In September, 1998, the Company acquired Informedics, Inc. (“Informedics”) in exchange for 439,525 shares of the Company’s common stock on the basis of one Company share for each 6.3 shares of Informedics’ shares. The cost of the acquisition, which was accounted for as a purchase, aggregated $7,100,000, including acquisition costs of $801,000, assumed liabilities of $1,599,000 and $4,700,000 of common stock issued and options assumed (based on the market price of the Company’s common stock in December 1997, when the acquisition agreement was entered into). Assets acquired aggregated $2,547,000, including $917,000 of goodwill, $498,000 of technology and $653,000 of cash.

4.	SUBSEQUENT EVENTS

On November 1, 1999, the company announced the purchase of the LifeTrak(TM) blood bank donor software package developed by Carter BloodCare, and its intention to market the software on a worldwide basis. LifeTrak(TM) is a comprehensive system consisting of management systems for Donor, Laboratory and Distribution and has been used at the Carter BloodCare center for over three years. The LifeTrak(TM) Lab and Distribution systems are already 510(k) cleared by the Food and Drug Administration (“FDA”). The Donor system is awaiting FDA clearance for sales in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward–Looking Statements

Certain statements made in or incorporated into this 10-Q may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the “Act”) and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third party software, (iii) dependence on third party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company’s ability to manage its rapid growth, (vii) the effects of government regulations on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties. Amplification of such risks may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. The Company does not intend to update publicly any forward-looking statements.

Results of Operations

Total revenues for the quarter ended September 30, 1999 increased 14.3% or $875,000 from the prior year to $7,003,000. The increase was positively impacted by a full quarter of operating results for the Informedics’ Division acquired in late September of last year and growth in service revenues in all product centers.

System sales decreased by 20.6% or $601,000 from a year ago. Management believes that system sales were negatively impacted by purchasing decision delays related to Year 2000 issues.

Service revenues increased by 46.1% and $1,476,000 compared to last year. The increase was attributable to the contribution of the Informedics’ product center, increased levels of implementation activity related to Y2K upgrades, and implementation of the Company’s WORx pharmacy information system, and growth in past contract support in the Hemocare product center.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems was 30.6% of related system sales compared to 30.8% last year. Cost of systems decreased by 21% or $189,000 from $901,000 in the first quarter of 1998. This decrease in cost was principally due to the decrease in system sales.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses. Technical employees can perform both client services and software development depending on customer requirements. Thus the costs associated with these technical employees and the resulting costs of services which are booked will vary from period to period with customers needs. Cost of services increased by $670,000 to $1,577,000 in the current year and was 33.7% of related revenues compared to 28.3% last year. This increase is primarily related to an increase in implementation personnel needed to fulfill contract obligations resulting from the increased sales of systems during the past year and a reallocation of overhead costs to service departments.

Software development costs include salaries, consulting documentation, office and other expenses incurred in product development along with amortization of software development costs. Software development costs increased 69.2% or $459,000 from the same quarter last year. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding capitalized software amortization were $1,834,000 as compared to $991,000 in the first three months of fiscal 1999. Spending on development has increased among all company divisions. The Company expects to continue substantial software development expenditures for the foreseeable future.

Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included are bad debt expenses; legal, accounting and professional fees; salaries and bonus expense for corporate, divisional, financial and administrative staff; utilities, rent, communication and other office expenses; and other related direct administrative expenses. Selling, general and administrative expenses increased by $437,000 or 16.8% from $2,608,000 in the first three months of fiscal 1999 to $3,045,000 in the same period in fiscal 2000. This increase in cost is due to higher communications, travel, administrative, marketing, legal and professional costs, as well as the addition of the Informedics product center.

Net interest expense decreased $73,000 or 78.5% in the first three months of fiscal 2000 versus the same period a year ago. For the three month period the reduced interest expense is due to the full repayment during fiscal 1999 of the outstanding balance remaining from the acquisition of the Pharmakon and JAC divisions of Continental Healthcare Systems, Inc.

The Company’s effective tax rate increased to 36% in the first quarter of fiscal 2000, as compared to 15% in the same quarter in fiscal 1999. The Company's effective tax rate is expected to continue at the same rate through fiscal year 2000.

Net earnings for the quarter increased $4,067,000 or 109.7%, from a loss of $3,706,000 for the first quarter of fiscal 1999 to a net profit of $361,000 for the same period in fiscal 2000. Excluding a September 1998 one-time charge for in-process research and development related to the acquisition of Informedics, net earnings decreased 57.4 percent, from $847,000 in the first quarter of fiscal 1999 to $361,000 for the same period in fiscal 2000.

Liquidity and Capital Resources:

As of September 30, 1999 the Company had cash and cash equivalents of $4,083,000, an increase of $527,000 from the fiscal year end June 30, 1999. Net working capital was $3,122,000 and the current ratio was 1.30:1. The Company generated net cash from operations of $1,603,000 and $608,000 during the three-month period ended September 30, 1999 and 1998, respectively. The increase in net cash from operations is due primarily to a decrease in receivables and earnings before non-cash items such as depreciation and amortization.

The Company invested $1,051,000 and $262,000 during the three month period ended September 30, 1999 and 1998, respectively, The principal uses of cash for investing activities during the quarter included purchases of fixed assets and investments in product development. The purchases were comprised of equipment and software primarily related to product development activities. The Company capitalized $866,000 and $519,000 for the quarters ended September 30, 1999 and 1998, respectively. The investments in product development were related to continuing new development in the Pharmacy, or, and Blood Bank divisions. The Company plans to continue enhancing its products and investing into its next generation information systems.

Cash used in financing activities for the quarter ended September 30, 1999 and 1998, related primarily to the repayment of debt. During the current quarter the Company repaid notes payable to a director in the amount of $100,000, and a non-affiliate in the amount of $50,000.

The recent acquisition of the LifeTrack(TM) blood bank donor software package from Carter BloodCare will be financed by current cash reserves as well as funds generated by operations.

Exclusive of activities involving any future acquisitions of products or companies that compliment or augment the existing line of products, management believes that existing funds and cash generated from operations will be sufficient to meet operating requirements for the remainder of fiscal year 2000. The Company’s liquidity is influenced by the Company’s ability to perform in a competitive industry that is currently impacted by Year 2000 readiness concerns and the related deferral of system purchases and implementations of systems. The factors that may affect liquidity are the ability to maintain or reduce the length of the sales cycle, and the ability to collect cash from clients as implementations of systems progresses.

Year 2000 Compliance

A discussion of the Company’s Year 2000 compliance may be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For a discussion of quantitative and qualitative disclosures about market risks, please see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).	Exhibits

Exhibit 11. Schedule of Computation of Net Income (Loss) Per Share
(b).	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MEDIWARE INFORMATION SYSTEMS, INC. (Registrant)

Date: November 19, 1999 (Date)	/s/ John Esposito John Esposito President and Chief Executive Officer

Date: November 19, 1999 (Date)	/s/ Kerry Robison Kerry Robison Chief Financial and Accounting Officer