Form 10-Q/A
period 1999-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 1999-12-27
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q/A

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

	1999	1998
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net earnings (loss)	$ 361	$(3,706)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	543	399
Write-off of acquired research and development	—	4,553
Shares issued to directors	25	25
Compensatory stock options	11	10
Provision for doubtful accounts	35	3
Changes in operating assets and liabilities:
Accounts receivable	473	(1,319)
Inventories	(252)	(117)
Prepaid and other	41	(156)
Accounts payable, accrued expenses and
customer advances	366	916

Net cash provided by operating activities	1,603	608

Cash Flows From Investing Activities
Acquisition of fixed assets	(185)	(396)
Capitalized software costs	(866)	(519)
Acquisition of Informedics	653

Net cash used in investing activities	(1,051)	(262)

Cash Flows From Financing Activities
Repayment of debt	(150)	(152)
Proceeds from exercise of options	139	10
Other	(4)	—

Net cash (used in) financing activities	(15)	(142)

Foreign currency translation adjustments	(10)	12

Net Increase in Cash and Cash Equivalents	527	216
Cash and cash equivalents at beginning of year	3,556	4,681

Cash and cash equivalents at end of year	$ 4,083	$ 4,897

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 94	$ 79
Income Taxes	$ 127	$ 62

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC., AND SUBSIDIARIES NOTES TO UNAUDITED FINANICAL STATEMENTS

1.	FINANICAL STATEMENTS

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
MEDIWARE INFORMATION SYSTEMS, INC. (Registrant)

Date: December 15, 1999 (Date)	/s/ Kerry Robison Kerry Robison Chief Financial and Accounting Officer