Form 10-Q
period 1999-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2000-02-18
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



     |X|  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 (516) 423-7800
               (Registrant's telephone number including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of February 10, 2000, there were 6,962,790 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATIONS SYSTEMS, INC.


                                      INDEX
                                                                            Page
                                                                            ----

PART I   Financial Information

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1999
         (Unaudited) and June 30, 1999 (Audited) ............................  3

         Consolidated Statements of Operations and Comprehensive Income
         For the three and six months ended December 31,
         1999 and 1998 (Unaudited) ..........................................  4

         Consolidated Statements of Cash Flows
         For the six months ended
         December 31, 1999 and 1998 (Unaudited) .............................  5

         Notes to Financial Statements  .....................................  6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................  7


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks......... 10


PART II  Other Information

ITEM 2.  Sales of Securities Not Registered Under the
         Securities Act of 1933 ............................................. 10

ITEM 6.  Exhibits and Reports on Form 8-K  .................................. 10


Signature Page  ............................................................. 11


Exhibit 11

Schedule of Computation of Net Income (Loss) Per Share ...................... 12

Exhibit 27

Financial Data Schedule ..................................................... 13

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except shares)

                                                             December 31,    June 30,
                                                                1999           1999
                                                             ------------    --------
                                                             (Unaudited)    (Audited)
ASSETS
Current Assets
     Cash and cash equivalents                                $  3,465      $  3,556
     Accounts receivable (net of allowance of $777 at
      December 31, 1999 and $907 at June 30, 1999)               8,591         8,361
     Inventories                                                   475           403
     Prepaid expenses and other current assets                     451           568
     Deferred tax asset                                            448           448
                                                              --------      --------
        Total current assets                                    13,430        13,336
                                                              --------      --------
Fixed assets, net                                                1,901         1,883
Capitalized software costs, net                                  5,510         4,289
Goodwill, net                                                    6,062         6,266
Purchased technology, net                                        1,950           448
Other long-term assets                                             140           126
                                                              --------      --------
        Total Assets                                          $ 28,993      $ 26,348
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable and current portion of long-term debt      $  1,104      $  1,137
     Accounts payable                                            1,151         1,115
     Advances from customers                                     5,732         5,347
     Accrued expenses and other current liabilities              3,212         2,554
                                                              --------      --------
        Total current liabilities                               11,199        10,153

Other long-term liabilities                                        139           279
                                                              --------      --------
        Total liabilities                                       11,338        10,432
                                                              --------      --------

Stockholders' Equity
     Preferred stock, $.01 par value; authorized 10,000,000
      shares; none issued or outstanding                          --            --
     Common stock, $.10 par value; authorized 12,000,000
      shares; issued and outstanding; 6,969,000 shares at
      December 31, 1999 and 6,146,000 at June 30, 1999             697           615
     Additional paid-in capital                                 22,298        21,421
     Accumulated deficit                                        (5,313)       (6,107)
     Unearned compensation                                        --             (11)
     Accumulated other comprehensive (loss)                        (27)           (2)
                                                              --------      --------
        Total stockholders' equity                              17,655        15,916
                                                              --------      --------
        Total Liabilities and Stockholders' Equity            $ 28,993      $ 26,348
                                                              ========      ========


                 See Notes to Consolidated Financial Statements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                          Three Months Ended         Six Months Ended
                                                             December 31,              December 31,
                                                          -------------------     --------------------
                                                            1999        1998        1999         1998
                                                          --------    --------    --------    --------
Revenues
      System sales                                        $  2,062    $  3,039    $  4,384    $  5,962
      Services                                               4,992       3,897       9,673       7,102
                                                          --------    --------    --------    --------
         Total revenues                                      7,054       6,936      14,057      13,064
                                                          --------    --------    --------    --------

Cost and Expenses
      Cost of systems                                          843         916       1,555       1,817
      Cost of services                                       1,522       1,085       3,099       1,992
      Purchased research and development                      --          --          --         4,553
      Software development costs                               989         858       2,111       1,521
      Selling, general and administrative                    3,034       3,055       6,079       5,663
                                                          --------    --------    --------    --------
         Total costs and expenses                            6,388       5,914      12,844      15,546
                                                          --------    --------    --------    --------

         Operating income (loss)                               666       1,022       1,213      (2,482)

Interest and other income                                       28          29          66          70
Interest (expense)                                             (17)        (13)        (37)       (106)
                                                          --------    --------    --------    --------
      Earnings (loss) before provision for income taxes        677       1,038       1,242      (2,518)
Provision for income taxes                                    (244)       (155)       (448)       (305)
                                                          --------    --------    --------    --------

         Net Earnings (Loss)                                   433         883         794      (2,823)
                                                          --------    --------    --------    --------

Other Comprehensive Income, net of tax
      Foreign currency translation adjustment                  (15)       --           (27)       --
                                                          --------    --------    --------    --------

         Comprehensive Income (Loss)                      $    418    $    883    $    767    $ (2,823)
                                                          ========    ========    ========    ========

Earnings (Loss) Per Common Share
      Basic                                               $   0.07    $   0.15    $   0.13    $  (0.48)
                                                          ========    ========    ========    ========

      Diluted                                             $   0.06    $   0.13    $   0.11    $  (0.48)
                                                          ========    ========    ========    ========

Weighted Average Common Shares Outstanding
      Basic                                                  6,344       6,049       6,258       5,840
                                                          ========    ========    ========    ========

      Diluted                                                7,201       7,057       7,176       5,840
                                                          ========    ========    ========    ========



                 See Notes to Consolidated Financial Statements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                              Six Months Ended December 31,
                                                                              -----------------------------
                                                                                     1999       1998
                                                                                   -------    -------
Cash Flows From Operating Activities
    Net earnings (loss)                                                            $   794    $(2,823)
    Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                                 1,096        653
       Write-off of acquired research and development                                 --        4,553
       Shares issued to directors                                                       50         50
       Compensatory stock options                                                       11         20
       Provision for doubtful accounts                                                  99         15
    Changes in operating assets and liabilities:
       Accounts receivable                                                            (329)    (1,352)
       Inventories                                                                     (72)        11
       Prepaid and other                                                               103       (232)
       Accounts payable, accrued expenses and
        customer advances                                                              314      1,248
                                                                                   -------    -------
    Net cash provided by operating activities                                        2,066      2,143
                                                                                   -------    -------

Cash Flows From Investing Activities
    Acquisition of fixed assets                                                       (305)      (665)
    Capitalized software costs                                                      (1,793)      (714)
    Acquisition of technology                                                         (785)      --
    Acquisition of Informedics                                                        --          653
                                                                                   -------    -------
    Net cash used in investing activities                                           (2,883)      (726)
                                                                                   -------    -------

Cash Flows From Financing Activities
    Principal payments of long-term debt and
     capitalized leases                                                               (158)    (3,750)
    Proceeds from exercise of options and warrants                                     909         38
                                                                                   -------    -------
    Net cash provided by (used in) financing activities                                751     (3,712)
                                                                                   -------    -------

    Foreign currency translation adjustments                                           (25)        (2)
                                                                                   -------    -------

    Net (Decrease) in Cash and Cash Equivalents                                        (91)    (2,297)

    Cash and cash equivalents at beginning of period                                 3,556      4,681

                                                                                   -------    -------
    Cash and cash equivalents at end of period                                     $ 3,465    $ 2,384
                                                                                   =======    =======


Supplemental  disclosures of cash flow information
  Cash paid during the period for:
      Interest                                                                     $    94    $    98
      Income taxes                                                                 $   127    $    71

Non-cash investing activities:
   Accounts payable related to the purchase of technology                          $   750    $  --



                 See Notes to Consolidated Financial Statements.

              MEDIWARE INFORMATION SYSTEMS, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANICAL STATEMENTS


1.   FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1999 included in the Company's annual report filed on Form 10-KSB.

The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   EARNINGS (LOSS) PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. For the three and six months ended December 31, 1999, and the three months ended December 31, 1998, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the six months ended December 31, 1998, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

3.   ACQUISITIONS

In September, 1998, the Company acquired Informedics, Inc. ("Informedics") in exchange for 439,525 shares of the Company's common stock on the basis of one Company share for each 6.3 shares of Informedics' stock. The cost of the acquisition, which was accounted for as a purchase, aggregated $7,100,000, including acquisition costs of $801,000, assumed liabilities of $1,599,000 and $4,700,000 of common stock issued and options assumed (based on the market price of the Company's common stock in December 1997, when the terms of the acquisition agreement were agreed to). Assets acquired aggregated $2,547,000, including $917,000 of goodwill, $498,000 of technology and $653,000 of cash.

In November 1999, the company executed an agreement with Carter BloodCare (Dallas, Texas) for the purchase of LifeTrak(TM), a comprehensive blood center software package. LifeTrak(TM) was developed by Carter BloodCare and has been in use there for over three years. The LifeTrak(TM) Lab and Distribution modules were 510(k) cleared by the Food and Drug Administration ("FDA") prior to the acquisition. In December 1999, the Donor module received FDA 510(k) clearance. The Company is marketing LifeTrak(TM) on a world-wide basis. The purchase price aggregated $1,500,000, including $750,000 paid upon delivery of the product, and installments of $375,000 due upon clearance by the FDA of the Donor system and on June 30, 2000.

The Company also entered into a license agreement granting Carter BloodCare the right to continue use of the software in their blood center and laboratory facilities, and providing for additional purchase price payments to Carter BloodCare by the Company in an amount equivalent to 5% of LifeTrak(TM) software sales for a five-year term. The purchase price was attributed to purchased technology which is being amortized over its expected useful life of five years.

4.   RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 1999, the Chairman of the Board of Directors executed a total of 674,695 stock warrants and 15,000 stock options, increasing his ownership to 14.9% of the outstanding stock of the Company, as computed under Rule 13d-3 of the Securities and Exchange Commission. The warrants exercised were originally issued in connection with the fiscal 1995 bridge financing at an exercise price of $.50 per share for 545,000 shares and $1.25 per share for 129,695 shares. The stock options were exercised at a price of $5.25 per share and were originally granted as compensation for service as the Chairman of the Board. The Company received aggregate proceeds of $513,369 upon the above mentioned exercise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain  statements  made in or  incorporated  into  this  10-Q  may  constitute
"forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third party software, (iii) dependence on third party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulations on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. The Company does not intend to update publicly any forward-looking statements.

Results of Operations

Total Company revenues increased by 1.7% or $118,000 and 7.6% or $993,000 for the three and six months ended December 31, 1999, respectively, as compared to the same periods a year ago. For the quarter, increased revenues in the Blood Bank and JAC divisions were offset by flat or declining revenues in the Pharmacy and Operating Room divisions as a result of declines in new system sales. The year-to-date increase in revenues is primarily attributable to an increase in service revenues and a full six months of operations during fiscal 2000 for Informedics, which was acquired late in the first quarter of fiscal 1999.

System sales decreased 32% or $977,000 and 26.5% or $1,578,000 for the quarter and year-to-date periods compared to fiscal 1999. The decrease in system sales resulted primarily from a decrease in new business in the six-month period ended December 31, 1999. The Company believes the system sales were negatively and primarily impacted by purchasing decision delays related to Year 2000 issues, and additionally, by delays experienced in the delivery of new product releases. Management believes that interest in new system purchases has increased as a result of the passing of Y2K. However, there can be no assurances that system sales will rebound to levels seen prior to the publicly reported industry-wide Y2K slowdown.

Service revenues increased 28% or $1,095,000 for the quarter and 36.2% or $2,571,000 for the six months compared to last year. Increases occurred in all product lines and are attributable to increased levels of implementation activity related to Y2K upgrades and implementation of the Company's WORx(TM) Drug Therapy Management System to meet clients' Y2K deadlines. Additionally, the year-to-date increase was impacted by a full six months of Informedics' operations.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems was 40.9% of related system sales for the second quarter and 35.5% year to date compared to 30.1% and 30.5% for the same periods last year. The increase in cost of systems was primarily driven by a higher volume of low margin product upgrades in preparation for Y2K.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct client service department expenses. Cost of services increased by $437,000 or 40.3% for the second quarter and $1,107,000 or 55.6% year to date compared to the same periods in fiscal 1999 on the increase in service revenues over last year. As a percent of related service revenues, cost of services increased to 30.5% from 27.8% for the second quarter and to 32.0% from 28.0% year to date. This increase in cost primarily reflects an increase in technical field installation and customer support activities related to the Company's Pharmacy and Blood Bank divisions.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development along with amortization of software development costs. Software development costs increased 15.3% for the quarter to $989,000 and 38.9% for the six months to $2,111,000 for the same periods last year. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding capitalized software amortization were $1,634,000 and $3,332,000, respectively, for the three and six months ended compared to $1,052,000 and $2,044,000 in fiscal 1999. The increased spending reflects development costs for the Pharmacy Division's WORx product line, significant investing in new development of the Company's core blood bank product offerings and, to a lesser degree, development related to the Operating Room Division's PCMWin, Windows client/server based line of products.

Selling, general and administrative expenses remained fairly constant for the quarter compared to last year at $3,034,000 this year versus $3,055,000 in fiscal 1999. For the six months ended December 31, 1999, selling, general and administrative expenses increased $416,000 or 7.3% to $6,079,000. The increase in cost was primarily due to increased selling related expenses as well as the inclusion of a full six months of operations of the Informedics product center.

Interest expenses increased by 30.8% for the three months and decreased by 65.1% for the six months ended December 31, 1999, compared to the prior year to $17,000 and $37,000 respectively. The decrease reflects the repayment during fiscal 1999 of the outstanding balance remaining from the acquisition of the Pharmakon and JAC divisions of Continental Healthcare Systems, Inc.

Net earnings were $433,000 for the quarter, a 51% or $450,000 decline from the second quarter last year. For the current six months ended, net earnings increased $3,617,000 to $794,000 compared to a net loss of $2,823,000 at December 31, 1998. Excluding a September 1998 one-time charge for in-process research and development related to the acquisition of Informedics, net earnings decreased $936,000 or 54.1%, from $1,730,000.

Capital Resources and Liquidity

As of December 31, 1999 the Company had cash and cash equivalents of $3,465,000, a decrease of $91,000 from the fiscal year end June 30, 1999. Net working capital was $2,230,000 and the current ratio was 1:20:1. The Company generated net cash from operations of $2,066,000 and $2,143,000 during the six-month periods ended December 31, 1999 and 1998, respectively. The decrease in net cash from operations is due to a decrease in net income resulting from a slow down in software purchases by customers due to concerns about Year 2000 readiness.

The Company invested $2,883,000 and $726,000 during the six-month period ended December 31, 1999 and 1998, respectively. The principal uses of cash for investing activities during the current period included purchases of fixed assets, investments in product development, and the payment of $750,000 towards the purchase of the LifeTrak(TM) blood center software package to enhance the Company's suite of blood bank product offerings. The balance of $750,000 is payable one-half upon 510(k) approval and one-half at June 30, 2000. During the period, the Company spent $305,000 on purchases of fixed assets primarily related to equipment and software to accommodate increases in employees, upgrading aged systems and for use in product development activities. For the same period in 1998, fixed asset purchases of $665,000 were primarily related to the Pharmacy office relocation and expansion of facilities. The Company capitalized new product development of $1,793,000 and $714,000 for the periods ended December 31, 1999 and 1998, respectively. The investments in product development were related to continuing new development in the Pharmacy and Blood Bank divisions. The Company plans to continue enhancing its products and investing in its next generation information systems.

Cash flows from financing activities for the period ended December 31, 1999 related to the exercise of options and warrants which aggregated to $909,000. Cash used in financing activities for the period ended December 31, 1999 include a repayment of notes payable to a director in the amount of $100,000 and repayment of notes payable to a non-affiliate in the amount of $50,000. Cash used in financing activities for the period ended December 1998 related to the repayment of a promissory note issued to IHS pursuant to the acquisition of their Pharmakon and JAC operations. During the period ended December 31, 1999, the Company received $513,000 upon the exercise by the Chairman of the Board of Directors of stock options and warrants totaling 690,000 shares of common stock. Additionally, the Company received approximately $404,000 upon the exercise of 127,000 stock options.

Exclusive of activities involving acquisitions of products or companies that complement or augment the existing line of products, management believes that existing funds and cash generated from operations will be sufficient to meet operating requirements through December 31, 2000. However, there can be no assurances the Company will continue to operate at current cash levels long-term, and it may be necessary to seek financial arrangements to continue the plan of significant investments into the Company's core product lines. The Company's liquidity is influenced by the Company's ability to perform in a competitive industry that was impacted by Y2K-readiness concerns and the deferral of purchases and implementations of systems. Factors that may affect liquidity are the ability to maintain or improve the sales cycle, and the ability to collect cash from clients as implementations of systems progress.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For a discussion of quantitative and qualitative disclosures about market risks, please see the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.


PART II  OTHER INFORMATION

ITEM 2.  SALE OF SECURITIES NOT REGISTERED UNDER SECURITIES ACT OF 1933 ("Act")

                                   Number of Shares
          Date of Sale             of Common Stock             Consideration
          ------------             ----------------            -------------

        December 17, 1999              545,000                   $ 272,500
        December 17, 1999              129,695                   $ 162,119

No underwriters or other purchasers were involved. All securities were sold for cash upon the exercise of warrants to purchase Common Stock acquired in 1995. The sale of the above described shares was exempt from registration under the Act by reason of Section 4(2) of the Act. All shares were acquired for investment and not for distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a). Exhibits

Exhibit 11.  Schedule of Computation of Net Income (Loss) Per Share

Exhibit 27.   Financial Data Schedule

(b). Reports on Form 8-K


No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEDIWARE INFORMATION SYSTEMS, INC.
                                        ----------------------------------
                                                 (Registrant)



February 18, 2000                        /s/ John Esposito
-----------------                        ---------------------------------------
    (Date)                               John Esposito
                                         President and Chief Executive Officer




February 18, 2000                         /s/ Kerry Robison
-----------------                         --------------------------------------
     (Date)                               Kerry Robison
                                          Chief Financial and Accounting Officer