Form 10-Q
period 2000-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2000-05-12
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from _________ to __________.


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

                                 (631) 423-7800

               (Registrant's telephone number including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 5, 2000, there were 7,004,432 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATIONS SYSTEMS, INC.


                                   INDEX                                    Page

PART I   Financial Information

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000
         (Unaudited) and June 30, 1999 (Audited)............................. 3

         Consolidated Statements of Operations
         for the three and nine months ended March 31, 2000 and
         1999 (Unaudited) .....................................................4

         Consolidated Statements of Cash Flows
         for the nine months ended March 31, 2000 and
         1999 (Unaudited)......................................................5

         Notes to Financial Statements.........................................6

         Independent Auditors' Report..........................................7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...........10


PART II  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K.....................................10


Signature Page................................................................11


Exhibit 11

Schedule of Computation of Net Income  Loss) Per Share........................12

Exhibit 15

Letter of awareness from Richard A. Eisner & Company, LLP
dated May 12, 2000 concerning unaudited interim fnancial information..........13

Exhibit 27

Financial Data Schedule.......................................................14

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except shares)


                                                                               March 31,             June 30,
                                                                                 2000                  1999
                                                                               --------              --------
                                                                              (Unaudited)            (Audited)

ASSETS
Current Assets
     Cash and cash equivalents                                                 $  3,810              $  3,556
     Accounts receivable (net of allowance of $1,031 at
      March 31, 2000 and $907 at June 30, 1999)                                   6,812                 8,361
     Inventories                                                                    189                   403
     Prepaid expenses and other current assets                                      605                   568
     Deferred tax asset                                                             721                   448
                                                                               --------              --------
        Total current assets                                                     12,137                13,336
                                                                               --------              --------

Fixed assets, net                                                                 2,042                 1,883
Capitalized software costs, net                                                   6,520                 4,289
Goodwill, net                                                                     5,946                 6,266
Purchased technology, net                                                         1,888                   448
Other long-term assets                                                              151                   126
                                                                               --------              --------
        Total Assets                                                           $ 28,684              $ 26,348
                                                                               ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable and current portion of long-term debt                       $  1,159              $  1,137
     Accounts payable                                                             1,485                 1,115
     Advances from customers                                                      6,019                 5,347
     Accrued expenses and other current liabilities                               3,435                 2,554
                                                                               --------              --------
        Total current liabilities                                                12,098                10,153

Other long-term liabilities                                                          74                   279
                                                                               --------              --------
        Total liabilities                                                        12,172                10,432
                                                                               --------              --------

Stockholders' Equity
     Preferred stock, $.01 par value; authorized 10,000,000
      shares; none issued or outstanding                                             --                    --
     Common stock, $.10 par value; authorized 12,000,000
      shares; issued and outstanding; 7,004,000 shares at
      March 31, 2000 and 6,146,000 at June 30, 1999                                 701                   615
     Additional paid-in capital                                                  22,363                21,421
     Accumulated deficit                                                         (6,517)               (6,107)
     Unearned compensation                                                            -                   (11)
     Accumulated other comprehensive (loss)                                         (35)                   (2)

        Total stockholders' equity                                               16,512                15,916
                                                                               --------              --------
        Total Liabilities and Stockholders' Equity                             $ 28,684              $ 26,348
                                                                               ========              ========




                 See Notes to Consolidated Financial Statements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                              Three Months Ended             Nine Months Ended
                                                                                   March 31,                      March 31,
                                                                           ------------------------        -------------------------
                                                                             2000            1999            2000            1999
                                                                           --------        --------        --------        --------

Revenues
      System sales                                                         $  1,913        $  3,285        $  6,297        $  9,246
      Services                                                                4,376           4,015          14,050          11,117
                                                                           --------        --------        --------        --------
         Total revenues                                                       6,289           7,300          20,347          20,363
                                                                           --------        --------        --------        --------

Cost and Expenses
      Cost of systems                                                           719           1,080           2,275           2,897
      Cost of services                                                        2,034           1,030           5,133           3,023
      Purchased research and development                                         --              --              --           4,553
      Software development costs                                              1,428             859           3,539           2,380
      Selling, general and administrative                                     4,042           3,174          10,121           8,837
                                                                           --------        --------        --------        --------
         Total costs and expenses                                             8,223           6,143          21,068          21,690
                                                                           --------        --------        --------        --------

         Operating income (loss)                                             (1,934)          1,157            (721)         (1,327)

Interest and other income                                                        21              20              80              90
Interest (expense)                                                              (12)            (37)            (42)           (143)
                                                                           --------        --------        --------        --------
      Earnings (loss) before provision for income taxes                      (1,925)          1,140            (683)         (1,380)
Benefit (provision)for income taxes                                             721            (172)            273            (477)
                                                                           --------        --------        --------        --------

         Net Earnings (Loss)                                                 (1,204)            968            (410)         (1,857)
                                                                           --------        --------        --------        --------

Other Comprehensive Income, net of tax
      Foreign currency translation adjustment                                    (7)            (16)            (33)             --
                                                                           --------        --------        --------        --------

         Comprehensive Income (Loss)                                       $ (1,211)       $    952        $   (443)       $ (1,857)
                                                                           ========        ========        ========        ========

Earnings (Loss) Per Common Share
      Basic                                                                $  (0.17)       $   0.16        $  (0.06)       $  (0.32)
                                                                           ========        ========        ========        ========

      Diluted                                                              $  (0.17)       $   0.14        $  (0.06)       $  (0.32)
                                                                           ========        ========        ========        ========

Weighted Average Common Shares Outstanding
      Basic                                                                   7,004           6,049           6,505           5,840
                                                                           ========        ========        ========        ========

      Diluted                                                                 7,004           7,120           6,505           5,840
                                                                           ========        ========        ========        ========



                 See Notes to Consolidated Financial Statements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)




                                                                                        Nine Months Ended March 31,
                                                                                        -------------------------
                                                                                          2000             1999
                                                                                         -------          -------

Cash Flows From Operating Activities
    Net earnings (loss)                                                                  $  (410)         $(1,857)
    Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                                       1,696            1,339
       Write-off of acquired research and development                                         --            4,553
       Deferred tax assets                                                                  (273)              --
       Shares issued to directors                                                             75               50
       Compensatory stock options                                                             11               30
       Provision for doubtful accounts                                                       447               15
    Changes in operating assets and liabilities:
       Accounts receivable                                                                 1,102           (1,067)
       Inventories                                                                           214             (107)
       Prepaid and other                                                                     (62)            (431)
       Accounts payable, accrued expenses and
        customer advances                                                                  1,890            1,769
                                                                                         -------          -------
    Net cash provided by operating activities                                              4,690            4,294
                                                                                         -------          -------

Cash Flows From Investing Activities
    Acquisition of fixed assets                                                             (542)            (969)
    Capitalized software costs                                                            (3,123)          (1,437)
    Acquisition of technology                                                             (1,541)               -
    Acquisition of Informedics                                                                 -              653
                                                                                         -------          -------
    Net cash used in investing activities                                                 (5,206)          (1,753)
                                                                                         -------          -------

Cash Flows From Financing Activities
    Principal payments of long-term debt and
     capitalized leases                                                                     (150)          (3,750)
    Proceeds from exercise of options and warrants                                           953              202
                                                                                         -------          -------
    Net cash provided by (used in) financing activities                                      803           (3,548)
                                                                                         -------          -------

    Foreign currency translation adjustments                                                 (33)             (16)
                                                                                         -------          -------

    Net Increase (Decrease) in Cash and Cash Equivalents                                     254           (1,023)

    Cash and cash equivalents at beginning of period                                       3,556            4,681

                                                                                         -------          -------
    Cash and cash equivalents at end of period                                           $ 3,810          $ 3,658
                                                                                         =======          =======


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest                                                                           $   111          $   143
      Income Taxes                                                                       $   127          $    71
    Non-cash investing activities:
      Accounts payable related to purchase of technology                                 $   375          $     -






                 See Notes to Consolidated Financial Statements.

              MEDIWARE INFORMATION SYSTEMS, INC., AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS


In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1999 included in the Company's annual report filed on Form 10-KSB.

The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       EARNINGS (LOSS) PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three months ended March 31, 1999, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months and nine months ended March 31, 2000 and the three months ended March 31, 1999, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

3.       ACQUISITION OF SOFTWARE LICENSE

In November 1999, the Company acquired the rights to LifeTrak (TM), a comprehensive donor blood center software package from Carter BloodCare. The purchase price aggregated $1,500,000, including $750,000 paid upon delivery of the product, and installments of $375,000 due upon clearance by the FDA of the Donor system and on June 30, 2000. The Company also entered into a license agreement granting Carter BloodCare the right to continue use of the software in their blood center and laboratory facilities, and providing for royalty payments to Carter BloodCare by the Company in an amount equivalent to 5% of LifeTrak
(TM) software sales for a five-year term. Software was capitalized as purchased technology which is being amortized over its expected useful life of five years.


4.       RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2000, the Chairman of the Company exercised a total of 674,695 stock warrants and 15,000 stock options for a total exercise price of $513,369, increasing his ownership to 14.9% of the outstanding stock of the Company, as computed under Rule 13d-3 of the Securities and Exchange Commission. The warrants exercised were issued in connection with the fiscal 1995 bridge financing at an exercise price of $272,500 for 545,000 shares and $162,119 for 129,695 shares. The stock options were exercised at an aggregate price of $78,750 and were granted as compensation for service as the Chairman of the Board.

INDEPENDENT ACCOUNTANTS' REPORT


To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.


We have reviewed the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of March 31, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated September 24, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Richard A. Eisner & Company, LLP


May 9, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in or incorporated into this 10-Q constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third party software, (iii) dependence on third party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition and the markets acceptance of the Company's products, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulations on the Company, (viii) product related liabilities, (ix) delays in product development or installation
(xi) risks associated with system errors and warranties. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. The Company does not intend to update publicly any forward-looking statements.

Results of Operations

Total Company revenues decreased by 13.8% or $1,011,000 for the three months ended March 31, 2000. Revenues for the nine months ended March 31, 2000 compared to the same period one year ago decreased by $16,000. For the quarter and fiscal year to date revenue, increases in our other divisions were primarily offset by flat or declining revenues in the Pharmacy division.

System sales decreased 41.8% or $1,372,000 and 31.9% or $2,949,000 for the quarter and year to date periods compared to fiscal 1999. A decrease in system sales occurred in all divisions and related primarily to a decrease in new business in the nine months ended March 31, 2000. The Company believes the system sales were negatively impacted by clients not initiating or delaying purchasing new systems due to their focus on preparing for Year 2000, and additionally, by delays experienced in the delivery of new product releases. Management believes that interest in new system purchases has increased as a result of the passing of Y2K; however, there can be no assurances that system sales will rebound to levels experienced prior to the publicly reported industry-wide Y2K slowdown.

Service revenues which includes recurring support, implementation and training services increased 9.0% or $361,000 for the quarter ended March 31, 2000 and 26.4% or $2,933,000 for the nine months ended compared to the same periods in fiscal year 1999. The increase in service revenues related to implementation services performed in all divisions primarily driven by Year 2000 preparations. Additionally, recurring support revenue growth was approximately 6.0% and 13.0% for the quarter and nine months ended March 31, 2000.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its complete system offering. Cost of systems decreased 33.4% or $361,000 and 21.5% or $622,000 for the quarter and nine months ended March 31, 2000 respectively. This decrease in cost of systems was due to the decrease in system sales. The gross margin on system sales for the quarter decreased 4.7 points to 62.4% from 67.1%. The quarter results were consistent with a 4.8 point decrease to 63.9% from 68.7% for the nine months ended March 31, 2000. The decrease in margin primarily related to a decrease in licensed software sales and a higher mix of low margin product, such as hardware and third party software, sold in preparation for Year 2000.

Cost of services includes the salaries of client service personnel and cost of client maintenance, along with the direct client service department expenses. Cost of services increased 97.5% or $1,004,000 and 69.8% or $2,110,000 for the quarter and nine months ended March 31, 2000, respectively. The gross margin on service revenue decreased 20.8 points to 53.5% from 74.3%, and 4.8 points to 63.5% from 68.7% for the quarter and nine months ended March 31, 2000 respectively. The increase in service costs and decrease in margin resulted primarily from increased technical field implementation and support staff in the Pharmacy and Blood Bank divisions to respond to implementation backlog and Year 2000 implementation obligations.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development along with amortization of software development costs. Software development costs increased 66.2% or $569,000 for the quarter to $1,428,000 and 48.7% or $1,159,000 to
$3,539,000 for the nine months ended March 31, 2000 compared to $859,000 and $2,380,000 for the same periods last year. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding capitalized software amortization were $2,338,000 and $5,671,000, respectively, for the three and nine months ended March 31, 2000 compared to $1,154,000 and $3,197,000 in fiscal 1999. The increased spending reflects the Company's commitment to development in all divisions, with significant investing in new products and functionality in the Blood Bank division, including a Windows client/server product, instrument interfaces, ISBT 128 bar-coding, LifeTrak(TM) testing module; the Pharmacy divisions WORx product offerings and to a lesser degree, development to the Operating Room Division's PCMWin, Windows client/server line of products.

Selling, general and administrative expenses increased 27.3% or $868,000 and 14.5% or $1,284,000 for the quarter and nine months ended March 31, 2000. The increase primarily related to approximately $732,000 of charges for severance expense and related professional expenses for changes in management positions, increased professional fees, and an increase to the reserve for bad debts. The increase is also reflective of the establishment of a sales team dedicated to the Operating Room product line, expenses associated with the LifeTrak (TM) acquisition as well as the inclusion of a full nine months of operations of the Informedics product center.

Net loss for the quarter was $1,204,000 or basic loss per share of $0.17, compared to net earnings of $968,000 or diluted earnings per share of $0.14. The net loss for the nine months ended March 31, 2000 was $410,000 or basic loss per share of $0.06, compared to a net loss of $1,857,000 (net of a charge of $4,553,000 for purchased research and development) or basic loss per share of $0.32 for the same period fiscal year 1999.


Capital Resources and Liquidity

As of March 31, 2000, the Company had cash and cash equivalents of $3,810,000, an increase of $254,000 from the fiscal year end June 30, 1999. The Company generated net cash from operations of $4,690,000 and $4,294,000 during the nine-month periods ended March 31, 2000 and 1999, respectively.

The Company expended $5,206,000 and $1,753,000 for investing activities during the nine-month period ended March 31, 2000 and 1999, respectively. The principal uses of cash for investing activities during the current period included investments in product development and fixed assets, and payment of

$1,075,000 towards the purchase of the LifeTrak (TM) blood center software package and fixed assets. The balance of $375,000 is payable at June 30, 2000. During the nine month period ended March 31, 2000, the Company spent $542,000 on other fixed assets for equipment and software to accommodate increases in employees and other fixed assets for a Dallas, Texas location, upgrading aged systems and for use in product development. For the same nine-month period in 1999, fixed asset purchases of $969,000 primarily related to the Pharmacy office relocation and expansion of facilities. The Company capitalized new product development of $3,123,000 and $1,437,000 for the periods ended March 31, 2000 and 1999, respectively. The Company plans to expend funds in continuing to enhance its products and invest in its next generation information systems.

Cash receipts from financing activities for the period ended March 31, 2000 related to the exercise of options and warrants, which aggregated to $953,000. Cash used in financing activities for the period ended March 31, 2000 include a repayment of $100,000 of notes to a director and repayment of $50,000 of notes to a non-affiliate. Cash used in financing activities for the period ended March 31, 1999 related to the repayment of a promissory note issued to IHS as part of the purchase price for the Pharmakon and JAC operations. During the nine month period ended March 31, 2000, the Company received $953,000 upon the exercise by the Chairman of the Board of Directors and others of stock options and warrants.

In the absence of acquisitions of products or companies, management believes that existing funds and cash generated from operations will be sufficient to meet operating requirements through at least March 31, 2001. However, there can be no assurances the Company will continue to operate at current cash levels long-term, and it may be necessary to seek financial arrangements to continue the plan of significant investments into the Company's core product lines. The Company's liquidity is influenced by the Company's ability to perform in a competitive industry that was impacted by Y2K-readiness concerns and the deferral of purchases and implementations of systems.



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


PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a).     Exhibits

Exhibit 11.  Schedule of Computation of Net Income (Loss) Per Share

Exhibit 15. Letter of awareness from Richard A. Eisner & Company, LLP dated May 12, 2000 concerning unaudited interim fnancial information.

Exhibit 27.  Financial Data Schedule

(b).          Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MEDIWARE INFORMATION SYSTEMS, INC.

                                       (Registrant)

May 12, 2000                 /s/ Michael Montgomery
                             ----------------------
   (Date)                        Michael Montgomery
                                 President, Director and Chief Executive Officer



May 12, 2000                 /s/ Kerry Robison
                             ----------------------
   (Date)                        Kerry Robison
                                 Chief Financial and Accounting Officer