Form 10-K
period 2000-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2000-10-16
CIK 874733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 1-10768

                       MEDIWARE INFORMATION SYSTEMS, INC.
           (Exact name of the registrant as specified in its charter)

            New York                                     11-2209324
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   11711 West 79th Street, Lenexa, KS                      66214
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (913) 307-1000

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                                                     (Continued)

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of common stock on September 25, 2000 as reported on the NASDAQ Small Cap Market, was approximately $26,430,000.

The number of shares outstanding of the registrant's common stock, as of September 25, 2000 was 7,133,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report.

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

The Company's systems are installed in over 1,100 hospital departments including some of the industry's most prestigious institutions. The Company's products improve the availability of clinical information while enabling hospitals to decrease the expenses associated with managing the clinical departments. These benefits are of critical importance to hospital administrators who face increasing financial and regulatory pressures. The Company believes that it has the largest number of systems installed in the "best of breed" pharmacy and blood bank systems markets, and that these products have gained their leadership position because of rich functionality, ease of integration and excellent customer service. These core competencies have influenced some of the most prestigious hospitals in North America to purchase the Company's systems.

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

In November 1999, the Company expanded its Blood Bank Division with the acquisition of LifeTrak(TM) from Carter BloodCare ("Carter"), Dallas, Texas. LifeTrak is a comprehensive system for managing donor, laboratory and distribution for the blood center.

In September 1998, the Company acquired Informedics, Inc., which develops and markets a line of computer software applications designed for hospital blood bank and blood centers.

In May 1990, the Company acquired Digimedics Corporation, one of the country's leading vendors of information management systems for hospital pharmacies. Digimedics had introduced the first open systems version of a comprehensive pharmacy information management system in the mid-1980's. In June 1996, Digimedics expanded its operations with the acquisition of certain assets of Information Handling Services Group ("IHS"), including the U.S. based Pharmakon Division and the U.K. based JAC Computer Services, LTD. The Pharmakon operations were subsequently merged with the Digimedics operations to form Pharmacy Division of the Company.

The Operating Room Division formed in April 1998 grew from the expansion of its Surgiware product center. The Surgiware system, licensed in September 1990, is a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery.

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

The Company also seeks (but cannot provide assurance that it will be able) to develop strategic partnerships that are complimentary to its core markets and product set, mutually beneficial to both parties and that provide a greater value proposition to the customer then could be realized without the strategic relationship.

The Healthcare Information Systems Industry

As a result of recent events in the healthcare industry, the need for better quality has been brought more sharply into focus. The passage of the Balanced Budget Act (BBA) in 1997 sharply reduced Medicare funding to hospitals. The Institute of Medicine (IOM) released a report from 1999 on patient safety - "To Err is Human: Building a Safer Health System" - which documented the high incidence of avoidable medical errors that result in significant adverse outcomes including death. Several studies have recently appeared citing: (I) nursing care shortages, (ii) shortages of other healthcare professionals, like pharmacists, (iii) the increased use of poorly trained healthcare aids in patient care settings, (iv) concerns over pharmacy prescription errors, and (v) the overall lack of legible medical records as contributing factors to high incidences of medical errors resulting in disabilities and even death. New regulations mandated by the Healthcare Information Portability and Accountability Act (HIPPAA) will likely be finalized in 2000. The combination of reduced reimbursement, demands for improved patient safety, concerns over the quality of patient care, and requirements for improved access and security to patient information will place significant pressures on healthcare organizations. The Company believes it is ideally positioned to provide clinical information systems that address many of these issues impacting the quality and cost effectiveness of health care.

Historically, healthcare expenditures for information technology have lagged behind other industries, with investments averaging two to three percent of operating revenues, compared with an average of six to eight percent for other industries and 12% to 14% for information-sensitive sectors such as financial services. Healthcare information technology expenditures are expected to grow to over $28 billion by the year 2002. The Company estimates that there are approximately 4,000 hospitals in the United States, which would be potential customers for its products.

Competition in the market for clinical information systems is intense. The principal competitive factors are the functionality of the system, its design and capabilities, site references, reputation for ongoing support, the potential for enhancements, price and salesmanship. Also key is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company's products. These factors are discussed in the following analysis of each respective product line.

Blood Bank Division

The Blood Bank Division currently has four major blood bank information systems products - Hemocare(TM), the Company's cornerstone product and primary blood bank information system, LifeTrak(TM), acquired from Carter , LifeLine(TM), obtained as part of the Informedics acquisition in September 1998 and StarPath(TM), a clinical pathology system. Hemocare(TM) was originally designed in collaboration with Memorial Sloan-Kettering Cancer Center in 1981 and is sold either on a stand-alone basis or in conjunction with a clinical laboratory information system. Hemocare's software programs are organized into sub-systems, which perform over 200 functions, including the following:

o    Manage and control blood inventory

o    Perform long-term donor and transfusion record keeping

o    Perform medical screening

o Manage the collection, screening, testing, component preparation, labeling and distribution

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

Mediware believes that it is the only company to offer a comprehensive suite of products serving the hospital and blood center markets that assist customers in their efforts to remain compliant with regulatory agency guidelines. Currently the Hemocare application is installed in over 274 hospitals, ranging in size from 100 to 1,600 beds.

LifeLine(TM), the system acquired in the Informedics acquisition, has been marketed since 1984 throughout the world. With the addition of LifeLine and LifeTrak to the Company's blood bank product line, Mediware's total blood bank division systems installed base increased to 506, making it the industry's leading vendor of standalone, "best of breed" blood bank information systems.

LifeTrak(TM), the system acquired from Carter , has been marketed since January, 2000 to blood centers throughout the United States. The newer LifeTrak system is a Windows(TM) NT/95/98 application utilizing a Unix/Oracle(TM) Platform.

In addition to the initial sale of the Company's blood bank systems, revenues are generated from post contract support, averaging approximately 24% annually of the systems' original selling price. These maintenance contracts account for approximately 70% of this division's revenues and are recurring in nature.

Mediware competes primarily with vendors of laboratory information systems ("LIS"), which provide a blood bank subsystem as a part of their laboratory product, as well as other companies that market standalone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company. Mediware, however, enjoys the unique position of having all of its blood bank information systems approved for marketing by the Food and Drug Administration. The Company believes that the 510(k) approval process is sufficiently onerous to discourage many potential new entrants into this market segment.

New Products

The Blood Bank Division has developed and is currently testing software interfaces to various automated blood bank testing instruments. The development of these interfaces is in accordance with the terms and conditions of marketing agreements, which have been executed with Immucor, Inc. and Micro Typing Systems, Inc. These interfaces provide for the automated exchange of data between Mediware's blood bank systems and devices manufactured by the aforementioned companies. The Company continues to invest heavily in its core blood bank product offerings. Additionally, the Company is investing significant resources in developing a next generation Blood Bank information management system. The Company expects, but can not assure, FDA approval and to begin marketing the next generation system during fiscal 2001.

Pharmacy Division

In May 1990, the Company acquired Digimedics Corporation, one of the country's leading vendors of information systems for hospital pharmacies. The Digimedics pharmacy information system, based on the UNIX operating system, the "C" programming language, and the Unify relational database management system, was a leading competitor in the market. In June 1996, the Company acquired certain assets of the Pharmakon (U.S. based) and JAC (U.K. based) divisions of Information Handling Services Group ("IHS"). Pharmakon, which was available on a variety of minicomputer and mainframe hardware platforms, was also a leading competitive offering in the pharmacy systems market. This product is being replaced by the Company's next generation WORx product line.

In November 1997, the pharmacy division introduced a new n-tiered, Object Oriented, Windows based client/server pharmacy system known as the WORx Drug Therapy Management System. WORx has been sold to 80 hospital organizations encompassing 145 hospital sites. As a result of its Windows user interface, advanced underlying systems integration architecture and IDN friendly design, WORx is positioned as a potential hub for drug therapy management. This includes integration with automated drug dispensing cabinets manufactured by Pyxis Inc. (Pyxis(TM)), a division of Cardinal Health, Inc. and Omnicell Technologies, Inc. Interfaces to other pharmacy dispensing devices such as the AHI RxOBOT produced by a division of McKesson are in development.

WORx Universal, released in June 1999, provides access to clinical data via the Internet/intranet using a standard web browser on multiple platforms, including hand-held and wireless devices.

Currently there are over 50 hospitals using the Pharmacy Division's products.

New Products

The Pharmacy Division is currently developing an outpatient module, WORx Ambulatory Care. The module provides prescription services for clinic, long term care, discharge, employee and other outpatient settings, effectively extending the WORx functionality into additional areas throughout the IDN. This module will also be Internet enabled and ultimately will provide for patient access through the new MYWORx feature. WORx Ambulatory Care was released in September 2000.

Operating Room Division

In September 1990, the Company licensed the Surgiware(TM) system for use in surgical suites. Surgiware is a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery. The Surgiware system integrates clinical data capture, inventory and equipment control, scheduling, quality assurance and reporting writing. For example, the system contains a program that presents a proprietary, real-time schedule on a color graphics display enabling the user to visually identify potential scheduling conflicts based upon what is happening in the surgical suite at that moment and to test alternative solutions on the system. The core competency of the system is its ability to gather and disseminate data at the point of care, providing the hospital with timely, accurate data on its surgical activities.

In fiscal year 2000, the Company introduced PCMWin - Charts, PCMWin - Schedule and PCMWin - Server (collectively herein part of the perioperative case series of products). These Microsoft Windows based products replace the character based Surgiware system. Due to the modular design of the perioperative case series of products, Mediware can connect to existing hospital-wide scheduling systems such as Tempus Software's Encompass ("Tempus") and Spacelabs Medical's Caremaster Resource Scheduler ("Spacelabs"). The benefits of a fully implemented system include:

o    Increased utilization rate of operating rooms;

o    Increased productivity from efficient management of staffing and equipment;

o    Improvement in inventory management; and,

o    Increased patient billings as a result of real time capture of information.

The Operating Room Division's suite of products successfully integrates clinical data capture, equipment control, scheduling, quality assurance and report writing. These benefits translate into significant revenues and savings, given that the surgical suite may produce more revenue than any other department and, at the same time, may be one of the biggest cost centers in the hospital. The record keeping functions can also be of significant benefit in the areas of quality assurance, risk management and the accreditation of physicians. The cost savings and revenues enhancements generated by the Operating Room Division's product portfolio may result in a payback period of less than one year.

New Products

Perioperative Case Management for Windows - PCMWin: PCMWin is an n-tiered Microsoft NT based server application that provides the core functionality for an operating room management system. PCMWin also includes a Windows based module that provides a complete set of surgical case scheduling functions. Key features include:

o    Case preference management;

o    Inventory management;

o    Account billing;

o    Interfaces to existing hospital information system; and,

o    Internet based remote access.

The PCMWin server can be integrated seamlessly with Mediware's case charting and scheduling applications in addition to the modules of other vendor's systems to create a comprehensive surgical suite information management system. PCMWin was released in September 1999.

JAC

The Company's United Kingdom operating division originated with the acquisition of JAC Computer Services, LTD in June 1996. JAC markets and supports its Pharmacy Stock Control System (the "JAC System") to pharmacy departments of hospitals throughout the U.K. The JAC System provides automation of the entire stock movement cycle, from ordering and delivery, with associated invoice and credit handling; through to patient supply via ward stock issues and dispensing. Additional features include worksheet and label production as well as comprehensive reporting capabilities. The JAC System is written in ANSI Standard M, which is utilized extensively in the healthcare market worldwide. During fiscal 2000, 60.7% of JAC's revenues were generated from services.

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

Expenditures for software development for fiscal 2000, 1999 and 1998 were $8,616,000, $5,098,000 and $3,523, 000 respectively, exclusive of write-downs and amortization of software development costs. Of the total expenditures during 2000, 1999, 1998, $4,770, 000, $2,772,000 and $1,556,000 respectively were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Sales and Marketing

The Blood Bank Division markets its products, both directly to standalone sites and in conjunction with resellers, through a sales team consisting of a National Sales Manager, two Regional Sales Representatives and four Clinical Consultants who perform on-site demonstrations of the products. Hemocare's Standard Integration Module, a set of comprehensive, prepackaged interface programs, has been instrumental in Mediware's ability to recruit laboratory vendors who have integrated and remarketed the Hemocare system. The Company currently has key remarketing/reselling agreements with ADAC Healthcare Information Systems; Citation Computer Systems, Inc.; Dynamic Healthcare Technologies, Inc.; Keane, Inc.; McKessonHBOC, Inc.; NLFC, Inc.; Shared Medical Systems, Inc.; and Sunquest Information Systems, Inc.

The Pharmacy Division sales force consists of a National Sales Manager and five Regional Sales Representatives covering territories in the United States and Canada. Technical sales support is provided by two Clinical Consultants with extensive experience as clinical pharmacists and pharmacy technicians. Mediware has reseller agreements for WORx with Eclipsys Corporation, The Compucare Company, a subsidiary of Quadramed, and Creative Socio-Medics, a subsidiary of Netsmart Technologies, Inc.

Mediware has a program targeted at increasing its surgical suite market penetration. This program includes the following major components:

o Expanding the Surgiware product center into the Operating Room Division - A General Manager was appointed to oversee sales and marketing, product development, implementation and client support services.

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

In order to maximize penetration into this segment, the Company has created a dedicated sales force for the Operating Room Division to achieve the desired sales volume. The Operating Room Division sales force consists of a National Sales Manager and three Regional Sales Representatives, and two Clinical Consultants, covering the United States and Canada.

Employees

As of September 26, 2000, the company had 220 full-time employees of which 203 are employed domestically. The Company employs 26 in the area of sales and marketing, 91 in customer support, 68 in product development and 35 in administration. None of the Company's employees are covered by collective bargaining agreements nor are they members of any union. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base. The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 2000, there were 20 consultants covered by consulting agreements.

Seasonality

The Company's operations are not subject to seasonal fluctuations.

Geographic Information

(Dollars in thousands)
                                           2000            1999            1998
                                         -------         -------         -------

Revenues
  United States                          $24,352         $25,779         $18,860
  United Kingdom                           2,354           2,560           1,670
                                         -------         -------         -------
     Total                               $26,706         $28,339         $20,530
                                         =======         =======         =======

Long-lived assets
  United States                          $16,156         $10,941         $ 8,275
  United Kingdom                             472             510             572
                                         -------         -------         -------
     Total                               $16,628         $11,451         $ 8,847
                                         =======         =======         =======

The Company does not believe its foreign operations present any significant risk factors beyond those resulting from normal fluctuations in the exchange rates between British pounds and U.S. dollars.

Backlog

At June 30, 2000, the Company had approximate backlog of $3,492,000, including $1,168,000 related to contracted software and hardware sales and $2,324,000 related to implementation, training and other services. Software sales and services backlog consists of product and services sold under signed contracts which have not yet been recognized as revenues. Of the total backlog, the Company expects that approximately 92% will be recognized as revenue during fiscal 2001. At June 30, 1999, the Company had approximate backlog of $5,905,000, including $2,549,000 related to contracted software and hardware sales and $3,356,000 related to implementation, training and other services.

Item 2. Properties

The Company's corporate headquarters are located in Lenexa, KS, where it occupies approximately 21,000 square feet of leased space. The Company also leases office space in Melville, NY (14,000 square feet), Scotts Valley, California (9,000 square feet), Dallas, Texas (6,000 square feet) and Lake Oswego, Oregon (5,000 square feet). The Company's United Kingdom operations are headquartered in Basildon, Essex where it occupies leased space totaling approximately 4,000 square feet.

Item 3. Legal Proceedings

The Company is not involved in any material pending litigation nor is it aware of any proceedings contemplated by government authorities that would have a material adverse effect on the Company or its business.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's stockholders was held on June 14, 2000 for the purpose of considering and voting upon (i) the election of four Class II directors and (ii) a proposal to amend the 1992 Equity Incentive Plan (the "Plan").

The Class II directors to be elected were Messrs. Joseph Delario, Walter Kowsh, Jr., John C. Frieberg and Michael Montgomery. The Class III directors, whose terms expire at the annual meeting of the Company's stockholders following the 2000 fiscal year, are Messrs. Lawrence Auriana and Jonathan H. Churchill, and Drs. John Gorman and Clinton G. Weiman. The Class I directors, whose terms expire at the annual meeting of the Company's stockholders following the 2001 fiscal year are Messrs. Roger Clark, Hans Utsch and Les Dace.

The proposal to amend the Plan involved approval of an amendment that was adopted earlier by the Board of Directors (i) increasing the number of shares which may be issued pursuant to the Plan from 20% to 30% of the outstanding common stock of the Company, (ii) increasing the number of shares which may be issued pursuant to incentive stock options from 500,000 to 700,000 shares, (iii) limiting to 700,000 shares the maximum number of shares with respect to which options or rights may be granted pursuant to the Plan to any one employee during the ten years following the original effective date of the Plan, and (iv) terminating for purposes of the foregoing 700,000 share limitation the authorization in the Plan to grant and reissue shares previously granted.

Of 7,004,432 shares of the Company's common stock outstanding and eligible to be voted at the annual meeting of stockholders, stockholders owning 5,397,335 shares were either present and voting at the meeting or represented by proxy, which is greater than 50% of the outstanding common stock of the Company and, therefore, a quorum. The votes on each of the foregoing matters was as follows:

     1.   ELECTION OF DIRECTORS

                                               For             Withhold
                                            ---------          --------
          Joseph Delario                    5,351,486           45,849
          Walter Kowsh                      5,351,486           45,849
          John C. Frieberg                  5,351,486           45,849
          Michael Montgomery                5,351,486           45,849

     2.   PROPOSAL TO AMEND THE PLAN

              For                           Against            Abstain
          ---------                         -------            --------
          5,114,513                         628,295             14,527

Item 4A. Directors and Executive Officers of the Company

Directors and executive officers of the Company are as follows:

              Name               Age                Position
              ----               ---                --------
   Lawrence Auriana..........    56     Chairman, Secretary and Director
   Jonathan Churchill........    68     Director
   Roger Clark...............    66     Director
   Joseph Delario............    67     Director
   John Frieberg.............    65     Director
   Dr. John Gorman...........    69     Director
   Walter Kowsh, Jr..........    51     Director
   Hans Utsch................    64     Director
   Dr. Clinton Weiman........    75     Director
   Les Dace..................    54     Vice Chairman and Director
   Michael Montgomery........    52     President, Chief Executive Officer
                                        and Director
   Barbara Conner............    58     Vice President, Sales and Marketing -
                                        Blood Bank Division
   Bill Macdonald............    54     Vice President, Marketing
   Creighton Miller..........    48     Vice President and General Manager -
                                        Operating Room Division
   Kerry Robison.............    36     Chief Financial Officer
   Rodger Wilson.............    47     Vice President and General Manager -
                                        Pharmacy Division

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

John Gorman has been a director since March 2000. Dr. Gorman is currently Clinical Professor of Pathology at New York University School of Medicine. Dr. Gorman served as a Director of the Blood Bank of Presbyterian Hospital, NY until 1981 and as Director of the Tisch Hospital Blood Bank at New York University Medical Center until his retirement in 1999. Dr Gorman is a consultant to Mediware for new product development in the area of blood bank information systems. Dr. Gorman graduated from the University of Melbourne Medical School in 1953 and completed his residency in Anatomic and Clinical Pathology at Columbia Presbyterian Medical Center in 1960.

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

Michael Montgomery has been President, Chief Executive Officer and Director since March 2000. Mr. Montgomery served as President of Alltel Healthcare Information Systems Division from 1990 until his retirement in 1998. Mr. Montgomery served as Executive Vice President of Sales and Marketing of Systematics, Inc. from 1980 until 1990 when Alltel Corporation acquired it. He studied mechanical engineering at the University of Utah.

Barbara Conner, has been with the Company since 1992, responsible for sales of the Hemocare Blood Bank System. Ms. Conner was appointed Vice President, Sales & Marketing for the Blood Bank Division during fiscal year 2000. Prior to joining the Company, Ms. Conner was a consultant to hospitals in the areas of Laboratory Interfacing and CLIA '88 Regulations effecting Physicians. Ms. Conner's background includes management of Clinical Laboratory Registration and Radiologic Technology Registration, as well as 25 years of sales experience.

Bill Macdonald joined the Company in 2000 as Vice President of Marketing and Business Development. Prior to joining the Company, Mr. Macdonald was most recently Senior Vice President of Marketing for Alltel Information Services, and from 1993 to 1997, Senior Vice President of Marketing of Alltel Healthcare. Bill has over 24 years of sales and marketing experience in healthcare information systems.

Creighton Miller joined Digimedics Corporation in 1980 as a software development engineer. Mr. Miller has served as Vice President and General Manager of the Operating Room Division since 1998. Mr. Miller also served as Vice President and General Manager of the Blood Bank

Division from July 1999 until July 2000. In 1983 Mr. Miller was appointed Vice President of Engineering.

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

The following table sets forth the high and low stock prices for the Company's common stock for each of the fiscal years ended June 30, 2000 and 1999 as reported by NASDAQ.

                                      2000                        1999
                               ------------------           ----------------
                                High        Low              High       Low
                               ------     -------           ------     -----
First Quarter                  8 1/8      6  5/8             8 5/8     4
Second Quarter                 8 3/16     6  1/4            10 1/4     4 3/8
Third Quarter                  7 1/8      5  3/8             9 5/8     5 1/4
Fourth Quarter                 7          4 11/16            8 3/8     5 1/8

These over-the-counter quotations reflect intra-dealer prices, without retail mark-ups, mark downs or commissions and may not represent actual transactions.

As of September 25, 2000, there were approximately 223 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders and it does not intend to pay dividends in the foreseeable future. Management intends to use any earnings to finance the development and continued expansion of the Company's business.

Item 6. Selected Financial Data

(In thousands, except per share data)

                                               2000        1999        1998        1997        1996
                                             --------    --------    --------    --------    --------
Statements of Operations Data
  For the years ended June 30,

Revenues
  System sales                               $  8,294    $ 12,783    $  7,868    $  6,229    $  5,781
  Services                                     18,412      15,556      12,662      12,674       4,651
                                             --------    --------    --------    --------    --------
  Total revenues                               26,706      28,339      20,530      18,903      10,432
                                             --------    --------    --------    --------    --------
Cost of sales
   Cost of systems                              2,626       4,303       2,661       2,413       2,023
   Cost of sales                                6,829       4,123       3,279       2,913       1,403
                                             --------    --------    --------    --------    --------
   Total cost of sales                          9,455       8,426       5,940       5,326       3,426
                                             --------    --------    --------    --------    --------
   Gross profit                                17,251      19,913      14,590      13,577       7,006

Purchased research and development                 --       4,553          --          --       3,891
Software development costs                      5,135       3,253       2,527       2,155       1,697
Selling, general and administrative            13,730      12,528       8,668       8,597       4,960
Net interest and other (income) expense           (77)         58         326         659         202
                                             --------    --------    --------    --------    --------
Earnings before income taxes                   (1,537)       (479)      3,069       2,166      (3,744)

Income tax (expense) benefit                      589        (491)       (139)        (85)         (6)
                                             --------    --------    --------    --------    --------

Net earnings (loss)                          $   (948)   $   (970)   $  2,930    $  2,081    $ (3,750)
                                             ========    ========    ========    ========    ========
Earning per common share
  Basic                                      $  (0.14)   $  (0.16)   $   0.54    $   0.42    $  (1.33)
                                             ========    ========    ========    ========    ========
  Diluted                                    $  (0.14)   $  (0.16)   $   0.44    $   0.35    $  (1.33)
                                             ========    ========    ========    ========    ========

Weighted average common shares outstanding
  Basic                                         6,627       5,963       5,447       4,965       2,817
  Diluted                                       6,627       5,963       6,630       5,917       2,817

Balance Sheet Data
  As of June 30,

  Cash and cash equivalents                  $  3,634    $  3,556    $  4,681    $  1,935    $  2,504
  Working capital                               1,343       3,183       2,026       2,487       1,536
  Total assets                                 29,051      26,348      23,747      17,349      15,157
  Debt                                          1,236         854       4,600       5,812       7,179
  Common stock                                 23,473      22,036      16,823      14,217      13,912
  Accumulated deficit                          (7,055)     (6,107)     (5,137)     (8,067)    (10,148)
  Total shareholders' equity                   16,394      15,916      11,671       6,005       3,764

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by these forward-looking statements. The Company disclaims any obligation to update its forward-looking statements.

                              Results of Operations

Material Changes in Results of Operations: Fiscal 2000 versus Fiscal 1999

Total revenues decreased 5.8%, or $1,633,000 during fiscal 2000 to $26,706,000 compared to $28,339,000 in fiscal 1999. The decrease was attributable to a decline in new system sales in all divisions except the Blood Bank division. The Blood Bank Division increased 7.8% to $10,787,000 from $10,006,000 in fiscal 1999. The increase in Blood Bank revenues was due to the inclusion of a full year of operating results for Informedics, which was acquired late during the first quarter of fiscal 1999. Management believes that new system sales were negatively impacted due to a disruption of customer purchasing of information systems due to preparation for Y2K. Customers spent available capital budgets on Year 2000 remediation and upgrades as opposed to initiating new system implementations. The decline in new system sales was partially offset by an increase in service revenues. Service revenues were positively impacted during the first half of the fiscal year, due to completion of a significant level of implementation services assisting customers in meeting Y2K preparation deadlines.

System sales were $8,294,000 in fiscal 2000, a decline of $4,489,000 or 35.1% from $12,783,000 in fiscal 1999. System sales in the Pharmacy division decreased $3,365,000 or 48.4% from $6,952,000 to $3,587,000. System sales for the Blood
Bank Division were $3,214,000,  a decline of $635,000,  or 16.5% from $3,849,000 in fiscal 1999. Management believes that interest in new system purchases is increasing as a result of the completion of Y2K requirements. The Company's Operating Room division also experienced a decline in system sales, a 30.6% or $250,000 decrease to $568,000. This was offset, however by an increase of 30.8% and $256,000 in service revenues over last year, for a net change of less than 1% between the two years. Total revenues for this division were $1,654,000 for fiscal year 2000. Revenues for the Company's overseas division, JAC, decreased by $206,000 or 8.0% from the prior year, to $2,354,000 in fiscal 2000. System sales declined by 20.6% while service revenues increased 2.4% over last year.

Service revenues, which include recurring software support, implementation and training services increased 18.4% or $2,856,000 to $18,412,000 for fiscal 2000 from $15,556,000 for fiscal 1999. Service revenues of the Pharmacy Division increased $1,153,000 or 16.1% to $8,324,000 for fiscal 2000 from $7,171,000 for fiscal 1999. The Blood Bank division service revenues increased $1,415,000 or 23.0% to $7,573,000 from $6,158,000. The increase in Blood Bank service revenues was partially attributable to the inclusion of a full year of operating results for Informedics, which was acquired late during the first quarter of fiscal 1999.

Costs of systems include the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its complete system offering. These costs can vary as the mix of revenues varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems decreased 39.0% during fiscal 2000 compared to the 35.1% decline in system sales, resulting in an improved gross margin percentage. The gross margin percentage on system sales improved to 68.3% in fiscal 2000 from 66.3% in 1999.

Costs of services include the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services increased 65.6% in 2000 over the previous year on an 18.4% increase in service revenues, resulting in a lower gross margin percentage on service revenues. The gross margin on service revenues decreased from 73.5% in 1999 to 62.9% in 2000. The increase in service costs as a percentage of revenues primarily reflects increased activities in technical field implementations to meet Y2k demands and an increase in support costs to support new product releases and customer implementation needs.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development activities, along with the amortization expense of capitalized software development costs. Software development costs increased $1,882,000 or 57.9% from $3,253,000 in 1999 to $5,135,000 in 2000. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $8,616,000 compared to $5,098,000 in 1999. The increased spending reflects the Company's commitment to product development in all divisions, with significant investing in; (i) new products and functionality in the Blood Bank Division, including a Windows client/server product, instrument interfaces, ISBT128 bar-coding, LifeTrak testing module, (ii) the Pharmacy division's WORx product offerings, and (iii) development of the Operating Room Division's PCMWin, Windows client/server line of products. Management expects to continue investing in development activities in its domestic divisions.

Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and other professional fees; salaries and bonus expenses for corporate and division administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative costs. Selling, general and administrative expenses increased $1,202,000 or 9.6% from $12,528,000 for fiscal 1999 to $13,730,000 for fiscal
2000. As a percentage of sales, these costs increased from 44.2% in 1999 to 51.4% in 2000. The increase in expenses of approximately $732,000 was attributable to a number of factors: charges for severance costs related to changes in management positions, an increase in professional fees, an increase in the reserve for bad debt expense, and costs associated with the acquisition of LifeTrak and the opening of office facilities in Dallas, Texas. Additionally, the increase reflects the establishment of a sales team dedicated to the Operating Room division and the inclusion of twelve months of operations of Informedics.

Net losses for fiscal year 2000, after an income tax benefit of $589,000, were $948,000 compared to losses in 1999 of $970,000 after a provision for income tax expenses of $491,000.

Material Changes in Results of Operations: Fiscal 1999 versus Fiscal 1998

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

System sales increased by $4,915,000 or 62.5% from $7,868,000 in 1998 to $12,783,000 in fiscal 1999. The growth in systems revenues was primarily related to strong sales of the Pharmacy WORx product, the Blood Bank Hemocare product and upgrade sales in the JAC division. System sales in the Pharmacy Division increased 65.6% or $2,755,000 from $4,197,000 to $6,952,000. In the Blood Bank
Division, system sales increased 63.6% or $1,497,000 from $2,352,000 in fiscal 1998 to $3,849,000 in fiscal 1999, contributing approximately 30.5% to the overall increase in system sales. The growth in system sales was primarily due to a focused sales effort and marketing strategy carried through by an established and experienced sales team.

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

As a percentage of related sales, cost of systems decreased less than 1% from fiscal 1998. Even though higher proportions of lower gross margin products were sold, the Company maintained costs consistent with the fiscal 1998 level. Cost of services as a percentage of service revenues increased less than 1% from fiscal 1998 to fiscal 1999. Cost of services increased $844,000 or 25.7% from $3,279,000 in 1998 to $4,123,000 in fiscal 1999. The increase in expense is principally due to the increased client service cost from the Informedics product line and a lower allocation of client service technical personnel to capitalizable development projects within the Pharmacy division.

Software development costs increased 28.7% or $725,000 in fiscal 1999 from fiscal 1998. Total expenditures for software development, including both capitalized and non-capitalized portions for fiscal 1999 and fiscal 1998 were $5,098,000 and $3,523,000. These amounts exclude amortization. Additions to capitalized software cost were $2,772,000 and $1,556,000 for fiscal 1999 and fiscal 1998 respectively. The increase in the costs capitalized was primarily due to WORx product development and an increase in product development activities in the Blood Bank division.

Selling, general and administrative expenses increased 44.5% or $3,860,000 from $8,668,000 in fiscal 1998 to $12,528,000 in fiscal 1999. As a percentage of total revenue, selling, general and administrative costs increased 42.2% in fiscal 1998 to 44.2% in fiscal 1999. The increase was attributable to the increased level of sales and the additional costs of the Informedics operation. In fiscal 1999 the Company increased headcount approximately 29%, inclusive of the Informedics personnel, to support the growth in sales and ongoing development activity. The staffing increases resulted in increases in costs such as salaries and benefits, recruitment, facilities and general expenses.

Interest expense net of interest income decreased $268,000 or 82.2% from $326,000 in fiscal 1998 to $58,000 in fiscal 1999. This decrease is due to paying off a $3,746,000 promissory note payable to CHS in the second quarter of fiscal 1999. In the fiscal years ended 1999 and 1998 the Company reported income tax expense of $491,000 and $139,000 or an effective rate of 11.9% in fiscal 1999, calculated before the write-off of in-process research and development vs. 4.1% in fiscal 1998.

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

Liquidity and Capital Resources at June 30, 2000

As of June 30, 2000, the Company had cash and cash equivalents of $3,634,000, and working capital deficit of $(1,343,000), compared to cash and cash equivalents of $3,556,000 and working capital of $3, 183,000 at June 30, 1999. The current ratio at June 30, 2000 was 0.88:1 compared to 1.31:1 at June 30, 1999. The current ratio is negatively impacted by a decrease in accounts receivable related to a decrease in new system sales and an increase in accrued expenses primarily related to employee compensation and contract labor fees and bonuses related to accelerated product development efforts to meet key delivery dates. Cash provided by operating activities was $6,190,000, $5,661,000 and $4,082,000 for fiscal years ended June 30, 2000, 1999 and 1998 respectively. Cash provided by operating activities in fiscal 2000 was primarily due to earnings before non-cash items such as depreciation and amortization, collection of accounts receivable, and increased billings of support to clients. Cash provided by operating activities in fiscal 1999 was primarily due to earnings before the write-off of purchased technology plus non-cash items such as depreciation and amortization.

As of June 30, 2000, accounts receivable decreased $2,481,000, to $5,880,000 from $8,361,000 at fiscal year end 1999, and advances from customers increased $873,000 to $6,220,000 from $5,347,000 at fiscal year end 1999. The decrease in accounts receivable is due to completing a significant amount of system implementations in the Pharmacy Division and a decrease in new system sales related primarily to the industry-wide slowdown in new system purchases due to Y2K. The increase in advances from customers is due to the expanded customer base related to the Informedics acquisition in fiscal 1999 and an emphasis on selling support services with annual renewals. Days sales outstanding was 80, 106 and 122 at fiscal year end June 30, 2000, 1999, and 1998 respectively.

The principal uses of cash for investing activities during the fiscal years ended June 30, 2000 and 1999 included purchases of fixed assets and investments in product development. Additionally, in fiscal 2000, the Company also made payments of $1,166,000 related to the purchase of the LifeTrak(TM) blood center software package. The balance of $375,000 was paid in July 2000. During the fiscal year, the Company spent $966,000 on other fixed assets for equipment and software to accommodate increases in employees and other fixed assets for the startup of a Dallas, Texas location, the relocation of the Melville, NY product center, upgrading aged systems for Y2K, and for use in product development. For fiscal years ended June 30,

1999 and 1998, the Company invested $1,120,000 and $804,000 into fixed assets. During fiscal year 1999 the purchases were comprised of computer and networking equipment to accommodate increases in employees, upgrade aged systems, installation of a WAN, and fixed assets associated with the relocation and expansion of the Pharmacy division office. The Company capitalized new product development of $4,770,000, $2,772,000 and $1,556,000 for the fiscal year 2000,
1999 and 1998 respectively. The investments in product development were related to significant development in the Company's next generation products for the Blood Bank, Pharmacy and Operating Room. The Company plans to continue to seek market expansion opportunities through internal development and/or the acquisition of products/companies that compliment or augment the existing line of products.

Cash used in financing activities for the fiscal years ended June 30, 2000, 1999 and 1998 related principally to the repayment of promissory notes. Cash was used in fiscal 2000 for repayment of $100,000 of notes to a director and repayment of $50,000 of notes to a non-affiliate. Cash used in financing activities for the fiscal year 1999 related to the repayment of a promissory note issued to IHS as part of the purchase price for the Pharmakon and JAC operations. During the fiscal year 2000, the Company received $1,337,000 upon the exercise of stock options and warrants, including $513,000 upon the exercise of approximately 675,000 stock warrants and 15,000 stock options by the Chairman of the Board of Directors.

The Company's liquidity is influenced by the Company's ability to perform in a competitive industry. The factors that may affect liquidity are the ability to maintain or improve the rate of system sales and the ability to collect cash from clients as the implementation of systems progresses.

During fiscal year 2000, in part due to year 2000 issues, customers of the Company tended to upgrade existing software while delaying purchases of new software. As a result, the Company's revenues for upgrading customers' software increased from the prior year while its sales of new software declined. While the Company cannot provide assurances, new software sales are projected to increase during fiscal year 2001 and generate sufficient cash flow for operations. However, the weaker new software sales during fiscal year 2000 combined with increased product development expenses is expected to result in a temporary cash shortfall in the second or third quarter of fiscal year 2001. In October 2000, the Company obtained from Fratelli Auriana, an entity controlled by Mr. Auriana, the Chairman of the Board of the Company, a commitment to loan the Company up to $2,000,000 as needed by the Company through September 30, 2002, when any outstanding principal and interest would be due. The loan will be collateralized by all of the assets of the Company. Contemporaneously, Mr. Auriana has agreed to defer until the same date the loan from Fratelli Auriana would be due, payment of an existing loan extended by Mr. Auriana to the Company of approximately $704,000 plus accrued interest (principal and interest total approximately $1.2 million) that is currently payable upon demand. See Subsequent Events for a description of these loan arrangements.

Subsequent Events

In October 2000, Fratelli Auriana, an entity controlled by Mr. Auriana, the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows. Mr. Auriana has agreed to provide funds to Fratelli Auriana should any be necessary to ensure Fratelli Auriana meets this obligation to the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. Any principal and interest outstanding must be paid by September 30, 2002. Any money borrowed may be prepaid without penalty on three days notice. Any principal and interest outstanding will become immediately due and payable upon a "change of control" of the Company, which is to be defined in final agreements between Fratelli Auriana and the Company. The loan will be secured by all of the assets of the Company. The Company will pay Fratelli Auriana an origination fee equal to the reasonably incurred expenses of Fratelli Auriana, including legal fees, up to a maximum of 3/8% of $2,000,000. There will be no facility fee. In connection with the loan from Fratelli Auriana, Mr. Auriana has agreed to defer payment of principal and accrued interest on an existing demand loan extended by Mr. Auriana to the Company of approximately $704,000, which with accrued interest totals approximately $1.2 million until the same time as the loan from Fratelli Auriana to the Company becomes due. This earlier loan by Mr. Auriana to the Company shall maintain its present secured position. Final terms and conditions will be documented in a loan agreement and related documentation currently being negotiated among Fratelli Auriana, Mr. Auriana and the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Fluctuations in Quarterly Operating Results

Mediware's revenues and results of operations can fluctuate substantially from quarter to quarter. System Sales revenues in any quarter depend substantially upon Mediware's sales performance and customer's budgeting and buying practices. System sales in any quarter may fluctuate due to contract activity, demand for the Company's products and services, lengthy and complex sales cycles, and the customer's internal budgets for new technology systems and technical resources to deploy them. Additionally, the terms of a final contract may materially affect the ability to recognize anticipated quarterly revenues not limited to the following:

o    Systems   contracts   may   include   both   currently    deliverable   and
     non-deliverable software products.

o    Customer  needs  for  services  that  include  significant   modifications,
     customization or complex interfaces that could delay product delivery or acceptance.

o    Customer specific acceptance criteria.

o    Payment terms that are long term or depend upon contingencies.

Reliance on Third Party Software

Mediware licenses various important third-party software products that it incorporates into its own software products. These products may include operating systems, relational database management systems, knowledge/clinical databases, et.al. The termination of any of Mediware's licenses of these third party products or a significant change to a relied upon product could have a material adverse effect on Mediware's operations. These effects include, for example, its products becoming inoperable, features and functions becoming unavailable, product performance being materially reduced, or unfavorable pricing changes. Although alternate software products are available, Mediware could incur substantial costs if required to adapt to these similar alternative products.

Dependence on Third Party Marketing Relationships

Mediware's continued growth depends on its' ability to build and maintain strong marketing partnerships. The company believes its marketing and sales efforts are enhanced by these relationships. Mediware has marketing partnerships with certain other software vendors who are also competitors. For example, Mediware partners with SMS and McKessonHBOC in the area of blood bank products. However, both SMS and McKessonHBOC offer competing pharmacy and operating room products, either directly or through other partners. In the event that marketing relationships are discontinued the Company could experience a material adverse effect on its business, financial condition, and results of operations.

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

Significant Competition

The market for healthcare information systems is extremely competitive. Some of the Company's competitors are Shared Medical Systems, McKessonHBOC, Cerner Corporation and Sunquest, each of which offer products that compete with certain offerings of the Company. Many of the Company's competitors have greater financial, technical, product development, sales and marketing resources. A number of factors determine success or failure in this market, including the functionality of the software, the quality of client references, the underlying technical architecture, the financial stability of the software provider, the ongoing support of the system, and the quality and quantity of the sales organization. The Company's ability to maintain a positive stance in all of the above areas will affect its ability to compete successfully.

Managing Growth

Mediware's ability to manage future growth is partly dependent on the ability to recruit, train and retain employees that possess industry-specific expertise. The Company has experienced significant growth in service related revenues, customer base and product development activity. The Company plans to continue to invest heavily in new product development in all divisions. Mediware's success will partially depend upon its ability to recruit, manage and maintain appropriate staffing levels of technical and industry expertise to meet customer needs and service new sales. The market for such personnel is highly competitive which makes it difficult to adjust staffing timely in reaction to fluctuations in sales activity.

Government Regulation

The hospitals that comprise the primary market for the Company's products must comply with various federal, state and local statutes and regulations. The adequacy of blood bank information management and record keeping products are subject to regulation, inspection and review by the

U.S. Food and Drug Administration (the "FDA"). The Company's blood bank products are subject to regulation by the FDA as medical devices.

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

The FDA Modernization Act of 1997 was enacted on November 21, 1997 and became effective on February 20, 1998. Under this legislation, the FDA is directed to consider the extent to which reliance on post-market controls could expedite the pre-market notification review process and the classification of devices. The legislation also requires FDA to ensure that Good Manufacturing Practices conform, to the extent practicable, to internationally recognized standards for medical devices. Neither of these provisions appear on its face to contemplate regulation which would have a material adverse effect on the Company's blood bank information system operations; however, the legislation will expand the jurisdiction of the FDA and the Company is unable to predict the effect of any resulting applicable future regulation. If any of the Company's other products become subject to Congressional or governmental agency efforts to establish or expand governmental agency jurisdiction, compliance would likely be costly and time-consuming.

In September and October 1999, three product design anomalies were discovered in the Hemocare Donor module, which is utilized by 61 clients. Although clients have reported no adverse events, the Company has notified and given procedural work-arounds to the 61 clients, and is correcting the problems in Hemocare Revision 5.2b, which was distributed in September 2000. In addition, these three product malfunctions are reportable to the FDA under the Medical Device Reporting regulation (21CFR803) which was mandated by the Safe Medical Devices Act of 1990. Mediware has submitted these Reports ("MDRs") to the FDA as required.

During the period of January 2000 and April 2000, two additional MDRs were filed for product design issues involving the optional Electronic Crossmatch function. Additionally, three non-clinical Y2K issues were discovered after the start of the new year. The Company instituted an extensive and comprehensive retrospective design and validation review of Hemocare's safety critical functionality with the assistance of an external blood bank software consultant. This effort was reported to FDA in February 18, 2000 and a progress report of the findings was issued to FDA on April 24, 2000. The report outlined issues that were identified during the review that require corrective action as well as a plan to achieve those corrections.

On April 26, 2000, the FDA, under the new Quality  System  Inspection  Technique
(QSIT) initiative, inspected the Hemocare Product Center. The inspection concluded on May 16, 2000 with several observations. The Company responded to the observations on May 23, 2000 reporting the implementation of corrective and preventive actions. FDA responded by letter on June 26, 2000 that no regulatory action was indicated. Periodic updates on the progress of the corrective and preventive actions have been and continue to be sent to FDA. There can be no assurance that the Company's actions taken in response to reportable events, corrective or preventive measures, will be deemed adequate by the FDA or that the Company will not be required to undertake additional actions to comply with regulatory requirements.

The Company has dedicated substantial time and resources in its attempts to comply with applicable guidelines and regulations and believes that it is in substantial compliance therewith. The FDA enforces compliance by such actions as recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and inability to remedy timely, resulting in any of the above actions would have a material adverse effect on the Company's business, financial condition and results of operations.

New Regulations Relating to Patient Confidentiality

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions regarding the confidentiality and security of patient medical record information. Standards for the electronic handling of health data and security of patient information will become effective in year 2000. This legislation requires the Secretary of Health and Human Services, or HHS, to (1) adopt national standards for electronic health information transactions, (2) adopt standards to ensure the integrity and confidentiality of health information, and (3) establish a schedule for implementing national health data privacy legislation or regulations. The standards and legislation will impact the customers' ability to obtain, use or disseminate patient information, which will extend to their use of the Company's products. The Company believes that the proposed standards issued to date would not materially affect the business of the Company. The Company cannot determine the potential impact of the standards that might finally be adopted.

Product Related Liabilities

All of the Company's products provide data for use by healthcare providers in patient care settings. Mediware's license agreements contain provisions to limit exposure to product related claims. These provisions, however, may not be enforceable in some jurisdictions. The Company maintains product liability insurance at an amount it believes adequate for its intended purpose; however, there can be no assurances that the insurance will cover a claim brought against the Company. Although no claims have been brought against the Company to date for injuries related to the use of its products, there is a risk that such claims could be pursued. A successful claim brought against the Company, not covered by insurance or greater than the insured limits could have a material adverse effect upon business, results of operations, or financial condition.

System Errors and Warranties

Despite testing by Mediware, software products as complex as those offered by the Company and used in a wide range of clinical and health information systems settings are likely to contain a number of errors (or "bugs"), especially early in their product life cycle. The Company's products are clinical information systems used in patient care settings where a low tolerance for errors (or "bugs") exists. Testing of products is difficult due to wide range of environments the systems are installed in. Due to these factors, there is no assurance that the discovery of defects or errors will not cause delay in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems. Any of these factors may delay acceptance of products which could have a material adverse effect upon business, results of operations, or financial condition.

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

The Company does not believe its software products, third-party software products the Company offers under sublicense agreements, Company trademarks or other Company proprietary rights infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future software products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information contained under the caption "Factors That May Affect Future Results" set forth under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 is incorporated herein by reference.

Item 8. Consolidated Financial Statements and Supplemental Data

The Financial Statements and Notes required by this Item are included in a separate section of this report.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    Part III

Certain information required by Part III is omitted from this Report because the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's Proxy Statement.


                                     Part IV

Item 14. Exhibits and Reports on Form 8K

(a)  The following documents are filed as part of this Report:

1.   Consolidated Financial Statements

     Independent Auditors' Report

     Consolidated Balance Sheets at June 30, 2000 and 1999

     Consolidated Statement of Operations and Comprehensive Income for the years ended June 30, 2000, 1999 and 1998

     Consolidated Statement of Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998

     Consolidated Statement of Cash Flows for the years ended June 30, 2000, 1999 and 1998

2.   Exhibits

The response to this portion of Item 14 is submitted as a separate section of this report.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDIWARE INFORMATION SYSTEMS, INC.

Date: October 13, 2000                  BY:  /s/ Michael Montgomery
                                        -------------------------------------
                                             Michael Montgomery
                                             President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                       Date
        ---------                         -----                       ----
/s/ Michael Montgomery       President, Chief                   October 13, 2000
------------------------     Executive Officer & Director
Michael Montgomery

/s/ Les N. Dace              Vice Chairman, Director            October 13, 2000
------------------------
Les N. Dace

/s/ Kerry Robison            Chief Financial Officer            October 13, 2000
------------------------     (Principal Accounting Officer)
Kerry Robison

                             Chairman of the Board              October 13, 2000
------------------------
Lawrence Auriana

                             Director                           October 13, 2000
------------------------
Jonathan Churchill

/s/ Roger Clark              Director                           October 13, 2000
------------------------
Roger Clark

                             Director                           October 13, 2000
------------------------
Joseph Delario

                             Director                           October 13, 2000
------------------------
John Gorman

/s/ John C. Freiberg         Director                           October 13, 2000
------------------------
John C. Freiberg

/s/ Walter Kowsh, Jr.        Director                           October 13, 2000
------------------------
Walter Kowsh, Jr.

                             Director                           October 13, 2000
------------------------
Hans Utsch

/s/ Clinton G. Weiman        Director                           October 13, 2000
------------------------
Clinton G. Weiman

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. and subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
September 1, 2000

With respect to Note 7 and 14
October 11, 2000

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except shares)


                                                                            June 30,    June 30,
                                                                             2000        1999
                                                                           --------    --------
ASSETS
Current Assets
  Cash and cash equivalents                                                $  3,634    $  3,556
  Accounts receivable (net of allowance of $518 and $907)                     5,880       8,361
  Inventories                                                                   214         403
  Prepaid expenses and other current assets                                     350         568
  Deferred tax asset                                                           --           448
                                                                           --------    --------
     Total current assets                                                    10,078      13,336

Fixed Assets, net                                                             2,194       1,883
Capitalized software costs, net                                               7,770       4,289
Goodwill, net                                                                 5,720       6,266
Purchased technology, net                                                     1,684         448
Deferred tax asset                                                            1,454        --
Other long-term assets                                                          151         126
                                                                            --------    --------
       Total Assets                                                        $ 29,051    $ 26,348
                                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable to related party                                           $   --      $    897
  Current portion of long-term debt                                             519         240
  Accounts payable                                                            1,259       1,115
  Advances from customers                                                     6,220       5,347
  Accrued expenses and other current liabilities                              3,423       2,554
                                                                           --------    --------
     Total current liabilities                                               11,421      10,153

Notes payable, and accrued interest payable to a related party                1,236        --
Other long-term liabilities                                                    --           279
                                                                           --------    --------
     Total liabilities                                                       12,657      10,432
                                                                           --------    --------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 10,000,000
    shares; none issued or outstanding                                         --          --
  Common stock, $.10 par value; authorized 12,000,000
    shares; 7,088,000 and 6,146,000 shares issued and
    outstanding in 2000 and 1999, respectively                                  709         615
  Additional paid-in capital                                                 22,764      21,421
  Accumulated deficit                                                        (7,055)     (6,107)
  Unearned compensation                                                           0         (11)
  Accumulated other comprehensive (loss)                                        (24)         (2)
                                                                           --------    --------
     Total stockholders' equity                                              16,394      15,916
                                                                           --------    --------
     Total Liabilities and Stockholders' Equity                            $ 29,051    $ 26,348
                                                                           ========    ========


                 See Notes to Consolidated Financial Statements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                          For the Years Ended June 30,
                (Amounts in thousands, except per share amounts)


                                                        2000        1999        1998
                                                      --------    --------    --------
Revenues
  System sales                                        $  8,294    $ 12,783    $  7,868
  Services                                              18,412      15,556      12,662
                                                      --------    --------    --------
     Total revenues                                     26,706      28,339      20,530
                                                      --------    --------    --------

Cost and Expenses
  Cost of systems                                        2,626       4,303       2,661
  Cost of services                                       6,829       4,123       3,279
  Purchased research and development                      --         4,553        --
  Software development costs                             5,135       3,253       2,527
  Selling, general and administrative                   13,730      12,528       8,668
                                                      --------    --------    --------
     Total costs and expenses                           28,320      28,760      17,135
                                                      --------    --------    --------
     Operating (loss) income                            (1,614)       (421)      3,395

Interest and other income                                  147         109         130
Interest (expense)                                         (70)       (167)       (456)
                                                      --------    --------    --------
  (Loss) earnings before provision for income taxes     (1,537)       (479)      3,069
Income tax benefit (provision)                             589        (491)       (139)
                                                      --------    --------    --------

     Net (Loss) Earnings                                  (948)       (970)      2,930
                                                      --------    --------    --------

Other comprehensive loss, net of tax
  Foreign currency translation adjustment                  (24)        (38)       --
                                                      --------    --------    --------

     Comprehensive (Loss) Income                      $   (972)   $ (1,008)   $  2,930
                                                      ========    ========    ========

Earnings (Loss) Per Common Share
  Basic                                               $  (0.14)   $  (0.16)   $   0.54
                                                      ========    ========    ========

  Diluted                                             $  (0.14)   $  (0.16)   $   0.44
                                                      ========    ========    ========

Weighted Average Common Shares Outstanding
  Basic                                                  6,627       5,963       5,447
                                                      ========    ========    ========

  Diluted                                                6,627       5,963       6,630
                                                      ========    ========    ========


                 See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 2000, 1999 and 1998
                             (Amounts in thousands)


                                                                                                             Accumulated
                                                      Common Stock      Additional                              Other
                                                --------------------     Paid-In   Accumulated   Unearned   Comprehensive
                                                 Shares      Amount      Capital    (Deficit)  Compensation  Income (Loss)  Total
                                                --------    --------    ---------- ----------- ------------  -------------  -------
     Balance at June 30, 1997                      5,056         506      13,621       (8,067)        (91)           36       6,005

Shares issued to directors                            11           1          99                     --            --           100
Exercise of stock options                            124          12         152                     --            --           164
Amortization of compensatory stock options          --          --          --                         40          --            40
Shares issued in connection with private
  placement, net of offering costs of $310           400          40       2,050                     --            --         2,090
Tax benefit from exercise of stock options          --          --           342                     --            --           342
Foreign currency translation adjustment             --          --          --                       --            --          --
Net earnings                                        --          --          --          2,930        --            --         2,930
                                                --------    --------    --------     --------    --------      --------    --------
     Balance at June 30, 1998                      5,591         559      16,264       (5,137)        (51)           36      11,671
                                                --------    --------    --------     --------    --------      --------    --------

Shares issued to directors                            14           1          99         --          --            --           100
Exercise of stock options                             96          10         234         --          --            --           244
Amortization of compensatory stock options          --          --          --           --            40          --            40
Shares issued in connection with the
  acquisition of Informedics, Inc.                   445          45       4,655         --          --            --         4,700
Tax benefit from exercise of stock options                                   169         --          --            --           169
Foreign currency translation adjustment             --          --          --           --          --             (38)        (38)
Net loss                                            --          --          --           (970)       --            --          (970)
                                                --------    --------    --------     --------    --------      --------    --------
     Balance at June 30, 1999                      6,146    $    615    $ 21,421     $ (6,107)   $    (11)     $     (2)   $ 15,916
                                                --------    --------    --------     --------    --------      --------    --------

Shares issued to directors                            14           1          99                                                100
Exercise of stock options                            254          25         617                                                642
Exercise of warrants                                 675          68         367                                                435
Tax benefit from exercise of stock options                                   260           --          --            --         260
Amortization of compensatory stock options                                                             11                        11
Foreign currency translation adjustment                                                                             (22)        (22)
Net loss                                                                                 (948)                                 (948)
                                                --------    --------    --------     --------    --------      --------    --------
     Balance at June 30, 2000                      7,089         709      22,764       (7,055)       --             (24)     16,394
                                                ========    ========    ========     ========    ========      ========    ========


                 See Notes to Consolidated Financial Satements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                          For the Years ended June 30,
                             (Amounts in thousands)


                                                            2000        1999        1998
                                                          -------     -------     -------
Cash Flows From Operating Activities
  Net earnings (loss)                                     $  (948)    $  (970)    $ 2,930
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                          2,753       1,829       1,184
     Write-off of acquired research and development                     4,553        --
     Deferred tax provision                                (1,006)        375        --
     Disposal of fixed assets                                  42        --          --
     Shares issued to directors                               100         100         100
     Compensatory stock options                                11          40          40
     Provision for doubtful accounts                          393         464         176
  Changes in operating assets and liabilities:
     Accounts receivable                                    2,088      (1,006)     (1,304)
     Inventories                                              189         (52)       (275)
     Prepaid and other                                        193        (202)       (851)
     Accounts payable, accrued expenses and
      customer advances                                     2,375         530       2,082
                                                          -------     -------     -------
  Net cash provided by operating activities                 6,190       5,661       4,082
                                                          -------     -------     -------

Cash Flows From Investing Activities
  Acquisition of fixed assets                                (966)     (1,120)       (804)
  Capitalized software costs                               (4,770)     (2,772)     (1,556)
  Acquisition of Informedics                                              653        --
  Acquisition of LifeTrak software license                 (1,541)
                                                          -------     -------     -------
  Net cash used in investing activities                    (7,277)     (3,239)     (2,360)
                                                          -------     -------     -------

Cash Flows From Financing Activities
  Repayment of debt                                          (150)     (3,746)     (1,230)
  Proceeds from exercise of options                         1,337         244         164
  Proceeds (expenses) of private placement                   --          --         2,090
  Other                                                      --            (7)       --
                                                          -------     -------     -------
  Net cash provided by (used in) financing activities       1,187      (3,509)      1,024
                                                          -------     -------     -------

  Foreign currency translation adjustments                    (22)        (38)       --
                                                          -------     -------     -------

  Net (Decrease) Increase in Cash and Cash Equivalents         78      (1,125)      2,746
  Cash and cash equivalents at beginning of year            3,556       4,681       1,935
                                                          -------     -------     -------
  Cash and cash equivalents at end of year                $ 3,634     $ 3,556     $ 4,681
                                                          =======     =======     =======


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $   121     $   104     $   448
    Income Taxes                                          $   142     $   100     $    99


                 See Notes to Consolidated Financial Statements.

               MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mediware Information Systems, Inc. and subsidiaries (the "Company") develops, implements and supports clinical management information systems used by hospitals. The Company's systems are designed to automate three departments of a hospital, namely, the blood bank, the pharmacy, and the operating room. A system consists of the Company's proprietary application software, third-party licensed software, computer hardware and implementation services, training and annual software support.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mediware Information Systems, Inc. and its wholly owned subsidiary Digimedics Corporation ("Digimedics") and Digimedics' wholly owned subsidiary J.A.C. Computer Services Limited ("JAC"). Accounts and operating results for Informedics, Inc. ("Informedics") are included only for the period subsequent to the acquisition of this wholly owned subsidiary on September 24, 1998. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, training, consultation and ongoing support of the software. License fee revenues are generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of hardware is recognized when shipped. Fees for installation, training and consultation are recognized as the services are provided. If the Company enters into arrangements with a client requiring significant customization of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition. Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

In December 1999, the SEC issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provided guidance on certain revenue recognition practices. The Company does not anticipate any material change to its revenue recognition policies as a result of the adoption of SAB 101.

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

Capitalized Software Costs

Capitalized computer software costs consist of expenses incurred internally in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, once technological feasibility has been established, the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of five years of the software. Amortization expense for the years ended June 30, 2000, 1999 and 1998 was $1,289,000; $927,000 and $560,000, respectively.

(In thousands)
                                              2000        1999        1998
                                            -------     -------     -------
     Capitalized Software Costs
       Beginning of year                    $ 8,017     $ 5,245     $ 3,689
     Additions                                4,770       2,772       1,556
                                            -------     -------     -------
                                             12,787       8,017       5,245
     Less accumulated amortization            5,017       3,728       2,801
                                            -------     -------     -------
                                            $ 7,770     $ 4,289     $ 2,444
                                            =======     =======     =======

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics in 1990, Pharmakon (which was merged into Digimedics) and JAC in June 1996 and Informedics in September 1998. Costs allocated to goodwill in the Informedics acquisition totaled $944,000 and are being amortized over twelve years using the straight-line method. All other goodwill is being amortized using the straight-line method over twenty years. Amortization expense was $546,000 in 2000; $397,000 in 1999 and $357,000 in 1998. Accumulated amortization for goodwill was $2,034,000 and $1,488,000 at June 30, 2000 and 1999, respectively.

The Company periodically assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Other Long-Lived Assets to be Disposed Of, based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. No such impairments have been recorded through June 30, 2000.

Software Products Acquired and Purchased Technology

As a part of the acquisition of Informedics in September 1998, the Company obtained certain software products as well as technologies under development. A portion of the acquisition price of Informedics was allocated to software products based on the net present value of the projected income stream over the expected economic life of the specific products the Company expects to continue to market. This amount, totaling $498,000, is being amortized over 5 years using the straight-line method. Purchased technology costs of $1,541,000 related to the acquisition of rights to LifeTrak(TM), a comprehensive donor blood center software package, from Carter BloodCare in November 1999 are being amortized over 5 years. Amortization costs for purchased technology charged to operations were $305,000 and $50,000 during fiscal years 2000 and 1999, respectively.

Another portion of the acquisition price for Informedics, $4,553,000 in the aggregate, was allocated to in-process technologies based on an appraisal by a third party which utilized the net present value of projected operating income from the identified future products which are anticipated to incorporate these acquired technologies. In accordance with SFAS No. 2, Accounting for Research and Development Costs, these in-process research and development costs were written off during fiscal year 1999 because the products which will incorporate these technologies have not yet passed the technological feasibility tests of SFAS No. 86.

Foreign Currency Translations

The functional currency for the Company's subsidiary, JAC, is the British pound. The translation to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The net gain (loss) resulting from these foreign currency translations are reported as comprehensive income. Amounts charged to comprehensive income were $(20,000) in 2000 and $(38,000) in 1999. There was no charge to comprehensive income in 1998.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, the provision for income taxes includes deferred income tax resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date. The resulting asset or liability is adjusted to reflect enacted changes in tax law.

Earnings Per Common Share

Earnings per share are calculated pursuant to the provisions of SFAS No. 128, Earnings per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing the income or loss available to common stockholders by the average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method. The potential exercise of stock options and warrants was anti-dilutive for fiscal years 2000 and 1999 as a result of the Company's net losses. Such options and warrants could potentially dilute basic earnings per share in the future. The weighted average shares outstanding used in the calculations of earnings per share were calculated as follows (in thousands):

                                                        2000     1999     1998
                                                       -----    -----    -----
     Shares outstanding, beginning                     6,145    5,591    5,056
     Weighted average shares issued                      482      372      391
                                                       -----    -----    -----
     Weighted average shares outstanding - basic       6,627    5,963    5,447
     Effect of dilutive securities:
       Stock options and warrants                       --       --      1,183
                                                       -----    -----    -----
     Weighted average shares outstanding - dilutive    6,627    5,963    6,630
                                                       =====    =====    =====

Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2000 and 1999, the fair value of the Company's long-term obligations approximated its carrying value.

Foreign Currency

The Company translates assets and liabilities of it's foreign subsidiary into dollars at rates prevailing at the balance sheet date.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and disclose the pro forma effects on net earnings and earnings per share had the fair value of options been expensed. Under the provisions of APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

2.   Acquisition of Software License

In November 1999, the Company acquired the rights to LifeTrak(TM), a comprehensive donor blood center software package, from Carter BloodCare. The purchase price aggregated $1,500,000, including $750,000 paid upon delivery of the product, and installments of $375,000 due upon clearance by the FDA of the donor system and on June 30, 2000. The Company also entered into a license agreement granting Carter BloodCare the right to continue use of the software in their blood center and laboratory facilities, and providing for royalty payments to Carter BloodCare by the Company in an amount equivalent to 5% of LifeTrak software sales for a five-year term. The software was capitalized as purchased technology and is being amortized over its expected useful life of five year.

3.   Acquisition of Business

On September 24, 1998, the Company acquired Informedics in exchange for 439,525 shares of the Company's common stock on the basis of one Company share for each
6.3 shares of Informedics' common stock. Informedics develops, markets and supports a line of stand-alone computer-based management information systems for use in the blood bank and clinical departments of hospitals. The cost of the acquisition, which was accounted for as a purchase, aggregated $7,100,000, including acquisition costs of $801,000, assumed liabilities of $1,599,000 and $4,700,000 of common stock issued and options assumed based on the market price of the Company's common stock in December 1997, the execution date of the acquisition agreement. Assets acquired included $944,000 of goodwill, $498,000 of technology, $4,553,000 of in-process research and development (see Note 1), and $653,000 cash.

4.   Fixed Assets

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows: (In thousands)

                                                        2000          1999
                                                       ------        ------

     Computer, machinery & equipment                   $4,270        $3,542
     Furniture and fixtures                               780           632
     Leasehold improvements                               116           117
                                                       ------        ------
                                                        5,166         4,291
     Less accumulated depreciation                      2,972         2,408
                                                       ------        ------
                                                       $2,194        $1,883
                                                       ======        ======

Depreciation expense was $613,000,  $454,000 and $218,000 in 2000, 1999 and 1998
respectively.

5.   Advances from Customers

Advances from customers represent contractual payments received by the Company. It is principally comprised of support and maintenance revenues that are paid by customers in advance monthly, quarterly or annually in accordance with the support contract. The revenue is recognized ratably over the term of the support contract.

6.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)
                                                        2000          1999
                                                       ------        ------
     Payroll and related benefits                      $1,745        $1,037
     Professional fees                                    294           152
     Interest                                             534           492
     Income taxes                                        --             180
     Royalties                                             22           103
     Other                                              1,360           590
                                                       ------        ------
                                                       $3,955        $2,554
                                                       ======        ======

7.   Notes Payable to Related Party

The Company owes $704,000 to the Chairman of the Board of Directors of the Company which accrues interest at 9%. On October 11, 2000, the note plus accrued interest of $532,000 was changed from a demand note to a long term note collateralized by the trade accounts receivable of Digimedics and due September 30, 2002.

8.   Current Portion of Long Term Debt

The  current  portion  of  long  term  debt   represents   $519,000  owed  to  a
co-development partner pursuant to an agreement entered into in 1995.

9.   Stock Options and Warrants

The Company's Equity Incentive Plan, approved by the Company's shareholders in January 1992 and amended in March 2000, provides additional compensation incentives for high levels of performance and productivity by management and other key employees of the Company. The combined number of shares issued or available for issuance under this plan may not exceed thirty percent of the issued and outstanding common stock of the Company and not more than 700,000 shares may be issued as incentive stock options. Options may be granted for a period up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 50% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of June 30, 2000, additional options equal to 1,276,000 shares were available to be issued under this plan.

The Company's 1997 Stock Option Plan for Non-Employee Directors, which provides compensation to directors for their services without the expenditure of cash, is intended to increase ownership interest of the non-employee directors. Options granted under this plan are exercisable at 100% of the fair market value on the date of grant and are for terms of eight years and vest in two equal installments during the year issued. Shares granted under this plan are limited to 500,000, of which 392,000 were available for grant at June 30, 2000.

The Company also has options outstanding pursuant to a 1982 Option Plan and a former Non-Employee Directors Plan. No additional options are available for grant under these two plans.

The following table sets forth summarized information concerning the Company's stock options as of June 30, 2000 and 1999.

                                          2000                   1999
                                 ---------------------   -------------------
                                              Weighted              Weighted
                                               Average               Average
                                              Exercise              Exercise
                                   Shares       Price     Shares      Price
                                 ----------   --------   --------   --------
     Options outstanding at
     beginning of year              840,534     $4.27     724,146     $3.35

     Granted                        536,000      6.58     321,435      6.67
     Exercised                     (253,851)     2.57     (97,772)     2.51
     Canceled                       (84,580)     6.02    (107,275)     6.80
                                 ----------     -----    --------     -----
     Options outstanding at
     end of year                  1,038,103     $5.73     840,534     $4.27
                                 ==========     =====    ========     =====
     Options exercisable at
     end of year                    388,034     $4.34     521,528     $3.29
                                 ==========     =====    ========     =====

The following table presents information relating to stock options at June 30, 2000:

              Options Outstanding                         Options Exercisable
----------------------------------------------   ----------------------------------------
                                                   Weighted
                                  Weighted          Average                  Weighted
    Range of                       Average         Remaining                  Average
Exercise Prices       Shares    Exercise Price   Life in Years   Shares    Exercise Price
---------------     ---------   --------------   -------------   -------   --------------
$1.00 - $ 1.76        127,795       $1.03            3.43        127,795        $1.03
$2.80 - $ 3.625       141,669        3.40            2.71        125,419         3.45
$5.25 - $11.19        768,639        6.94            1.21        134,820         8.31
                    ---------                                    -------
                    1,038,103                                    388,034
                    =========                                    =======

The weighted average fair value at date of grant for options granted during the years ended June 30, 2000 and 1999 was $3.14 and $5.29 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                             2000                   1999
                                        -------------           ------------
Risk-free interest rates                5.46% - 6.86%           4.6% - 6.05%
Expected option life in years               3 - 8                  1 - 8
Expected stock price volatility           50% - 79%              76% - 83%
Expected dividend yield                      -0-                    -0-


Had the Company elected to recognize compensation costs based on the fair value of the options at the date of grant as prescribed by SFAS 123, net earnings
(loss); basic earnings (loss) per share; and diluted earnings (loss) per share would have been approximately $(1,349,000), ($.20) and ($.20) respectively for the year ended June 30, 2000; $(1,536,000), ($.26) and ($.26) respectively for the year ended June 30, 1999, and $2,468,000, $.45 and $.37 respectively for the year ended June 30, 1998.

As of June 30, 2000, the Company has outstanding warrants for the purchase of 40,000 shares at $6.00 per share which expired August 26, 2000.

10.  Income Taxes

Income tax expense (benefit) for each of the last three years is as follows:

(In thousands)

                                                  2000      1999      1998
                                                 -----     -----     -----
     Current:
       Federal                                    --       $  28     $  98
       State                                      --          72        29
       Foreign                                      96        16        12
                                                 -----     -----     -----
                                                    96       116       139
                                                 -----     -----     -----
     Deferred:
       Federal                                    (810)      817       398
       State                                      (135)      144        70
       Net operating loss carryforward            --        (755)     (810)
                                                 -----     -----     -----
                                                  (945)      206      (342)
                                                 -----     -----     -----
     Other                                         260       169       342
                                                 -----     -----     -----
                                                 $(589)    $ 491     $ 139
                                                 =====     =====     =====

For the years ended June 30, 1999 and 1998, the current tax provision was reduced by $468,000 and $380,000, respectively from the utilization of net operating losses carried forward. The increase in the deferred income taxes benefit from exercise of non-qualified stock options is allocated to paid-in capital and shown in "other" above.

The principal components of the net deferred tax assets are as follows:

                                                        2000         1999
                                                       ------      -------
     Deferred tax asset:
       Net operating loss carryforwards                $4,058      $ 1,863
       Business tax credit carryforwards                  300          300
       Valuation reserves and accruals
         deductible in different periods                  256          480
       Other                                               63           40
                                                       ------      -------
                                                        4,677        2,683
          Valuation allowance                            --           (446)
                                                       ------      -------
                                                        4,677        2,237
     Deferred tax liability:
       Software cost capitalization                     3,108        1,709
          Amortization differences                        115           80
                                                       ------      -------
                                                        3,223        1,789
                                                       ------      -------
          Net deferred tax asset                       $1,454      $   448
                                                       ======      =======

The difference between the tax expense (benefit) reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

                                                 2000        1999         1998
                                                -----      -------      -------

Tax at statutory rate                           $(522)     $  (163)     $ 1,030
    State income tax                              (92)         142           65
    Net operating loss carryforward                --       (1,223)      (1,190)
    Non-deductible purchased research
      and development                              --        1,548           --
    Other, including foreign tax                   25          187          234
                                                -----      -------      -------
                                                $(589)     $   491      $   139
                                                =====      =======      =======

As of June 30, 2000, the Company has net operating loss ("NOL") carryforwards of approximately $12,350,000 available to reduce future federal taxable income of which $2,500,000 is subject to limitations in accordance with Section 382 of the Internal Revenue Code. Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur. Upon utilization, the tax benefit attributable to $2,220,000 of the NOL carryforward of Informedics at the date of acquisition will be recorded as a reduction of the intangible assets obtained in the acquisition of Informedics. The Company also has available general business tax credit carryforwards of $300,000 to reduce future federal income tax expense. The NOL and business tax credit carryforwards expire in various amounts through 2009 and 2020, respectively.

11.  Retirement Plan

Effective June 1998, the Company implemented a 401(K) Retirement Plan (the "Retirement Plan") which covers all eligible employees. Participants may contribute up to 15% of their salary, as defined by the plan. In addition, the Company may make contributions to the Retirement Plan, subject to certain limitations. The Company contribution to the Retirement Plan was $195,000; $144,000 and $7,000 for the years ended June 30, 2000, 1999 and 1998 respectively.

12.  Related Party Transactions

On March 31,2000, the Chairman of the Board of Directors of the Company exercised a total of 674,695 stock warrants and 15,000 stock options for a total exercise price of $513,369, increasing his ownership to 14.9% of the outstanding stock of the Company on that date, as computed under Rule 13d-3 of the Securities and Exchange Commission. The warrants exercised were issued in connection with the fiscal 1998 bridge financing at an exercise price of $272,500 for 545,000 shares and $162,119 for 129,695 shares. The stock options were exercised at an aggregate price of $78,750 and were granted as compensation for services as the Chairman of the Board.

During 2000, 1999 and 1998, legal fees totaling $255,000; $375,000 and $292,000, respectively, were incurred by the Company for services provided by a firm to which an attorney who is also a director of the Company is counsel.

13.  Commitments and Contingencies

(a)  Operating Lease

Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2007. Under these leases, minimum commitments, without regard to amounts due from third parties under sub-lease arrangements, are as follows (in thousands):

                  2001                               $1,076
                  2002                                  969
                  2003                                  890
                  2004                                  429
                  2005                                  383
                  Thereafter                            719
                                                     ------
                                                     $4,466
                                                     ======

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rental expense for the years ended June 30, 2000, 1999 and 1998 aggregated $939,000, $783,000 and $537,000 respectively.

(b)  Royalties

In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms. Under this agreement, the Company is required to pay royalties of 5% to 15% on sales of this software product.

(c)  Other Contingencies and Uncertainties

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, results of operations or cashflows.

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

14.  Subsequent Event

The Company may require additional financing in order to fund its operations for the fiscal year ending June 30, 2001. Accordingly, the Company is negotiating a loan agreement with Fratelli Auriana, an entity controlled by the Chairman of the Board of Directors, and the Chairman. On October 11, 2000 Fratelli Auriana committed to loan the Company up to $2,000,000 to be drawn in $250,000 increments as needed with repayments of amounts borrowed due September 30, 2002 and with interest payable quarterly at prime plus 1/4%. The loan will be collateralized by all of the assets of the Company. In addition, the Chairman agreed to defer payment of an aggregate of $1,236,000 representing loan principal and interest owed to him as of June 30, 2000 which had been payable upon demand.

15.  Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is limited due to the large number of hospitals comprising the Company's customer base. As of June 30, 2000 and 1999, the Company had no significant concentration of credit risk.

16.  Foreign Currency Risk

The Company has exposure to foreign currency exchange rate fluctuations  arising
from  sales  made  to  customers  in  the  United   Kingdom.   The  Company  has
approximately $368,000 subject to such risk at June 30, 2000.

17.  Segment Information

The Company operates in only one business segment: the development, implementation and maintenance of clinical information system software marketed to the healthcare industry. Within this segment, the Company has three distinct product lines: Pharmacy Systems, Blood Bank Systems, and Operating Room

Systems. The Blood Bank, Pharmacy and Operating Room divisions operate in the United States, and JAC, which provides pharmacy stock control systems, operates from its facilities in the United Kingdom. Selected financial information by geographic area as of June 30 is as follows: (In thousands)

                                                2000         1999         1998
                                              --------     --------     --------

Revenues from Unaffiliated Customers
   United States                              $ 24,352     $ 25,779     $ 18,860
   United Kingdom                                2,354        2,560        1,670
                                              --------     --------     --------
         Total                                $ 26,706     $ 28,339     $ 20,530
                                              ========     ========     ========

Net (loss) Earnings
  United States                               $ (1,042)    $ (1,125)    $  2,902
  United Kingdom                                    94          155           28
                                              --------     --------     --------
         Total                                $   (948)    $   (970)    $  2,930
                                              ========     ========     ========

Identifiable Assets
   United States                              $ 27,259     $ 24,777     $ 22,544
   United Kingdom                                1,792        1,571        1,203
                                              --------     --------     --------
         Total                                $ 29,051     $ 26,348     $ 23,747
                                              ========     ========     ========

                                  EXHIBIT INDEX

Exhibit
  No.     Description
  ---     -----------
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

3.1       Restated Certificate of            Incorporated by Reference to Exhibit No. 4 to the Registration
          Incorporation                      Statement on Form S-8 (File No. 333-7591) (the "1996 Registration
                                             Statement")

3.2       By-laws                            *

10.1      Agreement between the Company      **
          and Intellimed Corporation
          dated September 25, 1990

10.7.2    Letters outlining terms of         *****
          engagement for Les Dace,
          John Esposito,  Rodger Wilson
          and Creighton Miller

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

10.24     Agreement between Carter
          BloodCare and Hemocare, a
          division of Mediware
          Information Systems, Inc.
          dated as of November 1999

10.25     Office Building Lease between
          Carter BloodCare and Mediware
          Information Systems, Inc.
          dated May 23, 2000

10.26     Commitment Letter from
          Fratelli Auriana, Inc. and Lawrence
          Auriana to Mediware Information
          Systems, Inc. dated October 11, 2000

10.27     Employment Agreement between
          Mediware Information Systems,
          Inc. and Les Dace dated as of
          June 10, 1999

10.28     Employment Agreement between
          Mediware Information Systems,
          Inc.  and Michael Montgomery
          dated as of March 6, 2000

10.29     Stock Option Agreement between
          Mediware Information Systems,
          Inc. and Michael Montgomery,
          dated as of March 3, 2000

11        Schedule of Computation of Net
          Earnings Per Share

21        Subsidiaries of the Registrant     *****

23.2      Consent of Richard A. Eisner &
          Company, LLP

27        Financial Data Schedule

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

***** Incorporated be reference to the Exhibits bearing the same designation in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

       Exhibits 10.7.2, 10.8, 10.9, 10.10,  10.13,  10.14,  10.15, 10.17, 10.19,
       10.20, 10.27, 10.28, and 10.29 are management contracts or compensatory plans or arrangements.