Form 10-K/A
period 2000-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2000-10-27
CIK 874733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                          AMENDMENT NO. 1 TO FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____

                         Commission File Number: 1-10768

                       MEDIWARE INFORMATION SYSTEMS, INC.
           (Exact name of the registrant as specified in its charter)

             New York                                     11-2209324
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


11711 West 79th Street, Lenexa, KS                          66214
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of common stock on September 25, 2000 as reported on the NASDAQ Small Cap Market, was approximately $26,430,000.

The number of shares outstanding of the registrant's common stock, as of September 25, 2000 was 7,133,000 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

The directors of the Company are as follows:

                                CLASS I DIRECTORS
                  (Term Expires at the Annual Meeting Following
                              the 2001 Fiscal Year)

Roger Clark, age 66, has been a director since 1983. In June 1997 he acquired a half-ownership in a recruitment advertising agency named Talcott and Clark Recruitment Advertising, Inc. From 1980 to 1987, he held a series of managerial positions in the computer products area with Xerox Corporation. Mr. Clark is a director of The Kaufmann Fund, Inc.

Hans Utsch, age 64, has been a director since 1985. He has been independently engaged in money management and investment banking for over 20 years. Since 1986, he has been President and, together with Mr. Lawrence Auriana, Portfolio Co-Manager of The Kaufmann Fund, Inc. Mr. Utsch is also a director of The Kaufmann Fund, Inc.

Les N. Dace, age 54, has been a director since 1995. Mr. Dace was appointed Vice Chairman of the Board in charge of strategic planning and business development in October 1998. Mr. Dace joined the Company in 1992, as Vice President and General Manager for the Digimedics and Surgiware Product Centers. He was appointed President and C.E.O. of the Company in 1995 and held this post until October 1998.


                               CLASS II DIRECTORS
                  (Term Expires at the Annual Meeting Following
                              the 2002 Fiscal Year)

Joseph Delario, age 67, has been a director since 1992. Mr. Delario was President and Chief Executive Officer of Quadrocom, Inc., a business consulting firm, until December 1992, and since then has been a business consultant and private investor in and active in the management of several computer service companies. Mr. Delario renders management and financial services to the Company.

Walter Kowsh, Jr, age 51, has been a director since 1990. He is a consultant programmer specializing in Client/Server database systems. He was a Senior Programmer Analyst with Brown Bros. Harriman & Co. from 1989 to 1992. From 1986 to 1989, he was a computer consultant with Howard Systems International.

John C. Frieberg, age 70, has been a director since 1993. From 1992 to 1995, Mr. Frieberg was President, C.E.O. and Chief Financial Officer of the Company. Mr. Frieberg joined Digimedics Corporation as President in October 1989.

Michael Montgomery, 52, has been President, Chief Executive Officer and Director since March 2000. Mr. Montgomery served as President of Alltel Healthcare Information Systems Division from 1990 until his retirement in 1998. Mr. Montgomery served as Executive Vice President of Sales and Marketing of Systematics, Inc. from 1980 until 1990 when it was acquired by Alltel Corporation. He studied mechanical engineering at the University of Utah.


                               CLASS III DIRECTORS
                  (Term Expires at the Annual Meeting Following
                              the 2000 Fiscal Year)

Lawrence Auriana, age 56, has been Chairman of the Board of the Company since 1986 and a director since 1983. He has been a Wall Street analyst, money manager and venture capitalist for over 20 years. Since 1986, he has been

Chairman, a director and, together with Hans Utsch, also a director of the Company, Portfolio Co-Manager and a director of The Kaufmann Fund, Inc.

Jonathan H. Churchill, age 68, has been a director of the Company since 1992. Mr. Churchill has been a practicing attorney in New York City since 1958 and since May 1996 has been Counsel at Winthrop, Stimson, Putnam & Roberts. Mr. Churchill was a partner of Boulanger, Hicks, & Churchill, P.C., from January 1990 to May 1996. Winthrop, Stimson, Putnam & Roberts rendered legal services to the Company during the last fiscal year, and the Company has retained and proposes to retain Winthrop, Stimson, Putnam & Roberts during the current year.

Clinton G. Weiman, M.D., age 75, has been a director since June 1996. In 1998 Dr. Weiman became associated with Executive Health Examiners as a physician. Since 1994, Dr. Weiman has been independently engaged as a consultant with the Federal Reserve. His appointments have included Clinical Associate Attending Physician at New York Hospital and Associate Professor, Clinical Medicine at Cornell University Medical College.

John Gorman, M.D., age 69, was appointed a director in November 1999. Dr. Gorman is currently Clinical Professor of Pathology at New York University School of Medicine. Dr. Gorman served as a Director of the Blood Bank of Presbyterian Hospital, NY until 1981 and as Director of the Tisch Hospital Blood Bank at New York University Medical Center until his retirement in 1999. Dr. Gorman is a consultant to Mediware for new product development in the area of blood bank information systems. Dr. Gorman graduated from the University of Melbourne Medical School in 1953 and completed his residency in Anatomic and Clinical Pathology at Columbia Presbyterian Medical Center in 1960.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Lawrence Auriana, 56, Chairman of the Board and Secretary. See above for biographical information for Mr. Auriana.

Les N. Dace, 54, Vice Chairman of the Board in charge of strategic planning and business development. See above for biographical information for Mr. Dace.

Michael Montgomery, 52, has been President, Chief Executive Officer and Director since March 2000. See above for biographical information for Mr. Montgomery.

Barbara Conner, BS, MT(ASCP), RT(ARRT), 58, has been with the Company since 1992 and responsible for sales of the Hemocare Blood Bank System. In fiscal year 2000, Ms. Connor's was appointed Vice President, Sales & Marketing for the Blood Bank Division. Prior to joining the Company, Ms. Conner had her own Company consulting primarily to Hospitals in the area of Laboratory Interfacing and CLIA '88 Regulations effecting Physicians. Ms. Conner's background includes Clinical Laboratory Registration and Radiologic Technology Registration with experience as Manager of both departments and a history of 25 years of successful sales experience.

Bill Macdonald, 54 joined the Company in 2000 as Vice President of Marketing and Business Development. Prior to joining the Company, Bill was most recently Senior Vice President of Marketing for ALLTEL Information Services, a $1.2 billion division of ALLTEL, a fortune 500 company. Bill has over 24 years of sales and marketing experience in healthcare information systems. He was Senior Vice President of Marketing for ALLTEL Healthcare from 1993 to 1997. From 1985 to 1993, Bill held various Director and Vice President positions with TDS Healthcare Systems.

Creighton Miller, 48, joined Digimedics Corporation in 1980 as a software development engineer. Mr. Miller has served as Vice President and General Manager of the Operating Room Division since 1998. Mr. Miller also served as Vice President and General Manager of the Blood Bank Division from July 1999 until July 2000. In 1983 Mr. Miller was appointed Vice President of Engineering.

Kerry D. Robison, 36, has been with the Company as a Consultant to the Finance Department since November 1998. In June 1999, Ms. Robison was appointed Chief Financial Officer. From October 1994 to October 1998 she served as Corporate Controller with Vanguard Airlines. From 1989 to 1994 she served as a project accountant and as a project controller with Zeckendorf Company, a real estate development firm in New York City. Ms. Robison is a Certified Public Accountant.

Rodger P. Wilson, R.Ph., 47, joined the Company in 1996 as Vice
President/General Manager of the Pharmacy Division. Mr. Wilson was President of The Pawnee Group from 1994 to 1996 and Vice President of Operations and Chief Information Officer of Concepts Direct, Inc., from 1992 to 1994. Mr. Wilson resigned from the Company effective October 13, 2000.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Other than Mr. Churchill, none of the directors and executive officers of the Company have filed Forms 5 for the fiscal year ended June 30, 2000, though the Company believes that Forms 5 were not required to be filed by Messrs. Auriana, Dace, Delario, Kowsh, Utsch and Wilson, and Dr. Weiman. Mr. Auriana filed a Form 4 relating to four transactions during fiscal year 2000 late. Messrs. Churchill and Delario each filed a Form 4 relating to four transactions during the 2000 fiscal year, for which the Form 4 was late in reporting three of the four transactions. Mr. Dace filed two Forms 4 late, one of which related to two transactions and the other related to six transactions during the 2000 fiscal year. Messrs. Frieberg, Kowsh and Utsch, and Dr. Weiman each filed a Form 4 relating to two transactions during the 2000 fiscal year, for which the Form 4 was late in reporting one of the two transactions. Mr. Wilson filed a Form 4 relating to six transactions during the 2000 fiscal year late. Messrs. Clark, Frieberg and Miller and Dr. Gorman have each engaged in a transaction during the 2000 fiscal year that the Company is aware of that have not been reported on a Form 4 or Form 5. John Esposito, the Company's former Chief Executive Officer, has engaged in three transactions that the Company is aware of that have not been reported on a Form 4 or Form 5. Dr. Gorman has not filed a Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables sets forth all compensation paid by the Company to, or earned by each person who served as Chief Executive Officer in the fiscal year ended June 30, 2000 and the five other most highly compensated executive officers, who were serving as executive officers as of June 30, 2000, in the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term Compensation
                                                                              -------------------------------------
                                               Annual Compensation                     Awards               Payouts
                                      -----------------------------------------------------------------------------
                                                                              Restricted    Securities
                                                                  Other         Stock       Underlying       LTIP        All Other
Name and                     Fiscal   Salary        Bonus      Compensation     Awards       Options        Payouts     Compensation
Principal Position            Year      ($)          ($)           ($)            (#)          (#)            ($)            ($)
------------------------------------------------------------------------------------------------------------------------------------
Michael Montgomery (1)        2000     80,000       50,000            --            --       350,000            --            41
President and Chief           1999         --           --            --            --            --            --            --
Executive Officer             1998         --           --            --            --            --            --            --

John Esposito (2)             2000    103,846           --        64,394            --            --            --           204
President and Chief           1999    127,400       95,000         6,000            --        30,000            --           400
Executive Officer             1998     80,000       69,300         6,000            --            --            --           300

Les N. Dace                   2000    120,000      182,500         8,653            --            --            --           245
Vice Chairman  & Director     1999    113,000       75,000         6,000            --            --            --           400
                              1998    110,000      136,650         6,000            --        30,193            --           400

Barbara Conner                2000     80,000      149,783            --            --            --            --           163
Vice President, Sales &       1999     68,750      114,475            --            --        40,000            --            --
Marketing, BloodBank          1998     65,000       57,861            --            --        12,077            --            --
Division

Creighton Miller              2000    120,000       15,000        12,000            --        20,000            --           245

Vice President and General    1999    101,600       26,400            --            --        20,000            --           400
Manager Operating Room        1998     80,000       14,318            --            --            --            --            --
& Blood Bank Divisions

Kerry D. Robison              2000    120,000       15,000         6,346            --            --            --           245
Chief Financial Officer       1999      6,923        4,997            --            --        40,000            --            --
                              1998         --           --            --            --            --            --            --

Rodger Wilson (3)             2000    120,000            0        10,538            --            --            --           245
Vice President and General    1999    127,300       15,600         6,000            --            --                         400
Manager Pharmacy Division     1998     80,000       73,100         6,000            --            --                         300

(1) Mr. Montgomery joined the Company as President and Chief Executive Officer in March 2000.

(2)  Mr. Esposito resigned as President and Chief Executive Officer in March
     2000.

(3)  Mr. Wilson resigned from the Company effective October 13, 2000.


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning options to purchase Common Stock of the Company granted to the individuals named in the "Summary Compensation Table" above during fiscal 2000. No stock appreciation rights were granted in fiscal 2000.

                                                                                             Grant Date
                                 Individual Grants                                              Value
-----------------------------------------------------------------------------------         -------------

                             Number of       % of Total
                            Securities        Options
                            Underlying       Granted to
                              Options       Employees in   Exercise     Expiration            Grant Date
         Name                 Granted       Fiscal Year   Base Price       Date             Present Value
                                (#)                          ($)                                 ($)
---------------------------------------------------------------------------------------------------------
Michael Montgomery (1)      350,000 (2)         74%        6.4375     March 5, 2005          864,500 (3)

John Esposito (4)                --             --             --                --               --

Les N. Dace                      --             --             --                --               --

Barbara Conner                   --             --             --                --               --

Creighton Miller             20,000 (5)          4%         7.625     July 13, 2009          127,800 (6)

Kerry D. Robison                 --             --             --                --               --

Rodger Wilson (7)                --             --             --                --               --

-----------

(1) Mr. Montgomery joined the Company as President and Chief Executive Officer in March 2000.

(2) These options are exercisable 116,666 on the 1st anniversary date, 116,667 on the 2nd anniversary, and 116,667 on the 3rd anniversary from the grant date of March 6, 2000. These options remain exercisable until March 5, 2005.

(3) The grant date present value was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero percent; expected stock volatility of 49.8%; risk-free interest rate of 6.62%, and expected years until exercise of 3 years.

(4) Mr. Esposito resigned as President and Chief Executive Officer in March
2000.

(5) These options are exercisable 25%, 50%, 75% & 100% on the 1st, 2nd, 3rd & 4th anniversaries from the grant date of July 14, 1999. These options remain exercisable until July 13, 2009.

(6) The grant date present value was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero percent; expected stock volatility of 78.9%; risk free interest rate of 5.89%, and expected years until exercise of 8 years.

(7) Mr. Wilson resigned from the Company effective October 13, 2000.


          AGGREGATED OPTIONS/SAR EXERCISE IN LAST FISCAL YEAR AND VALUE
           OF OUTSTANDING OPTION/SAR VALUES AT END OF LAST FISCAL YEAR

The following table sets forth options exercised by the individuals named in the "Summary Compensation Table" above during fiscal 2000 and the number and value of options held by them at June 30, 2000. No stock appreciation rights were granted and there were no outstanding stock appreciation rights at June 30, 2000. The fair market value on such date was $6.50 per share.



                                Shares                           Number of Securities            Value of Unexercised
                               Acquired          Value          Underlying Unexercised               In-the-Money
         Name                     On           Realized        Options at End of Fiscal       Options End of Fiscal Year
                               Exercise          ($)                     Year                            ($)
-------------------------------------------------------------------------------------------------------------------------
                                                             Exercisable    Unexercisable    Exercisable    Unexercisable
                                                             -----------    -------------    -----------    -------------
Michael Montgomery (1)              --              --              --         350,000              --              --
John Esposito (2)               52,500              --              --              --              --              --
Les N. Dace                     60,600         326,125          34,497          15,096          19,400              --
Barbara Conner                      --              --          18,038          36,039          63,250         183,750
Creighton Miller                 2,000          11,250           6,000          35,000           3,000              --
Kerry Robison                       --              --          10,000          30,000              --              --
Rodger Wilson (3)               12,500          41,931          12,500              --          12,188          24,500

(1) Mr. Montgomery joined the Company as President and Chief Executive Officer in March 2000.

(2)  Mr. Esposito resigned as President and Chief Executive Officer in March
     2000.

(3)  Mr. Wilson resigned from the Company effective October 13, 2000.




COMPENSATION OF DIRECTORS

It has been the Company's practice, starting in 1987, to conserve cash by compensating directors for their services primarily through the grant of stock options and shares of Common Stock. In 1991 a Stock Option Plan for Non-

Employee Directors (the "1991 Plan") was adopted. The 1991 Plan expired in 1997 and was replaced by the 1997 Stock Option Plan for Non-Employee Directors (the "1997 Plan"). A summary description of the 1997 Plan is set forth below under the heading "1997 Stock Option Plan for Non-Employee Directors."

Under the 1997 Plan each director in office on July 1, 1999 received 3,600 options (10,800 in the case of the Chairman) for services as a director, exercisable at $7.13, the fair market value of the Company's Common Stock on July 1, 1999, the date of grant. These options shall expire on July 1, 2007.

Each director in office on July 1, 1999 also became entitled to receive for his services during fiscal 2000 shares of Common Stock valued at $10,000 ($30,000 in the case of the Chairman) based on the average of the high and low market prices per share on the first day of each quarter in fiscal year 2000, which was $7.13. Therefore, each such director received 1,402 shares (4,206 shares in the case of the Chairman) for fiscal 2000.

The 3,600 options (10,800 in the case of the Chairman) granted on July 3, 2000 under the 1997 Plan to each director in office on such date are exercisable at $6.31, the fair market value of the Company's Common Stock on July 3, 2000. These options shall expire on July 1, 2008.

Each director in office on July 1, 2000 is entitled to receive for his services during fiscal 2001 shares of Common Stock valued at $10,000 ($30,000 in the case of the Chairman) based on the average of the high and low market prices per share on the first day of each quarter in fiscal year 2001.

The members of the Compensation Committee and Audit Committee receive $1,500 for each meeting attended.

1997 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

The 1997 Stock Option Plan for Non-Employee Directors (the "1997 Plan") was adopted by the Board of Directors in June 1997 and subsequently approved by the Company's shareholders at the January 1998 Annual Meeting. Under the plan, 3,600 options are granted annually to each non-employee director in office on July 1st (10,800 shares in the case of the Chairman) for their service in the upcoming fiscal year. Options granted under this plan are exercisable at 100% of the fair market value on the date of grant and are for terms of eight years. Options issued under the 1997 Plan vest in two equal installments, on the first day of the seventh month of the fiscal year in which issued and the first day of the following fiscal year, provided that the director is then in office or has retired or is out of office by reason of ill health or death. Newly elected directors receive options for 1,800 shares for each six-month period remaining in the fiscal year in which they are elected.

EMPLOYMENT AGREEMENTS

Mr. Montgomery, the Chief Executive Officer and President of the Company since March 2000, has entered into an agreement with the Company providing for Mr. Montgomery's employment for a three-year period ending on March 6, 2003, subject to automatic one year renewal terms if neither party cancels the agreement. Mr. Montgomery's base annual salary will be $260,000, with a bonus entitlement of up to 50% of base salary for achieving the annual budget plan objectives; up to 100% of base salary for achieving 125% of plan objectives; 25% of base salary for achieving 85% of plan objectives; and no bonus for achievement below 85%. Mr. Montgomery has been granted options to purchase 350,000 shares of Common Stock at a price of $6.44 per share. The options become exercisable in three annual installments of 116,666, 116,667 and 116,667 shares, respectively, starting on March 6, 2001.


Mr. Montgomery and the Company have the right to terminate Mr. Montgomery's employment without cause on 90 days notice. If employment is terminated by the Company without cause, Mr. Montgomery is entitled to receive an amount equal to 24 months salary at the highest rate in effect during his employment. If the Company is acquired by another company or a change of control should occur, and Mr. Montgomery's employment is terminated, he will receive an amount equal to 24 months salary at the rate in effect on the date of termination. Mr. Montgomery also has the right to terminate his employment for "good reason," which means a significant diminution of his duties and responsibilities without his consent, a significant reduction in his compensation or an acquisition or sale of the Company to or by a third party. If Mr. Montgomery terminates his employment for "good reason" he will be entitled to receive an amount equal to 24 months salary at the highest rate in effect during his employment. If Mr. Montgomery's employment is terminated for "cause" the Company will continue to pay his base annual salary through the date of his termination, after which the Company shall have no further obligation to Mr. Montgomery. "Cause" is defined as (i) the willful failure by Mr. Montgomery to follow directions communicated to him by the Chairman of the Board of Directors; (ii) the willful engaging in conduct by Mr. Montgomery which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by Mr. Montgomery to an act of fraud, misappropriation or embezzlement or to a felony; (iv) Mr. Montgomery's habitual drunkenness or use of illegal substances; (v) a material breach of Mr. Montgomery's employment agreement; or (vi) an act of gross negligence or gross misconduct which the Company deems to be good and sufficient cause.

Mr. Dace has an employment agreement with the Company under which he received an annual base salary of $120,000 and a bonus based on the completion of designated projects and the attainment of targeted corporate earnings per share in fiscal 1999. His bonus in fiscal 2000 was based on the number of hospitals that went live on Worx during fiscal 2000, $5,000 for completion or substantial progress on each of four designated projects, and the same measures of achievement for corporate earnings per share as in fiscal 1999.

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

Awards granted under the 1992 Equity Incentive Plan (the "Equity Incentive Plan") may include a wide range of Common Stock-based awards. Officers and other employees of the Company are eligible to participate in the Equity Incentive Plan. The maximum number of shares of Common Stock which may be issued under the Equity Incentive Plan at any time was increased, as a result of the approval by the Company's stockholders at the Company's Annual Meeting held on June 14, 2000 of an amendment to the Equity Incentive Plan adopted on March 3, 2000 by the Company's Board of Directors, from 20% to 30% of the outstanding shares of the Company's Common Stock. The number of incentive stock options that may be granted under the Equity Incentive Plan was also increased, as a result of the approval by the Company's stockholders of the same amendment at the Company's June 14, 2000 Annual Meeting, from 500,000 to 700,000 shares. No awards may be granted after the year 2002. The term of each stock option may not exceed ten years from the date of grant. The option price of each stock option is payable in cash, at the discretion of the option committee in shares of the Company's Common Stock, or by a combination thereof. Certain options under the Equity Incentive Plan held by former key employees of Informedics, Inc. ("Informedics") and issued to replace options to purchase shares of Informedics are incentive stock options. Otherwise no options intended to be incentive stock options under the Internal Revenue Code of 1986 are currently outstanding.

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

REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee (the "Compensation Committee") makes recommendations relating to the compensation of senior executives of the Company, including the Chief Executive Officer, and administers the Company's policies and plans governing annual and long-term compensation. Although during fiscal year 2000 the Company did not have a formal Compensation Committee, Messrs. Delario and Clark and Dr. Weiman effectively served in that capacity with a subset of Dr. Weiman and Mr. Clark reviewing stock-based issues.

COMPENSATION PHILOSOPHY

The Company has a "pay for performance" philosophy, implemented by attempting to establish base salaries at levels competitive for its industry coupled with cash bonuses for superior performance and stock-based compensation permitting executives to earn above industry averages if the value of the Company's stock increases.

Base Salaries. The Company generally attempts to establish annual base salaries for executives, including the Chief Executive Officer, competitive with base salaries for executives of similarly situated companies within the industry. The Company also attempts to develop programs under which key executives can earn bonus cash compensation, dependent upon performance.

Stock Options and Stock-Based Awards. Stock option grants and stock-based awards are designed to create continued and long-term incentives for executives and employees to attempt to increase equity values consistent with the expectations and interests of public shareholders and to align executives' and shareholders' interests both in the near and longer terms.

Chief Executive Officer Compensation. Mr. John Esposito held the position of Chief Executive Officer until March 2000, when Mr. Michael Montgomery became the Chief Executive Officer and President of the Company.

Mr. Montgomery's compensation is governed by an agreement with the Company which is described more fully in the section entitled "Employment Agreements" above. Some of the salient features of that agreement is that his annual base salary of $260,000 is competitive with that of Chief Executive Officer compensation of other companies in the same industry and that Mr. Montgomery can earn more money if the Company performs well. He can earn a bonus of up to 50% of base salary for achieving the annual budget plan objectives; up to 100% of base salary for achieving 125% of plan objectives; 25% of base salary for achieving 85% of plan objectives; and no bonus for achievement below 85%. In addition, to align Mr. Montgomery's interests with those of the stockholders, he has been granted options to purchase 350,000 shares of Common Stock at a price of $6.44 per share. The options become exercisable in three annual installments of 116,666 shares, 116,667 shares and 116,667 shares starting on March 6, 2001 but become immediately exercisable upon a change in control.

Mr. Esposito's base annual salary in fiscal year 2000 was $150,000, without any set formula by which Mr. Esposito could earn incentive compensation based upon performance.

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to its chief executive officer and its four other most highly compensated executives. It is unlikely, at this point in the Company's history, that the Company will pay executive compensation that might not be deductible under that Section. In addition, the limit on the number of shares with respect to which options or rights may be granted to any one individual during the ten years following the effective date under the 1992 Plan is intended to retain favorable treatment under section 162(m) for stock options. Under the provisions of the 1992 Plan, stock options should not be subject to the limitations on deductibility under Section 162(m) of the Code.

                                   Roger Clark
                                 Joseph Delario
                                Clinton G. Weiman

STOCK PERFORMANCE

The following chart compares the cumulative total shareholder return on the Company's Common Stock based on the closing bid price of the Company's Common Stock for the last five years ("Mediware"), with the cumulative total returns for the Russell 2000 index ("Russell 2000") and the NASDAQ Computer and Data Processing Services Stocks Index ("Nasdaq Computer Index") over the same period. The comparison assumes $100 invested in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The stock price performance shown on the chart is not necessarily indicative of future performance.


                                  [LINE GRAPH]


        Date                 Mediware            Russell 2000          Nasdaq Computer Index
       6/30/95                 $ 100                 $ 100                     $ 100
       6/30/96                 $ 333                 $ 120                     $ 128
       6/30/97                 $ 467                 $ 140                     $ 177
       6/30/98                 $ 667                 $ 161                     $ 253
       6/30/99                 $ 672                 $ 161                     $ 412
       6/30/00                 $ 578                 $ 182                     $ 697


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of September 25, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the individuals named in the "Summary Compensation Table" above, (iii) each current director of the Company, and (iv) all directors and named executive officers as a group.

                                                                           AMOUNT OF COMMON STOCK
                                                                             BENEFICIALLY OWNED
                                                    ---------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                NUMBER OF SHARES (1)                    PERCENTAGE OWNERSHIP (1)
-----------------------------------------           --------------------                    ------------------------
5% SHAREHOLDER
  Oracle Partners, L.P.,                            1,110,436 (2)                           15.6%
  Oracle Institutional Partners, L.P.
  SAM Oracle Investments Inc.
  Oracle Offshore Limited
  Oracle Management Company Employee
   Retirement Account

Lawrence Auriana (See below)


DIRECTORS AND EXECUTIVE OFFICERS
Lawrence Auriana                                    1,064,900  (3)                          14.8%
Jonathan H. Churchill                                  44,822  (4)                            *
Roger Clark                                            31,642  (5)                            *
Les N. Dace                                            42,045  (6)                            *
Joseph Delario                                        276,607  (7)                           3.8%
John C. Frieberg                                       23,826  (8)                            *
Dr. John Gorman                                        43,948  (9)                            *
Walter Kowsh, Jr.                                      57,289 (10)                            *
Michael Montgomery                                          0 (11)                            *
Hans Utsch                                            124,492 (12)                           1.7%
Dr. Clinton G. Weiman                                  18,874 (13)                            *
Barbara Conner                                         19,058 (14)                            *
John Esposito                                           2,100 (15)                            *
Creighton Miller                                       16,000 (16)                            *
Kerry D. Robison                                       10,000 (17)                            *
Rodger Wilson                                               0 (18)                            *
All directors and executive officers as a
group (16)                                          1,775,603 (19)                          23.8%




     * Less than one percent

(1) Based on the number of shares outstanding at September 25, 2000, plus, for each person or group, shares which may be acquired by the shareholders upon exercise of options within 60 days of September 25, 2000.

(2) Based on information contained in a Form 5 filed by Mr. Larry N. Feinberg on March 9, 2000 with a statement date of December 1999. Mr. Feinberg disclaims any beneficial ownership of the securities to which the Form 5 relates for purposes of Section 16 of the Securities and Exchange Act of 1934, as amended, except as to such securities representing his pro rata interest in, and interest in the profits of, the listed entities. The address for the Oracle shareholders is 712 Fifth Avenue, 45th Floor, New York, New York 10019.

(3) Includes 52,400 options exercisable within 60 days. The address for Mr. Auriana is 140 East 45th Street, 43rd Floor, New York, NY 10017.

(4) Includes options for 17,468 shares which are exercisable within 60 days. The address for Mr. Churchill is One Battery Park Plaza, New York, NY 10004.

(5) Includes options for 17,468 shares which are exercisable within 60 days. The address for Mr. Clark is 330 Elm Street, Unit # 1, New Canaan, CT 06840.

(6) Represents options for 42,045 shares which are exercisable within 60 days. The address for Mr. Dace is 11211 Quivas Loop, Westminster, CO 80234.

(7) Includes options for 92,468 shares which are exercisable within 60 days. The address for Mr. Delario is 405 Crocus Hill, Norwood, N.J. 07648.

(8) Includes options for 4,134 shares which are exercisable within 60 days. The address for Mr. Frieberg is 4402 South St. Andrew's Lane, Spokane, WA 99223.

(9) Includes options for 3,745 shares which are exercisable within 60 days. The address for Dr. Gorman is 145 4th Street, Del Mar, CA 92014.

(10) Includes options for 19,968 shares which are exercisable within 60 days. The address for Mr. Kowsh is 64-08 136th Street, Flushing, NY 11367.

(11) The address for Mr. Montgomery is 11711 West 79th Street, Lenexa, KS 66214.

(12) Includes options for 19,968 shares which are exercisable within 60 days. The address for Mr. Utsch is 140 East 45th Street, 43rd Floor, New York, NY 10017.

(13) Includes options for 12,467 shares which are exercisable within 60 days. The address for Dr. Weiman is 2 Roberta Lane, Greenwich, CT 06830.

(14) Includes options for 19,058 shares which are exercisable within 60 days. The address for Ms. Conner is 25 Melville Park Rd., Melville, NY 11747.

(15) The address for Mr. Esposito is 106 Willow Avenue, Huntington, NY 11743.

(16) Includes options for 16,000 shares which are exercisable within 60 days. The address for Mr. Miller is 1600 Green Hills Rd. #105, Scotts Valley, CA 95066.

(17) Includes options for 10,000 shares which are exercisable within 60 days. The address for Ms. Robison is 11711 West 79th Street, Lenexa, KS 66214.

(18) The address for Mr. Wilson is 4655 Pawnee Place, Boulder, CO 80303.

(19) Includes options for 327,189 shares which are exercisable within 60 days.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an outstanding note payable to the Chairman of its Board of Directors, Mr. Auriana. The note totals $704,000 and accrues interest at 9%.

In October 2000, Fratelli Auriana, an entity controlled by Mr. Auriana, the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows. Mr. Auriana has agreed to provide funds to Fratelli Auriana should any be necessary to ensure Fratelli Auriana meets this obligation to the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. Any principal and interest outstanding must be paid by September 30, 2002. Any money borrowed may be prepaid without penalty on three days notice. Any principal and interest outstanding will become immediately due and payable upon a "change of control" of the Company, which is to be defined in final agreements between Fratelli Auriana and the Company. The loan will be secured by all of the assets of the Company. The Company will pay Fratelli Auriana an origination fee equal to the reasonably incurred expenses of Fratelli Auriana, including legal fees, up to a maximum of 3/8% of $2,000,000. There will be no facility fee. In connection with the loan from Fratelli Auriana, Mr. Auriana has agreed to defer payment of principal and accrued interest on an existing demand loan extended by Mr. Auriana to the Company of approximately $704,000, referenced above, which with accrued interest totals approximately $1.2 million until the same time as the loan from Fratelli Auriana to the Company becomes due. This earlier loan by Mr. Auriana to the Company shall maintain a secured position. Final terms and conditions will be documented in a loan agreement and related documentation currently being negotiated among Fratelli Auriana, Mr. Auriana and the Company.

Mr. Churchill is Counsel at Winthrop, Stimson, Putnam & Roberts. Winthrop, Stimson, Putnam & Roberts rendered legal services to the Company during the last fiscal year, and the Company has retained and proposes to retain Winthrop, Stimson, Putnam & Roberts during the current year.

The Company pays $8,000 per month to Glace, Inc., a New York corporation ("Glace"), of which Dr. Gorman owns a 20% interest, the remaining 80% being owned by family members of Dr. Gorman, and to which Dr. Gorman is a consultant, to provide consulting services to the Company relating to new product development in the area of blood bank information systems pursuant to a contract dated August 6, 1998 (the "Glace Consulting Agreement"). The Glace Consulting Agreement also provides for Glace to be reimbursed for all expenses up to a maximum of $5,000 upon submission of invoices and for Glace to be reimbursed for expenses exceeding $5,000, if they have been approved in advance by the Company in writing. Mediware has paid Glace a milestone payment due under the Glace Consulting Agreement of $50,000 and a $250,000 milestone payment will be due upon FDA approval of the product being developed under the Glace Consulting Agreement. Also, under an agreement dated June 30, 1999, for a one time payment of $200,000 from an entity controlled by Dr. Gorman, members of his family and Mr. Auriana, the Company sold the exclusive right to use, improve, enhance, license, sublicense and otherwise exploit the concepts developed by Dr. Gorman inherent in the generic tracker engine software being developed by the Company for use in all fields of information management, other than the healthcare field, in perpetuity.
[/R]

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


DATED:  October 27, 2000                MEDIWARE INFORMATION SYSTEMS, INC.

                                        BY:  /s/ Michael Montgomery
                                             ---------------------------
                                                 Michael Montgomery
                                                 President and
                                                 Chief Executive Officer