Form 10-Q
period 2000-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2000-11-14
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ Commission File Number: 1-10768 MEDIWARE INFORMATION SYSTEMS, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of Incorporation or organization)	11-2209324 (I.R.S. Employer Identification No.)

11711 West 79th Street Lenexa, Kansas (Address of principal executive offices)	66214 (Zip Code)

(913) 307-1000
(Registrant’s telephone number including area code)

—————————————————————————————
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 7, 2000, there were 7,137,054 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except shares)

	September 30, 2000	June 30, 2000
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,679	$ 3,634
Accounts receivable (net of allowance of $580 at
September 30, 2000 and $518 at June 30, 2000)	5,788	5,880
Inventories	238	214
Prepaid expenses and other current assets	422	350

Total current assets	8,127	10,078

Fixed assets, net	2,317	2,194
Capitalized software costs, net	8,620	7,770
Goodwill, net	5,601	5,720
Purchased technology, net	1,582	1,684
Deferred tax asset	1,661	1,454
Other long-term assets	151	151

Total Assets	$ 28,059	$ 29,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$ 436	$ 519
Accounts payable	1,384	1,259
Advances from customers	5,939	6,220
Accrued expenses and other current liabilities	2,851	3,423

Total current liabilities	10,610	11,421
Notes payable and accrued interest payable to a related party	1,253	1,236

Total liabilities	11,863	12,657

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	—	—
Common stock, $.10 par value; authorized 12,000,000
shares; issued and outstanding; 7,137,000 shares at
September 30, 2000 and 7,088,000 at June 30, 2000	714	709
Additional paid-in capital	22,887	22,764
Accumulated deficit	(7,365)	(7,055)
Accumulated other comprehensive (loss)	(40)	(24)

Total stockholders’ equity	16,196	16,394

Total Liabilities and Stockholders’ Equity	$ 28,059	$ 29,051

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited) (Amounts in thousands, except per share amounts)

	Three Months Ended September 30,
	2000	1999
Revenues
System sales	$ 1,605	$ 2,322
Services	4,519	4,681

Total revenues	6,124	7,003

Cost and Expenses
Cost of systems	447	712
Cost of services	1,666	1,577
Software development costs	1,416	1,122
Selling, general and administrative	3,131	3,045

Total costs and expenses	6,660	6,456

Operating income (loss)	(536)	547
Interest and other income	35	38
Interest (expense)	(16)	(20)

Earnings (loss) before provision for income taxes	(517)	565
Benefit (provision) for income taxes	207	(204)

Net Earnings (Loss)	(310)	361

Other Comprehensive Income, net of tax
Foreign currency translation adjustment	(16)	(12)

Comprehensive Income (Loss)	$ (326)	$ 349

Earnings (Loss) Per Common Share
Basic	$(0.04)	$ 0.06

Diluted	$(0.04)	$ 0.05

Weighted Average Common Shares Outstanding
Basic	7,109	6,175

Diluted	7,109	7,159

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS For the Three Months Ended September 30, (Amounts in thousands)

	2000	1999
	(Unaudited)	(Unudited)
Cash Flows From Operating Activities
Net earnings (loss)	$ (310)	$ 361
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	771	543
Deferred tax benefit	(207)	—
Shares issued to directors	25	25
Compensatory stock options	—	11
Loss on disposal of fixed assets	7	—
Provision for doubtful accounts	118	35
Changes in operating assets and liabilities:
Accounts receivable	(109)	473
Inventories	(24)	(252)
Prepaid and other current assets	(72)	41
Accounts payable, accrued expenses and
customer advances	(711)	366

Net cash (used in) provided by operating activities	(512)	1,603

Cash Flows From Investing Activities
Acquisition of fixed assets, net of disposals	(312)	(185)
Capitalized software costs	(1,218)	(866)

Net cash used in investing activities	(1,530)	(1,051)

Cash Flows From Financing Activities
Repayment of debt	—	(150)
Proceeds from exercise of options	103	139
Other	—	(4)

Net cash provided by (used in) financing activities	103	(15)

Foreign currency translation adjustments	(16)	(10)

Net Increase in cash and cash equivalents	(1,955)	527
Cash and cash equivalents at beginning of year	3,634	3,556

Cash and cash equivalents at end of year	$ 1,679	$ 4,083

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ —	$ 94
Income taxes	$ —	$ 127

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2000 included in the Company’s annual report filed on Form 10-K.

The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. EARNINGS (LOSS) PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company (“Common Stock”) outstanding for each period presented. For the three months ended September 30, 2000, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive. For the three months ended September 30, 1999, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3. NOTES PAYABLE TO A RELATED PARTY

On October 11, 2000, Fratelli Auriana, an entity controlled by Mr. Auriana, the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows. Mr. Auriana has agreed to provide funds to Fratelli Auriana should any be necessary to ensure Fratelli Auriana meets this obligation to the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. Any principal and interest outstanding must be paid by September 30, 2002. Any money borrowed may be prepaid without penalty on three days notice. Any principal and interest outstanding will become immediately due and payable upon a “change of control” of the Company, which is to be defined in final agreements between Fratelli Auriana and the Company. The loan will be secured by all of the assets of the Company. The Company will pay Fratelli Auriana an origination fee equal to the reasonably incurred expenses of Fratelli Auriana, including legal fees, up to a maximum of 3/8% of $2,000,000. There will be no facility fee. In connection with the loan from Fratelli Auriana, Mr. Auriana has agreed to defer payment of principal and accrued interest on an existing demand loan extended by Mr. Auriana to the Company of approximately $704,000, which with accrued interest totaled $1,236,000 and $1,253,000 at June 30, 2000 and September 30, 2000, respectively, until the same time as the loan from Fratelli Auriana to the Company becomes due. This earlier loan by Mr. Auriana to the Company shall maintain its present secured position. Final terms and conditions will be documented in a loan agreement and related documentation currently being negotiated among Fratelli Auriana, Mr. Auriana and the Company.

INDEPENDENT ACCOUNTANTS’ REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations and comprehensive income, and cash flows for the three month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 2000, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated September 1, (with respect to Notes 7 and 14, October 11, 2000), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2000, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Richard A. Eisner & Company, LLP

New York, New York
November 10, 2000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward–Looking Statements

Certain statements made in or incorporated into this 10-Q may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the “Act”) and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third party software, (iii) dependence on third party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company’s ability to manage its rapid growth, (vii) the effects of government regulations on the Company, (viii) new regulations relating to patient confidentiality, (ix) product related liabilities, (x) risks associated with system errors and warranties. Amplification of such risks may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Company does not intend to update publicly any forward-looking statements.

Results of Operations September 30, 2000 compared to September 30, 1999

Total revenues for the quarter ended September 30, 2000 decreased $879,000 or 12.6% from the prior year’s first quarter total of $7,003,000. The decrease primarily reflected a slowdown of sales in the Blood Bank division.

System sales decreased by 30.9% or $717,000 from a year ago. Management believes that diminishing sales in the Company’s Blood Bank transfusion product has negatively impacted system sales. The decrease in Blood Bank system sales was offset by a 32.6% increase in new system sales in the Pharmacy division and a 41.1% increase in new system sales from the Operating Room division’s newly developed suite of case management software.

Service revenues decreased by $162,000 or 3.5% compared to prior year service revenues of $4,681,000. In the first quarter of fiscal year 2000, service revenues were higher in preparation for anticipated Y2K issues.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems was 27.9% of new system sales compared to 30.7% last year. Cost of systems decreased by 37.2% or $265,000 from $712,000 in the first quarter of 2000 principally due to the decrease in system sales.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services increased 5.6% or $89,000 to $1,666,000 in the current year and was 36.9% of related revenues compared to 33.7% last year. This increase is primarily related to an increase in implementation and support personnel needed to implement and support software in the early maturity stage of the software’s lifecycle and prepare for transitioning legacy product clients to the newest technology.

Software development costs include salaries, contract labor, quality assurance, documentation, office and other expenses incurred in product development along with amortization of software development costs. Software development costs increased $294,000 or 26.2% from the same quarter last year of $1,122,000. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding capitalized software amortization were $2,266,000 as compared to $1,834,000 in the first three months of fiscal 2000. Spending on development has increased among all company divisions. The Company expects to continue substantial software development expenditures for the foreseeable future to move all product lines into current client server technology.

Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included are bad debt expenses, legal, accounting and professional fees; salaries and bonus expense for corporate, divisional, financial and administrative staff; utilities, rent, communication and other office expenses, and other related direct administrative expenses. Selling, general and administrative expenses increased by $86,000 or 2.8% from $3,045,000 in the first three months of fiscal 2000 to $3,131,000 in the same period in fiscal 2001.

Net loss for the quarter was $310,000 compared to net earnings of $361,000 for the first quarter of fiscal 2000, or a decrease in earnings of 193.4%.

Liquidity and Capital Resources

As of September 30, 2000 the Company had cash and cash equivalents of $1,679,000, a decrease of $1,955,000 from the fiscal year end June 30, 2000. The Company’s working capital deficit was $(2,483,000) and current ratio was 0.77:1 at September 30, 2000, compared to a working capital deficit of $(1,343,000) and a current ratio of .88:1 at June 30, 2000. The Company’s net cash outflow of $512,000 from operating activities for the quarter compares to cash generated during the same quarter in fiscal year 2000 of $1,603,000. The decrease in cash from operations and working capital for the current quarter ended September 30, 2000, was due primarily to a decrease in new system sales and the payment of trade accounts payable and accrued liabilities, including the final installment payment of $375,000 for the LifeTrak product.

The principal uses of cash for investing activities during the quarter included purchases of fixed assets and investments in product development. Fixed asset purchases of $312,000 were primarily related to the relocation of the Hemocare product center and equipment purchased for development in the Blood Bank division. Additionally, the Company acquired software and hardware to upgrade the Company’s accounting and time-tracking systems. The Company capitalized $1,218,000 and $866,000 of product development costs during the quarters ended September 30, 2000 and 1999, respectively. The product development capitalized related to continuing new development in the Pharmacy, Operating Room and Blood Bank divisions. The Company plans to continue on a plan of investing heavily to develop all its core product lines in current technologies.

Cash generated in financing activities for the quarter ended September 30, 2000 of $103,000 related to proceeds from the exercise of options compared to $139,000 generated in the same period a year ago. During the first quarter of fiscal year 2000, $150,000 was used to repay debt obligations. No debt repayment occurred during the most recently ended quarter of fiscal 2001.

The Company’s liquidity is influenced by the Company’s ability to perform on a “best of breed” basis in a competitive industry that is currently impacted by consolidations of Healthcare Information System providers. The factors that may affect liquidity are the ability to penetrate the market with its products, maintain or reduce the length of the selling cycle, and the ability to collect cash from clients as implementations of systems progresses. Exclusive of activities involving any future acquisitions of products or companies that compliment or augment the existing line of products, management believes that current funds, cash generated from operations and a loan commitment from Fratelli Auriana, described below, will be sufficient to meet operating requirements for the remainder of fiscal year 2001. While the Company cannot provide assurances, new software sales are projected to increase during fiscal year 2001 and generate sufficient cash flow for operations. However, the weaker new software sales during fiscal year 2000 combined with a plan to continue heavy investments in product development is expected to result in a cash shortfall in the second or third quarter of fiscal year 2001. In October 2000, the Company obtained from Fratelli Auriana, an entity controlled by Larry Auriana, the Chairman of the Board of Directors of the Company, a commitment to loan the Company up to $2,000,000 as needed by the Company through September 30, 2002, when any outstanding principal and interest will be due. The loan is collateralized by all the assets of the Company. Contemporaneously, Mr. Auriana has agreed to defer until the same date the loan from Fratelli Auriana is due, payment of an existing loan extended by Mr. Auriana to the Company of approximately $704,000 plus accrued interest (principal and interest total approximately $1.2 million) that was previously payable upon demand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not currently have any material exposure to foreign currency transaction gains or losses. However, the company does have some exposure to foreign currency rate fluctuations arising from sales made to customers in the United Kingdom. These transactions are made by the Company’s U.K. based, wholly owned subsidiary which transacts business in the local functional currency. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).	Exhibits

Exhibit 10.26	Commitment letter from Fratelli Auriana, Inc. and Lawrence Auriana to Mediware Information Systems, Inc. dated October 11, 2000, incorporated by reference to the Exhibit bearing the same designation in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Exhibit 11.	Schedule of Computation of Net Income (Loss) Per Share

Exhibit 15.	Letter of awareness from Richard A. Eisner & Company, LLP dated November 13, 2000 concerning unaudited interim financial information

Exhibit 27.	Financial Data Schedule

(b).	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC. (Registrant)

November 14, 2000 (Date)	/s/ Michael Montgomery —————————————— Michael Montgomery President and Chief Executive Officer

November 14, 2000 (Date)	/s/ Kerry Robison —————————————— Kerry Robison Chief Financial and Accounting Officer