Form 10-Q
period 2000-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2001-02-15
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number:     1-10768

MEDIWARE INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	11-2209324
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11711 West 79th Street Lenexa, Kansas	66214
(Address of principal executive offices	Zip code

                    (913) 307-1000
(Registrant's telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

As of February 9, 2001, there were 7,168,170 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	December 31,	June 30,
	2000	2000
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,102	$3,634
Accounts receivable (net of allowance of $600 at
December 31, 2000 and $518 at June 30, 2000)	6,226	5,880
Inventories	192	214
Prepaid expenses and other current assets	227	350
Total current assets	7,747	10,078

Fixed assets, net	2,141	2,194
Capitalized software costs, net	9,163	7,770
Goodwill, net	5,488	5,720
Purchased technology, net	1,480	1,684
Deferred tax asset	2,225	1,454
Other long term assets	145	151
Total Assets	$28,389	$29,051
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,156	$1,259
Advances from customers	6,891	6,220
Accrued expenses and other current liabilities	3,672	3,942
Total current liabilities	11,719	11,421

Notes payable and accrued interest payable to a related party	1,269	1,236
Total liabilities	12,988	12,657

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 12,000,000
shares; issued and outstanding; 7,166,000 shares at
December 31, 2000 and 7,088,000 at June 30, 2000	717	709
Additional paid-in capital	22,935	22,764
Accumulated deficit	(8,211)	(7,055)
Accumulated other comprehensive (loss)	(40)	(24)
Total stockholders' equity	15,401	16,394
Total Liabilities and Stockholders' Equity	$28,389	$29,051

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999

Revenues
System sales	$1,832	$2,062	$3,437	$4,384
Services	4,217	4,992	8,736	9,673
Total revenues	6,049	7,054	12,173	14,057

Cost and Expenses
Cost of systems	542	843	989	1,555
Cost of services	1,694	1,522	3,360	3,099
Software development costs	1,315	989	2,731	2,111
Selling, general and administrative	3,916	3,034	7,047	6,079
Total costs and expenses	7,467	6,388	14,127	12,844

Operating income (loss)	(1,418)	666	(1,954)	1,213

Interest and other income	24	28	59	66
Interest (expense)	(16)	(17)	(32)	(37)
Earnings (loss) before provision for income taxes	(1,410)	677	(1,927)	1,242
Benefit (provision) for income taxes	564	(244)	771	(448)

Net Earnings (Loss)	(846)	433	(1,156)	794

Other Comprehensive Income, net of tax
Foreign currency translation adjustment	-	(15)	(16)	(27)

Comprehensive Income (Loss)	$(846)	$418	$(1,172)	$767
	=======	======	=======	======
Earnings (Loss) Per Common Share
Basic	$(0.12)	$0.07	$(0.16)	$0.13
	=======	======	=======	======
Diluted	$(0.12)	$0.06	$(0.16)	$0.11
	=======	======	=======	======
Weighted Average Common Shares Outstanding
Basic	7,166	6,344	7,141	6,258
	=======	======	=======	======
Diluted	7,166	7,201	7,141	7,176
	=======	======	=======	======

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31,
(Amounts in Thousands, except Shares)

		For the Six Months Ended December 31,

		2000	1999
		(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net earnings (loss)		$(1,156)	$794
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization		1,533	1,096
Deferred tax benefit		(771)	-
Shares issued to directors		50	50
Compensatory stock options		-	11
Loss on disposal of fixed assets			-
Provision for doubtful accounts		652	99
Changes in operating assets and liabilities:
Accounts receivable		(1,081)	(329)
Inventories		22	(72)
Prepaid expenses and other assets		129	103
Accounts payable, accrued expenses and
customer advances		413	314
Net cash (used in) provided by operating activities		(209)	2,066

Cash Flows From Investing Activities
Acquisition of fixed assets, net of disposals		(295)	(305)
Capitalized software costs		(2,141)	(1,793)
Acquisition of technology			(785)
Net cash used in investing activities		(2,436)	(2,883)

Cash Flows From Financing Activities
Repayment of debt		-	(158)
Proceeds from exercise of options		129	909
Other		-	-
Net cash provided by (used in) financing activities		129	751

Foreign currency translation adjustments		(16)	(25)

Net increase in cash and cash equivalents		(2,532)	(91)
Cash and cash equivalents at beginning of year		3,634	3,556
Cash and cash equivalents at end of year	$	; 1,102	$3,465
		==========	==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$-	$94
Income taxes		$7	$127

Non cash investing activities:
Accounts payable related to the purchase of technology		-	$750

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANICIAL STATEMENTS

1.     FINANICIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2000 included in the Company's annual report filed on Form 10-K.

The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three and six months ended December 31, 2000, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive. For the three and six months ended December 31, 1999, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.     NOTES PAYABLE TO A RELATED PARTY

On October 11, 2000, Fratelli Auriana, an entity controlled by Mr. Auriana, the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows. Mr. Auriana has agreed to provide funds to Fratelli Auriana should any be necessary to ensure Fratelli Auriana meets this obligation to the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. Any principal and interest outstanding must be paid by September 30, 2002. Any money borrowed may be prepaid without penalty on three days notice. Any principal and interest outstanding will become immediately due and payable upon a "change of control" of the Company, which has been defined in final agreements between Fratelli Auriana and the Company. The loan will be secured by all of the assets of the Company. The Company will pay Fratelli Auriana an origination fee equal to the reasonably incurred expenses of Fratelli Auriana, including legal fees, up to a maximum of 3/8% of $2,000,000. There will be no facility fee. In connection with the loan from Fratelli Auriana, Mr. Auriana has agreed to defer payment of principal and accrued interest on an existing demand loan extended by Mr. Auriana to the Company of approximately $704,000, which with accrued interest totaled $1,236,000 and $1,269,000 at June 30, 2000 and December 31, 2000, respectively, until the same time as the loan from Fratelli Auriana to the Company becomes due. This earlier loan by Mr. Auriana to the Company shall maintain its present secured position. Terms and conditions were finalized and signed December 1, 2000 between Fratelli Auriana, Mr. Auriana and the Company. As of February 14, 2001, the Company has not borrowed against the loan.

INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive income, and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 1, (with respect to Notes 7 and 14, October 11, 2000), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2000, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Richard A. Eisner & Company, LLP

New York, New York
February 13, 2001

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in or incorporated into this 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third party software, (iii) dependence on third party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulations on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Company does not intend to update publicly any forward-looking statements.

Results of Operations

Total Company revenues decreased by 14.2% or $1,005,000 and 13.4% or $1,884,000 for the three and six months ended December 31, 2000, respectively, as compared to the same periods a year ago. In comparing these periods, service revenues accounted for 77.1% and 49.7% of total revenue declines for the three and six months ended December 31, 2000. This decline is principally a result of a loss of the increase in spending by the Company's customers in Fiscal 2000 in anticipation of Y2K issues. For both the quarter and year to date results, increased system revenues in the Operating Room division were offset by declining revenues in the Blood Bank division.

System sales decreased 11.2% or $230,000 and 21.6% or $947,000 for the quarter and year-to-date periods compared to fiscal 2000. These decreases in system sales were principally due to a decline in Blood Bank systems revenues, which were offset by gains in the OR Division. Management believes,but cannot assure that, the Blood Bank division systems revenues will trend up over the next few quarters through sales of its Lifetrak™ product, depending on certain circumstances.

Service revenues, which include recurring software support, implementation and training services, decreased 15.5% or $775,000 for the quarter and 9.7% or $937,000 for the six months compared to last year. Primarily, these decreases occurred in the company's Pharmacy division due to decreased levels of implementation activity principally as a result of the loss that occurred in Fiscal 2000 in anticipation of potential Y2K issues. Management believes,but cannot assure that, these revenues will increase in the future due to the strengthening of system order potentials within the Pharmacy division, depending on certain circumstances.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems was 29.6% of related system sales for the second quarter and 28.8% year to date compared to 40.9% and 35.5% for the same periods last year. The decrease in cost of systems was primarily due to a higher mix of proprietary software and reduced Third Party software and hardware expense related to Y2K revenues in corresponding periods in Fiscal 2000.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct client service department expenses. Cost of services increased by $172,000 or 11.3% for the second quarter and $261,000 or 8.4% year to date compared to the same periods in fiscal 2000. As a percent of related service revenues, cost of services increased to 40.2% from 30.5% for the second quarter and to 38.5% from 32.0% year-to-date. The increase in cost primarily reflects an increase in technical field installation and customer support activities. Management believes, but cannot assure, that these relative costs (e.g. as a percentage of related revenues) will improve as utilization rates, defined as the percentage of billed hours to worked hours, increase resulting from the before mentioned strengthening of systems order potentials.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development along with amortization of software development costs. Software development costs increased 33.0% for the quarter ended December 31, 2000 to $1,315,000 and 29.4% for the six months ended December 31, 2000 to $2,731,000 compared to the same periods last year. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding capitalized software amortization were $1,858,000 and $4,124,000, respectively, for the three and six months ended December 31, 2000 compared to $1,634,000 and $3,332,000 in fiscal 2000. The higher spending primarily reflects increased development costs for both the Pharmacy Division's WORx product line and the Company's core blood bank product offerings.

Selling, general and administrative (SG&A) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses for the quarter ended December 31, 2000, included a severance related charge of $530,000 due to a transition of senior management. This change, along with the company's plan to gain efficiencies through staff reduction in the Company's legacy products operational activities, is targeted to reduce overall expense levels. Management believes, but cannot assure, that these efficiencies will result in a significant reduction of overall company expense starting in the third quarter and continuing through the fourth quarter of Fiscal 2001, depending on certain circumstances. These savings are expected to be partially offset by increased spending in development projects anticipated to shorten product release dates. SG&A increased $882,000 or 29.1% to $3,916,000 for the quarter ended December 31, 2000, compared to last year at $3,034,000. For the six months ended December 31, 2000, selling, general and administrative expenses increased $968,000 or 15.9% to $7,047,000.

Excluding the above mentioned $530,000 severance related charge, SG&A increased by $352,000 and by $438,000 for the three and six months ended December 31, 2000. This increase was principally due to increased bad debt expenses.

Net losses were $846,000 for the quarter. For the six months ended December 31, 2000, net losses increased $1,950,000 to a loss of $1,156,000 compared to net earnings of $794,000 for the six months ended December 31, 1999.

Liquidity and Capital Resources

As of December 31, 2000 the Company had cash, and cash equivalents of $1,102,000, a decrease of $2,532,000 from the fiscal year ended June 30, 2000. In addition, the Company had borrowing capacity of $2,000,000 as of December 31, 2000. The Company's working capital deficit was $(3,972,000) and current ratio was 0.66:1 at December 31, 2000, compared to a working capital deficit of $(1,343,000) and a current ratio of 0.88:1 at June 30, 2000. The Company's net cash outflow of $209,000 from operating activities for the six months ended December 31, 2000 compares to a net cash inflow during the same period in fiscal year 2000 of $2,066,000. The change in working capital resulted from a $209,000 cash outflow from operations in addition to the $2,141,000 invested in capitalized software and $295,000 invested in fixed asset acquisitions.

The Company invested $2,436,000 and $2,883,000 during the six months ended December 31, 2000 and 1999 respectively. The principal uses of cash for investing activities during the first six months of Fiscal 2001 included purchases of fixed assets and investments in product development. Fixed asset purchases of $295,000 were primarily related to the relocation of the Hemocare product center and equipment purchased for development in the Blood Bank division. Additionally, the Company acquired software and hardware to upgrade the Company's accounting and time-tracking systems. Further, in the first six months of Fiscal 2000, the company paid $750,000 towards the purchase of the LifeTrak(TM) blood center software package. The Company capitalized $2,141,000 and $1,793,000 of product development costs during the quarters ended December 31, 2000 and 1999, respectively. The product development capitalized related to continuing new development in the Pharmacy, Operating Room and Blood Bank divisions. The Company plans to continue on a plan of investing heavily to develop all its core product lines in current technologies.

Cash generated in financing activities for the six months ended December 31, 2000 of $129,000 related to proceeds from the exercise of options and warrants compared to $909,000 generated in the same period a year ago. During the first six months quarter of fiscal year 2000, $158,000 was used to repay debt obligations.

The Company's liquidity is influenced by the Company's ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of Healthcare Information System providers. The factors that may affect liquidity are the ability to penetrate the market with its products, maintain or reduce the length of the selling cycle, and the ability to collect cash from clients as implementations of systems progresses. Exclusive of activities involving any future acquisitions of products or companies that compliment or augment the existing line of products, management believes that current funds, cash generated from operations, and the loan commitment from Fratelli Auriana, an entity controlled by Lawrence Auriana, the Chairman of the Board of Directors of the Company, described above in Note 3 to the Financial Statements, and anticipated expense reductions, will be sufficient to meet operating requirements for the remainder of fiscal year 2001. The Company continues to review its long term cash needs. Currently, there are no plans for additional outside financing.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISKS

The Company does not currently have any material exposure to foreign currency transaction gains or losses. However, the company does have some exposure to foreign currency rate fluctuations arising from sales made to customers in the United Kingdom. These transactions are made by the Company's U.K. based, wholly owned subsidiary which transacts business in the local functional currency. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

ITEM 5.      OTHER INFORMATION

Effective January 14, 2001, George "Bud" Barry has been appointed President and Chief Executive Officer and a member of the Board of Directors, replacing Michael Montgomery who resigned to resume other business interests that he had put on hold to help Mediware through the important general management transformation. Mr. Montgomery successfully completed that management transformation and several important operational goals during his tenure.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a).           Exhibits
Exhibit 11.	Schedule of Computation of Net Income (Loss) Per Share
Exhibit 15.	Letter of awareness from Richard A. Eisner & Company, LLP dated February 14, 2001 concerning unaudited interim financial information
Exhibit 27.	Financial Data Schedule
(b).	Reports on Form 8-K
Reports on Form 8-K	No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MEDIWARE INFORMATION SYSTEMS, INC.
                                                                        (Registrant)

February 14, 2000                                       GEORGE J. BARRY
        Date                                                     GEORGE J. BARRY
                                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

February 14, 2000                                       JILL H. SUPPES
        Date                                                     JILL H. SUPPES
                                                                    CHIEF ACCOUNTING OFFICER

EXHIBIT 11

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
Computation of Net Earnings Per Share

	Three months Ended December 31,	Three months Ended December 31,	Six months Ended December 31,	Six months Ended December 31,
	2000	1999	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Basic Earnings Per Share

Net earnings (loss)	$(846,000)	$433,000	$(1,156,000)	$794,000

Weighted-average shares:
Outstanding	7,166,000	6,344,000	7,141,000	6,258,000

Basic Earnings Per Share	$(0.12)	$0.07	$(0.16)	$0.13

Diluted Earnings Per Share

Net earnings (loss)	$(846,000)	$433,000	$(1,156,000)	$794,000

Weighted-average shares:
Outstanding	7,166,000	6,344,000	7,141,000	6,258,000
Options and Warrants	-	857,000	-	918,000
	7,166,000	7,201,000	7,141,000	7,176,000

Diluted Earnings Per Share	$(0.12)	$0.06	$(0.16)	$0.11

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of December 31, 2000 and for the three and six month periods then ended, as indicated in our report dated February 13, 2001; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, is incorporated by reference in the Registration Statement on Form S-8 (No. 333-07591).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 and 11 of that Act.

Richard A. Eisner & Company, LLP

New York, New York
February 13, 2001

EXHIBIT 27

Mediware Information Systems, Inc., and Subsidiaries

Financial Data Schedule (Six Months Ended December 31, 2000 Form 10-Q)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM MEDIWARE'S QUARTERLY REPORT TO SHAREHOLDERS FOR THE QUARTER ENDED DECEMBER 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

MULTIPLIER 1,000
PERIOD TYPE	6-MOS
FISCAL YEAR END	6/30/2001
PERIOD START	7/01/2000
PERIOD END	12/31/000
CASH AND CASH EQUIVALENTS	1102
MARKETABLE SECURITIES	0
ACCOUNTS RECEIVABLE - TRADE- TRADE	6826
ALLOWANCES FOR DOUBTFUL ACCOUNTS	600
INVENTORY	192
TOTAL CURRENT ASSETS	7747
PROPERTY, PLANT AND EQUIPMENT	5461
ACCUMULATED DEPRECIATION	3320
TOTAL ASSETS	28389
TOTAL CURRENT LIABILITIES	11719
BONDS, MORTGAGES AND SIMILAR DEBT	1269
PREFERRED STOCK - MANDATORY	0
PREFERRED STOCK - NOT MANDATORY	0
COMMON STOCK	717
OTHER STOCKHOLDERS' EQUITY	14684
TOTAL LIABILITIES AND EQUITY	28389
SALES	12173
TOTAL REVENUES	12173
COST OF GOODS SOLD	4349
TOTAL COSTS AND EXPENSES	14127
OTHER COSTS AND EXPENSES	0
PROVISION FOR DOUBTFUL ACCOUNTS	0
INTEREST EXPENSE	32
INCOME LOSS BEFORE INCOME TAXES	(1,927)
INCOME TAX BENEFIT PROVSION	771
INCOMELOSS CONTINUING OPERATIONS	(1,156)
DISCOUNTINUED OPERATONS	0
EXTRAORDINARY ITEMS	0
CHANGE IN ACCOUNTING	0
NET LOSSINCOME	(1,156)
INCOMELOSS PER SHARE - PRIMARY	(.16)
LOSSINCOME PER SHARE - DILUTED	(.16)