Form 10-Q
period 2001-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2001-04-24
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number:     1-10768

MEDIWARE INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	11-2209324
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11711 West 79th Street Lenexa, Kansas	66214
(Address of principal executive offices)	Zip code

                    (913) 307-1000
(Registrant's telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

As of April 1, 2001, there were 7,175,001 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	March 31,	June 30,
	2001	2000
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 2,027	$ 3,634
Accounts receivable (net of allowance of $614 at
March 31, 2001 and $518 at June 30, 2000)	6,099	5,880
Inventories	225	214
Prepaid expenses and other current assets	177	350
Total current assets	8,528	10,078

Fixed assets, net	1,989	2,194
Capitalized software costs, net	9,566	7,770
Goodwill, net	5,357	5,720
Purchased technology, net	1,378	1,684
Deferred tax asset	2,147	1,454
Other long term assets	145	151
Total Assets	$ 29,110	$ 29,051
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,393	$ 1,259
Advances from customers	7,493	6,220
Accrued expenses and other current liabilities	3,363	3,942
Total current liabilities	12,249	11,421

Notes payable and accrued interest payable to a related party	1,285	1,236
Total liabilities	13,534	12,657
	___________	___________
Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 12,000,000
shares; issued and outstanding; 7,175,000 shares at
March 31, 2001 and 7,088,000 at June 30, 2000	717	709
Additional paid-in capital	22,975	22,764
Accumulated deficit	(8,094)	(7,055)
Accumulated other comprehensive (loss)	(22)	(24)
Total stockholders' equity	15,576	16,394
Total Liabilities and Stockholders' Equity	$ 29,110	$ 29,051
	=========	=========

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000

Revenues
System sales	$ 2,388	$ 1,913	$ 5,825	$ 6,297
Services	4,409	4,376	13,145	14,050
Total revenues	6,797	6,289	18,970	20,347
	________	________	________	________
Cost and Expenses
Cost of systems	625	719	1,614	2,275
Cost of services	1,442	2,034	4,802	5,133
Software development costs	1,252	1,428	3,983	3,539
Selling, general and administrative	3,286	4,042	10,333	10,121
Total costs and expenses	6,605	8,223	20,732	21,068
	________	________	________	________
Operating income (loss)	192	(1,934)	(1,762)	(721)

Interest and other income	18	21	77	80
Interest (expense)	(16)	(12)	(48)	(42)
Earnings (loss) before provision for income taxes	194	(1,925)	(1,733)	(683)
Benefit (provision) for income taxes	(77)	721	694	273

Net Earnings (Loss)	$ 117	$ (1,204)	$ (1,039)	$ (410)
	========	========	========	========

Other Comprehensive Income, net of tax
Foreign currency translation adjustment	18	(7)	2	(33)

Comprehensive Income (Loss)	$ 135	$ (1,211)	$ (1,037)	$ (443)
	========	========	========	========

Earnings (Loss) Per Common Share
Basic	$ 0.02	$ (0.17)	$ (0.15)	$ (0.06)
	========	========	=======	======
Diluted	$ 0.02	$ (0.17)	$ (0.15)	$ (0.06)
	========	========	=======	======
Weighted Average Common Shares Outstanding
Basic	7,171	7,004	7,145	6,505
	========	========	=======	======
Diluted	7,262	7,004	7,145	6,505
	========	========	=======	======

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2001
(Amounts in Thousands, except Shares)

	For the Nine Months Ended March 31,

	2001	2000
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net earnings (loss)	$ (1,039)	$ (410)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	2,336	1,696
Deferred tax asset	(693)	(273)
Shares issued to directors	77	75
Compensatory stock options	-	11
Loss (Gain) on disposal of fixed assets	(4)	-
Provision for doubtful accounts	829	447
Changes in operating assets and liabilities:
Accounts receivable	(1,048)	1,102
Inventories	(11)	214
Prepaid expenses and other assets	180	(62)
Accounts payable, accrued expenses and
customer advances	876	1,890
Net cash (used in) provided by operating activities	1,503	4,690
	_________	_________

Cash Flows From Investing Activities
Acquisition of fixed assets, net of disposals	(316)	(542)
Capitalized software costs	(2,938)	(3,123)
Acquisition of technology	-	(1,541)
Net cash used in investing activities	(3,254)	(5,206)
	__________	__________

Cash Flows From Financing Activities
Repayment of debt	-	(150)
Proceeds from exercise of options	131	953
Other	11	-
Net cash provided by (used in) financing activities	142	803
	_________	_________

Foreign currency translation adjustments	2	(33)

Net increase (decrease) in cash and cash equivalents	(1,607)	254
Cash and cash equivalents at beginning of period	3,634	3,556
Cash and cash equivalents at end of period	$ 2,027	$ 3,810
	==========	=========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-	$ 111
Income taxes	$ 7	$ 127

Non cash investing activities:
Accounts payable related to the purchase of technology	-	$ 375

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

The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three months ended March 31, 2001, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months ended March 31, 2000 and the nine months ended March 31, 2001 and March 31, 2000, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

3.     RELATED PARTY TRANSACTIONS

On October 11, 2000, Fratelli Auriana, an entity controlled by Mr. Auriana, the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company. Terms and conditions were finalized and signed December 1, 2000 between Fratelli Auriana, Mr. Auriana and the Company. As of April 23, 2001, the Company has not borrowed against the loan.

INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations and comprehensive income, and cash flows for the three-month and nine-month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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
April 19, 2001

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

Results of Operations for the Three Months Ended March 31, 2001 as Compared to the Three Months Ended March 31, 2000

Total Company revenues increased $508,000 or 8.1% for the three months ended March 31, 2001 from the March 31, 2000 three-month period. Primarily this is due to higher sales of the Company's Pharmacy WORx™ product. Increased sales of the WORx™ product are slightly offset by lower hardware sales in the Blood Bank division.

Systems sales for the third quarter of Fiscal 2001 increased $475,000, or 24.8%, as compared to the same quarter of Fiscal 2000. As with total company revenues, this increase is due to higher sales of the Pharmacy division's WORx™ product and offset by reduced Blood Bank division sales. Management believes, but cannot assure that, system revenues will continue to improve over the next few quarters. The Company is experiencing increased customer interest in each division's product offerings.

Service revenues, which include recurring software support, implementation and training services, increased 0.8% or $33,000 for the current quarter as compared to the same quarter in Fiscal 2000. The Blood Bank division experienced an increase of approximately $130,000 due to increased sales of training and implementation services to its installed base clients. The Pharmacy division experienced a decrease of approximately $100,000 in service revenues primarily due to reductions in the Company's stock control system offered in the United Kingdom.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems was 26.2% of related system sales for the third quarter compared to 37.6% for the same period last year. The increase in total gross margin is due to more sales of higher margin proprietary software system sales experienced in the Company's Pharmacy division and reduced sales of lower margin hardware in the Company's Blood Bank division.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct client service department expenses. Cost of services decreased by $592,000 or 29.1% for the third quarter compared to the same period in fiscal 2000. Reductions were seen in all divisions. These spending decreases were principally due to reductions in incentive programs along with an overall reduction in non-reimbursed installation expense compared to the same period in the current fiscal year.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development along with amortization of capitalized software development costs. Software development costs decreased 12.3% or $176,000 for the quarter ended March 31, 2001 as compared to the same quarter in the prior year. The Pharmacy division experienced approximately $200,000 in reduced software development costs in the quarter as compared to the same quarter in Fiscal 2000. Within the Pharmacy division, overall cash expenditure on the Company's WORx™ product development has decreased $294,000 as compared to the same quarter in Fiscal 2000. Cash expenditures exclude the impact of capitalization and prior year's amortization. The Company anticipates, but cannot assure, that R&D expenses, as a percent of related sales, will decrease for the Pharmacy division on an ongoing basis, reflecting the transition of the WORx™ product line from higher cost spending on product functionality to product feature enrichment. The reduction in WORx™ related software development costs in the Pharmacy division was offset by slight increases for the Company's Blood Bank division compared to the same period in the prior year. The Blood Bank division had a combined increase of approximately $50,000 for all products under development as compared to the same quarter in the prior fiscal year.

Selling, general and administrative (SG&A) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A decreased $756,000 or 18.7% to $3,286,000 for the quarter ended March 31, 2001, compared to last year at $4,042,000. The reduction experienced by the Company in the quarter ended March 31, 2001 is primarily due to the one time charges of approximately $732,000 incurred in the quarter ended March 31, 2000 for severance expense and related professional expenses for changes in management positions, increased professional fees, and an increase to the reserve for bad debts. Management believes, but cannot assure, that non-commissioned SG&A expenses will continue to decrease over the next few quarters as the Company transitions from a development to a marketing focus strategy with reduced staffing requirements and related costs. The Company initiated cost reduction activities consistent with its refocused strategy and expects the results of those activities to continue positively affecting the SG&A expenses.

Net profits were $117,000 for the quarter ended March 31, 2001, as compared to net losses of $1,204,000 in the same quarter last year.

Results of Operations for the Nine Months Ended March 31, 2001 as Compared to the Nine Months Ended March 31, 2000

Total Company revenues decreased $1,377,000 or 6.8% for the nine months ended March 31, 2001 from the March 31, 2000 nine-month period. Primarily this is due to decreased sales of the Company's Blood Bank product. Additionally the company experienced a reduction of approximately $568,000 in sales of its stock control products sold in the United Kingdom, offset by increased sales of the Operating Division's PCMWIN™ product.

Systems sales year to date in Fiscal 2001 decreased $472,000, or 7.5%, as compared to Fiscal 2000. The Blood Bank Division experienced approximately $1,650,000 in reduced systems sales, offset by a combined increase of approximately $1,200,000 in the Company's Pharmacy and O.R. Divisions.

Service revenues, described previously, decreased 6.4% or $905,000 year to date as compared to Fiscal 2000. The Blood Bank division experienced an increase of about $400,000 due to increased sales of training and implementation services to its installed base clients. This increase was offset by substantial reductions in the Pharmacy division. In the first nine months of Fiscal 2000, the Pharmacy division earned significant service revenues related to the implementation of its WORx™ product in anticipation of the well-publicized Y2K event.

Cost of systems, defined above, decreased $661,000 for the nine months ended March 31, 2001 as compared to the same period in 2000. For the nine months ended March 31, 2001, cost of systems was 27.7% of related system sales compared to 36.1% for the same period last year. The decrease is due to more sales of higher margin proprietary software system sales experienced in the Company's Pharmacy division and reduced sales of lower margin hardware in the Company's Blood Bank division.

Cost of services, identified previously, decreased by $331,000 or 6.4% year to date. Reductions were seen in all divisions. These spending decreases were principally due to reductions in incentive programs along with an overall reduction in non-reimbursed installation expense compared to the same period in the current fiscal year.

Software development costs, previously defined, increased 12.5% or $444,000 to $3,983,000 for the nine months ended March 31, 2001 as compared to the same period in the prior year. The Blood Bank division had a combined increase of approximately $435,000 for all product lines under development as compared to the same period in the prior fiscal year. At the same time, the Blood Bank division experienced an increase of about $470,000 in total cash expenditures on development for the nine months of Fiscal 2001 compared to the nine months of Fiscal 2000. Management anticipates that the current levels of development spending on the Blood Bank products will continue for the foreseeable future in an effort to accelerate the release of the products. The Pharmacy division, for the nine months ended March 31, 2001, had flat software development costs as compared to the same period in Fiscal 2000. Within the Pharmacy division, overall cash expenditure on the Company's WORx product has decreased $575,000 as compared to the same period in Fiscal 2000. The Company anticipates that R&D expenses will be reduced for the Pharmacy division on an ongoing basis relative to related system sales.

Selling, general and administrative (SG&A) expenses, previously described, increased $212,000 or 2.1% to $10,333,000 for the nine months ended March 31, 2001, compared to the nine-month period ended March 31, 2000, of $10,121,000. The increase experienced by the Company in the current fiscal year is primarily due to the one-time charges of approximately $530,000 incurred in second quarter of Fiscal 2001 for severance expense and related professional expenses for changes in management positions. Management believes, but cannot assure, that the company's SG&A expenses will continue to decrease relative to past performance.

Excluding the above mentioned $530,000 severance related charge, and a similar charge of $732,000 recorded in the first nine months of Fiscal 2000, SG&A increased $414,000 or 4.4%. This increase is principally due to increased bad debt expenses.

Net losses year to date were $1,039,000 as compared to net losses of $410,000 in the nine months ended March 31, 2000.

Liquidity and Capital Resources

As of March 31, 2001, the Company had cash, and cash equivalents of $2,027,000. In addition, the Company had borrowing capacity of $2,000,000 as of March 31, 2001. The Company's working capital deficit was $3,721,000 and current ratio was 0.70:1 at March 31, 2001, compared to a working capital deficit of $1,343,000 and a current ratio of 0.88:1 at June 30, 2000. The Company's net cash provided from operating activities was $1,503,000 for the nine months ended March 31, 2001, compared to $4,690,000 during the same period in fiscal year 2000.

The Company invested $3,254,000 and $5,206,000 during the nine months ended March 31, 2001 and 2000 respectively. Primarily, the Company invested in ongoing development and in related fixed assets. Further, in the first nine months of Fiscal 2000, the company paid $1,075,000 towards the purchase of the LifeTrak(TM) blood center software package. Of amounts invested the Company capitalized $2,938,000 and $3,123,000 of product development costs during the nine months ended March 31, 2001 and 2000, respectively.

For the nine months ended March 31, 2001, the Company received $142,000 related to proceeds from the exercise of options, compared to $803,000 generated in the same period a year ago. During the first nine months of fiscal year 2000, $150,000 was used to repay debt obligations.

The Company's liquidity is influenced by the Company's ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of Healthcare Information System providers. The factors that may affect liquidity are the ability to penetrate the market with its products, maintain or reduce the length of the selling cycle, and the ability to collect cash from clients as implementations of systems progresses. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the existing line of products, management believes that current funds, cash generated from operations, and the loan commitment from Fratelli Auriana, an entity controlled by Lawrence Auriana, the Chairman of the Board of Directors of the Company, described above in Note 3 to the Financial Statements, and anticipated expense reductions, will be sufficient to meet operating requirements for the foreseeable future. The Company continues to review its long term cash needs. Currently, there are no plans for additional outside financing.

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

ITEM 4.      EXHIBITS AND REPORTS ON FORM 8-K

(a).           Exhibits
Exhibit 10.30	Amended and Restated Secured Loan Agreement Between Mediware Information Systems, Inc. and Fratelli Auriana dated as of September 30, 2000
Exhibit 10.31	General Release and Agreement Between Michael Montgomery and Mediware Information Systems, Inc. dated January 15, 2001
Exhibit 10.32	Employment Agreement dated January 29, 2001 between Mediware Information Systems, Inc. and George Barry
Exhibit 11.	Schedule of Computation of Net Income (Loss) Per Share
Exhibit 15.	Letter of awareness from Richard A. Eisner & Company, LLP dated April 19, 2001 concerning unaudited interim financial information
Exhibit 27.	Financial Data Schedule
Exhibit 99.1	Opinion Letter from Airline Capital, Inc. to Mediware Information Systems, Inc. dated October 11, 2000

(b).          Reports on Form 8-K For the Quarter Ended March 31, 2001
Report on Form 8-K filed on February 23, 2001. (Notification of the resignations of Ms. Kerry Robison and Mr. Les Dace were filed on Form 8-K by the Company during the quarter ended March 31, 2001.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MEDIWARE INFORMATION SYSTEMS, INC.
                                                                        (Registrant)

  April 23, 2001                               GEORGE J. BARRY
        Date                                          GEORGE J. BARRY
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

  April 23, 2001                              JILL H. SUPPES
        Date                                         JILL H. SUPPES
                                                          CHIEF ACCOUNTING OFFICER

EXHIBIT 10.30

AMENDED AND RESTATED SECURED LOAN AGREEMENT between MEDIWARE INFORMATION SYSTEMS, INC. and FRATELLI AURIANA, INC. Dated as of September 30, 2000

          AMENDED AND RESTATED SECURED LOAN AGREEMENT ("Agreement") dated as of September 30, 2000, between MEDIWARE INFORMATION SYSTEMS, INC., a corporation organized and existing under the laws of the State of New York (the "Borrower"), and FRATELLI AURIANA, INC., a corporation organized and existing under the laws of the State of Connecticut (the "Lender").

          The Borrower has applied to the Lender for a loan facility in the principal sum of $2,000,000.00 (the "Loan Facility"). The Lender is willing to make such a loan to the Borrower pursuant to this Agreement upon the terms and subject to the conditions hereinafter set forth.

         Accordingly, the Borrower and the Lender hereby agree as follows:

ARTICLE I

DEFINITIONS

                      SECTION 1.01     Definitions. As used herein, the following words and terms shall have the meanings designated below (terms defined in the singular to have a correlative meaning when used in the plural and Vice Versa):

                    "Affiliate" shall mean, with respect to any Person, any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

                    "Agreement" shall mean this Secured Loan Agreement, as the same may be supplemented, modified or amended from time to time in accordance with the terms hereof.

                    "Auditors" shall have the meaning assigned to that term in Section 6.08(a) hereof.

                    "Authorized Representative" with respect to the Borrower means any individual designated in writing by the Borrower and duly authorized by such Person to act on its behalf.

                    "Borrower" shall mean Mediware Information Systems, Inc.

                    "Borrower Loan Documents" shall have the meaning assigned to that term in Section 3.01 hereof.

                    "Business Day" shall mean any day except a Saturday, Sunday and any day which shall be in the State of New York a legal holiday or any other day on which banking institutions in the State of New York are authorized by law or executive order to close.

                    "Chief Executive Office" shall have the meaning assigned to that term in Section 3.18 hereof.

                    "Chief Financial Officer" shall mean the Person with the primary responsibility for the financial operations of the Borrower including, without limitation, the Financial Vice President, President or Treasurer and if more than one such Person, each of them.

                    "Closing" shall mean the closing of this Agreement on the Closing Date.

                    "Closing Date" shall mean the date on which this Agreement shall have been executed and delivered by all the parties hereto.

                    "Code" shall mean the Internal Revenue Code of 1986, as amended, or any successor legislation, and any Treasury Regulations and administrative pronouncements promulgated, from time to time, thereunder.

                   "Collateral" shall mean all property (real and personal, tangible and intangible) in which a security interest, pledge, mortgage or lien is now or hereafter granted to the Lender, or which is now or hereafter issued to the Lender, as security for the Obligations.

                   "Encumbrances" shall have the meaning set forth in Section 7.06 hereof.

                   "Environmental Law" shall have the meaning assigned to that term in Section 6.12(c) hereof.

                   "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

                   "Event of Default" shall mean any Event of Default set forth in Article VIII hereof.

                   "Executive Officer" shall mean the President or Chief Financial Officer of the Borrower, and if more than one such Person, each of them.

                   "Federal Bankruptcy Code" shall mean Title 11 of the United States Code, as amended, or any successor legislation, and any regulations and administrative pronouncements promulgated from time to time, thereunder.

                    "Generally Accepted Accounting Principles" shall have the meaning assigned to that term in Section 1.02 hereof.

                    "Governmental Authority" shall mean any federal, state, local, foreign or other governmental or administrative body, instrumentality, department or agency or any court, tribunal, administrative hearing body, arbitration panel, commission or other similar dispute resolving panel or body.

                    "Hazardous Substance" shall have the meaning assigned to that term in Section 6.12(c) hereof.

                    "Indebtedness" shall mean as applied to the Borrower and its Subsidiaries, (i) all obligations for borrowed money or other extensions of credit whether or not secured or unsecured, absolute or contingent, including, without limitation, unmatured reimbursement obligations with respect to letters of credit or guarantees issued for the account of or on behalf of the Borrower and its Subsidiaries and all obligations representing the deferred purchase price of property, other than accounts payable and other current trade liabilities arising in the ordinary course of business, (ii) all obligations evidenced by bonds, notes, debentures or other similar instruments, (iii) all obligations secured by any mortgage, pledge, security interest or other lien on property owned or acquired by the Borrower or any of its Subsidiaries whether or not the obligations secured thereby shall have been assumed, (iv) all leases in the normal course of business, including leases of equipment, and (v) all guarantees of indebtness of another party.

                    "Lender Representative" shall mean such person designated in writing by the Lender, from time to time, and any successors thereto, who shall have the authority of acting on behalf of the Lender in administering the Drawdowns and determining compliance of Borrower with the covenants and conditions of this Agreement or, alternately, approving modifications and/or waivers thereof.

                    "Loan" shall mean the term loan in the principal sum of $2,000,000.00 made by the Lender to the Borrower pursuant to the terms of this Agreement.

                    "Loan Documents" shall mean, collectively, this Agreement, the Note and all other documents now or hereafter executed by the Borrower in connection with this Agreement.

                   "Maturity Date" shall mean September 30, 2002.

                    "Note" shall mean the promissory note made by the Borrower and payable to the order of the Lender evidencing the Loan pursuant to this Agreement in the form attached hereto as Exhibit A.

                    "Obligations" shall mean any and all of the obligations of the Borrower under this Agreement and any of the other Loan Documents.

                    "Outstanding Balance" shall mean, on any date, the principal amount of the Loan which has not been repaid on or prior to such date.

                    "PBGC" shall mean the Pension Benefit Guaranty Corporation.

                    "Permitted Encumbrances" shall have the meaning set forth in Section 7.06 hereof.

                    "Person" shall mean an individual, a corporation, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

                    "Plan" shall mean any single employer or multi-employer plan as defined in Section 4001 of ERISA.

                    "Reportable Event" shall mean a Reportable Event as defined in section 4043(b) or 4063(a) of ERISA or the regulations promulgated thereunder.

                    "Subordinated Debt" shall mean Indebtedness which is subordinated, on terms reasonably satisfactory to the Lender, to the prior repayment of all Indebtedness owed to the Lender.

                    "Subsidiary" shall mean any corporation, association, joint stock company, business trust or other similar organization of which 50% or more of the ordinary voting power for the election of a majority of the members of the board of directors or other governing body of such entity is held or controlled by the Borrower or a Subsidiary of the Borrower; or any other such organization the management of which is directly or indirectly controlled by the Borrower or a Subsidiary of the Borrower through the exercise of voting power or otherwise; or any joint venture, whether incorporated or not, in which the Borrower has a 50% ownership interest .

                   SECTION 1.02       Accounting Terms.       Except as otherwise herein specifically provided, each accounting term used herein shall have the meaning given to it under Generally Accepted Accounting Principles. "Generally Accepted Accounting Principles" shall mean those generally accepted accounting principles and practices which are recognized as such by the American Institute of Certified Public Accountants acting through its Accounting Principles Board or by the Financial Accounting Standards Board or through other appropriate boards or committees thereof, as in effect on the date hereof. Any dispute or disagreement between the Borrower and the Lender relating to the determination of Generally Accepted Accounting Principles shall, in the absence of manifest error, be conclusively resolved for all purposes hereof by the Lender.

ARTICLE II

THE LOAN

                    SECTION 2.01       The Loan        Subject to the terms and conditions contained in this Agreement, the Lender agrees to make the Loan Facility to the Borrower from and after the Closing Date. Drawdowns of the Loan Facility in multiples of $250,000 may be made by Borrower, assuming it is in compliance with the conditions for Drawdowns, and is not in default hereunder, at any time and from time to time, up to the Maturity Date.

                    SECTION 2.02       Note and Maturity.       The Loan shall be evidenced by the Note. The Note or Notes evidencing the Loan shall be dated the date of each respective Drawdown, shall be payable to the order of the Lender in the correct principal amount (the total Loan being in the aggregate amount of $2,000,000.00), and shall be payable on the Maturity Date.

                    SECTION 2.03        Interest.       The Outstanding Balance of the Loan shall bear interest at the rate of the prime quoted rate at Citicorp, N.A., New York City as of the Closing Date, or the equivalent quoted rate, plus 1/4% per annum (the "Applicable Interest Rate"). Interest shall be calculated on the basis of a 360 day year for the actual number of days elapsed. Interest shall be payable in arrears on the first day of each and every fiscal quarter commencing on the first such date after the Closing Date.

                   SECTION 2.04       Origination Fee.       There shall be charged to, and payable by, the Borrower, an origination fee, based on reasonably incurred expenses by the Borrower (including legal fees), at any time and from time to time, in connection with this Loan Facility; this origination fee shall be for an amount up to a maximum of $7,500 (3/8% of the Loan Facility of $2,000,000) and shall be paid within five (5) business days after Lender has invoiced Borrower for the fee.

                   SECTION 2.05       Repayment of Principal of the Loan.       On the Maturity Date, the Borrower shall pay the unpaid Outstanding Balance together with all unpaid interest accrued thereon and all other sums due hereunder or under the other Loan Documents.

                    SECTION 2.06         Prepayments of the Loan.        At its option, the Borrower may prepay the Outstanding Balance and any accrued and unpaid interest in whole or in part at any time on three days prior notice to the Lender, with accrued interest on the principal being prepaid to the date of such prepayment, and without penalty.

                    SECTION 2.07       Limitation on Interest Charges.        This Agreement is subject to the express condition that at no time shall the Borrower be obligated or required to pay interest on the principal balance due hereunder at a rate which could subject the Lender to either civil or criminal liability as a result of being in excess of the maximum interest rate which the Borrower is permitted by law to contract or agree to pay. If by the terms of this Agreement the Borrower is at any time required or obligated to pay interest on the principal balance due hereunder at a rate in excess of such maximum rate, the interest rate or the late charge, as applicable, shall be deemed to be immediately reduced to such maximum rate and all previous payments in excess of the maximum rate shall be deemed to have been payments towards the reduction of principal and not on account of the interest due hereunder.

                    SECTION 2.08       Funds; Manner of Payment.       Each payment and prepayment of principal of the Note and each payment of interest on the Note, and each other payment which becomes due pursuant to the terms of this Agreement shall be made by the Borrower to the Lender at the Lender's then principal address, or at such other place as the Lender may designate in writing from time to time, in lawful money of the United States by wire transfer to an account to be designated by the Lender, check or in immediately available funds, not later than 11:00 A.M., Eastern Time, on the date on which payable, free and clear of, and without any deduction or withholding for, any taxes or other payments.

                   SECTION 2.09       Extension of Maturity.       Should any installment of interest or principal on the Note become due and payable on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day, and, in the case of principal, shall be payable with interest accrued to such date.

                  SECTION 2.10       Late Payment Fee.       The Borrower shall pay to the Lender a fee on any principal and/or interest payment due hereunder which is not received by the Lender within fifteen (15) days after the same is due, in an amount equal to 2% of the amount of such overdue payment.

                  SECTION 2.11       Default Rate.       Upon the occurrence and during the continuance of an Event of Default, the Outstanding Balance shall bear interest at a rate per annum equal to the rate otherwise in effect plus two percent (2%).

                 SECTION 2.12       Conditions to Drawdown.       The Borrower shall be entitled to drawdown any undrawn amount of the Loan Facility provided for herein at any time provided that, as of the date of any such drawdown, no Event of Default that has not been cured has occurred.

                SECTION 2.13       Security.       The Borrower's obligation to the Lender hereunder shall be securitized by a first lien and security interest in and to all of the Borrower's assets, tangible and intangible, on the date hereof, which assets the Borrower represents and warrants are free and clear of any liens or encumbrances. Such security shall be effectuated pursuant to a Security Agreement in the form of Exhibit B hereto, on the customary New York Julius Blumberg, Inc. Form T129, and perfected by filings on Forms UCC-1. In addition, each of the Borrower's Subsidiaries the Closing a Guaranty in the form attached hereto as Exhibit C guaranteeing the payment and performance by the Borrower of its obligations hereunder.

                SECTION 2.14       Rollover of Existing Term Loan.       Reference is made to a certain loan, and demand note, as amended, executed and delivered by Borrower, on or about May 21, 1991, in favor of Lawrence Auriana in the original principal amount of $704,390, together with accrued interest of $548,602 through September 30, 2000 (collectively called the "Prior Indebtedness"), the benefits of which have been assigned by Lawrence Auriana to the Lender. A true and correct copy of the instrument pursuant to which Lawrence Auriana assigned all of his rights with respect to the Prior Indebtness to the Lender has been delivered to the Borrower simultaneous to the execution of this Agreement. Borrower acknowledges that it has received the original principal amount and is indebted in the amount of the Prior Indebtedness on the date hereof and agrees to the assignment to the rights therein by Lawrence Auriana to the Lender. The Lender hereby agrees to defer the repayment of the Prior Indebtedness and all currently outstanding interest and interest that will accrue thereon after the date hereof until the earlier of (i) the Maturity Date or (ii) the date that the Loan otherwise becomes payable.

                 SECTION 2.15       Guaranty of Availability.       As a material inducement to the Borrower to enter into the Borrower Loan Documents and agree to accept the Loan Facility on the terms offered by the Lender herein, the Lender will cause Lawrence Auriana, a principal of the Lender, to provide a written agreement in the form of Exhibit D attached hereto pursuant to which he will agree to either provide funds to the Lender sufficient for the Lender to comply with Borrower's drawdown request or make arrangements for Lender to obtain Funds from an alternate source.

ARTICLE III

REPRESENTATIONS AND WARRANTIES OF THE BORROWER

The Borrower represents and warrants to the Lender that:

                  SECTION 3.01       Organization; Power; Authorization.       The Borrower is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, and, except as set forth on Schedule 3.01 hereto, is duly qualified to transact business in each state where the character of its properties or the nature of the business conducted by it makes such qualification necessary. The Borrower has the power, authority, franchises and licenses to borrow hereunder and has the power, authority, and all material franchises and licenses required (a) to own its properties and assets and to carry on and conduct its business and (b) to execute and deliver this Agreement, the Note, and all other Loan Documents to which it is a party (the "Borrower Loan Documents") and to perform all material obligations hereunder and thereunder. The execution, delivery and performance by the Borrower of this Agreement, the Note and each of the other Borrower Loan Documents have been duly authorized by all requisite consents and approvals of the board of directors of the Borrower. The contemplated transactions do not and will not (a) require any consent or approval of the shareholders of the Borrower, (b) contravene any provisions of the charter documents or by-laws of the Borrower or any law, rule or regulation applicable to the Borrower, (c) contravene any provision of, or constitute an event of default or event that, but for the requirement that time elapse or notice be given, or both, would constitute an event of default under, any other agreement, instrument, order or undertaking binding on the Borrower, or (d) result in or require the imposition of any Encumbrance on any of the properties, assets or rights of the Borrower, other than those Encumbrances contemplated in the Borrower Loan Documents.

                   SECTION 3.02       No Conflict with, Violation of or Default under Laws or other Agreements.        Neither the execution or delivery of this Agreement or any other Borrower Loan Document, nor the consummation of the transactions contemplated hereby or thereby, nor the compliance with or performance of the terms and conditions of this Agreement or any other Borrower Loan Document by the Borrower (a) is prevented or limited by, conflicts with, or will result in the material breach or violation of, or a material default under the terms, conditions or provisions of (i) any mortgage, security agreement, lease, indenture, evidence of indebtedness, loan or financing agreement, partnership agreement, certificate of incorporation, by-laws or other material agreement or instrument to which the Borrower is a party or by which it is bound or (ii) any provision of law, any order of any court or administrative agency or any rule or regulation applicable to the Borrower or its business; (b) requires any consent or approval of any of the shareholders of the Borrower; or (c) will result in the creation or imposition of any lien, upon or with respect to any assets now owned or hereafter acquired by the Borrower. The Borrower is not in default under, or in violation of, any of its obligations under any contract, agreement or undertaking to which it is a party or by which it is bound where such default or violation would have a material adverse effect on the financial condition or operations of the Borrower.

                   SECTION 3.03       Litigation; Official Approvals.       To the knowledge of the Borrower, there is no action, proceeding or investigation pending or threatened against the Borrower before any court or administrative agency that if adversely determined would (i) in any case or in the aggregate affect its ability to perform its obligations under this Agreement, the Note, or any of the other Loan Documents, (ii) affect the enforceability of this Agreement, the Note, or any other Loan Documents; or (iii) materially and adversely affect the business, operation, properties, or condition, financial or otherwise, of the Borrower. No authorizations, consents and approvals of governmental bodies and agencies are required in connection with the execution and delivery by the Borrower of this Agreement, the Note and the other Borrower Loan Documents and the performance by the Borrower of its obligations hereunder and thereunder.

                   SECTION 3.04       Information and Financial Data Accurate; Financial Statements; No Adverse Changes.        The Borrower hereby represents to the Lender that, to the knowledge of the Borrower: The audited financial statements of the Borrower for the fiscal year ended June 30, 2000, copies of which have been furnished to the Lender, fairly present the financial condition of the Borrower as of the date thereof, and the results of the operations of the Borrower for the periods covered by such statements, all in accordance with Generally Accepted Accounting Principles consistently applied. There are no liabilities of the Borrower, fixed or contingent, which are material but are not reflected in the financial statements or in the notes thereto, other than liabilities arising in the ordinary course of business since June 30, 2000. No information, exhibit or report furnished by the Borrower to the Lender in connection with the application for the Loan and the negotiation of this Agreement contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not materially misleading. Except as set forth in Schedule 3.04 hereto, since June 30, 2000, there has been no material adverse changes in the condition (financial or otherwise), business, operations or prospects of the Borrower.

                   SECTION 3.05       Title to Assets.        The Borrower has good and marketable title to its properties and assets, including the properties and assets reflected in the financial statements referred to above, free from all encumbrances except Permitted Encumbrances.

                   SECTION 3.06       Agreements Legal, Valid, Binding and Enforceable.        This Agreement, the Note and the other Borrower Loan Documents have been duly executed and delivered by, and are the legal, valid and binding obligations of, the Borrower, enforceable against the Borrower in accordance with their respective terms, except as enforceability of such documents may be limited by applicable bankruptcy, reorganization, insolvency, moratorium and/or other laws affecting creditors' rights and judicial discretion in the enforcement of equitable principles.

                   SECTION 3.07       No Untrue Statements.       The representations, statements and warranties of the Borrower set forth in this Agreement and the other Borrower Loan documents, including the Borrower's publicly filed materials, in all material respects (a) are true, correct and complete, (b) do not contain any untrue statement of a material fact, and (c) do not omit to state a material fact necessary in order to make the statements contained herein or therein not misleading or incomplete.

                   SECTION 3.08       Employee Benefit Plans.       The Borrower is in compliance in all material respects with the applicable provisions of ERISA and the regulations and published interpretations thereunder, and the Borrower has not received, and the Borrower has no reason to believe that it will receive, any notification of non-compliance thereunder. No Reportable Event has occurred with respect to any Plan administered by the Borrower or any administrator designated by the Borrower. With respect to each Plan: (i) the Borrower has made all payments due from it to date, and all amounts properly accrued to date as liabilities of the Borrower, which have not been paid, have been properly recorded on the books of the Borrower; (ii) no such Plan which is subject to section 302 of ERISA or section 412 of the Code has incurred any "accumulated funding deficiency" (as defined in either such section), whether or not waived; (iii) the Borrower has complied with and each such Plan conforms to all applicable laws and regulations, including but not limited to ERISA and the Code; (iv) each such Plan which is a pension plan intended to qualify under section 401(a) or 403(a) of the Code has received a favorable determination letter from the Internal Revenue Service with respect to such qualification, its related trust has been determined to be exempt from taxation under section 501(a) of the Code and nothing has occurred since the date of such letter that would adversely affect such qualification or exemption; and (v) there are no actions, suits or claims pending (other than routine claims for benefits) or, to the knowledge of the Borrower, threatened with respect to any Plan or against the assets of any Plan. Neither the Borrower nor any Plan administered by the Borrower has engaged in any Prohibited Transaction within the meaning of section 405 of ERISA and section 4970 of the Code for which the Borrower may incur liability.

                   SECTION 3.09       Federal Reserve Regulations.        The Borrower is not engaged principally in, nor has as one of its important activities, the business of extending credit for the purpose of purchasing or carrying any "margin stock" (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System of the United States, as amended to the date hereof). If requested by the Lender, the Borrower will furnish to the Lender a statement on Federal Reserve Form U-1.

                    SECTION 3.10       Subsidiaries.       The Borrower has the subsidiaries listed on Schedule 3.10 hereto.

                    SECTION 3.11       Compliance.       The Borrower is not in default, in any material respect, with respect to any order, writ, injunction or decree of any court or of any federal, state, municipal or other governmental department, commission, board, bureau, agency, authority or official or, to the knowledge of the Borrower, in violation, in any material respect, of any law (including, without limitation, any Environmental Law), statute, rule or regulation to which it or its properties is or are subject. The Borrower is not, in any material respect, in default in the payment or performance of any of its obligations or in the performance of any mortgage, indenture, lease, material contract or other material agreement to which it is a party or by which it or any of its assets or properties are bound.

                    SECTION 3.12       Leases.       The Borrower enjoys quiet and undisturbed possession under all real property leases under which it is operating, and all such leases are valid and subsisting, and the Borrow is not in default thereunder in any material respect.

                   SECTION 3.13       Intentionally Omitted

                    SECTION 3.14       Trademarks, Patents, etc.        The Borrower possesses all the trademarks, trade names, copyrights, patents, licenses, or rights in any thereof, adequate in all material respects for the conduct of its business as now conducted and presently proposed to be conducted, without, to Borrower's knowledge, conflict with the rights or claimed rights of others.

                    SECTION 3.15       Labor Matters.       The Borrower is not currently affected by any strike, labor dispute, slowdown or work stoppage due to labor disagreements which would have a materially adverse effect on the Borrower's business or condition, financial or otherwise, and, to the knowledge of the Borrower, there is no such strike, dispute, slowdown or work stoppage threatened against the Borrower.

                   SECTION 3.16       Investment Company Act.       The Borrower is not an "investment company" within the meaning of the United States Investment Company Act of 1940.

                    SECTION 3.17       Partner in a Partnership.       The Borrower is not a partner in any partnership.

                    SECTION 3.18       Places of Business.       The Borrower's chief executive office is located at 11711 W. 79th Street, Lenexa, Kansas 66214 (the "Chief Executive Office").

                  SECTION 3.19       Brokers.       All negotiations relating to the Loan and the transactions contemplated thereby have been carried on without the intervention of any person in such manner as to give rise to any valid claim against the Borrower for any broker or finder's commission, fee or similar compensation.

ARTICLE IV

REPRESENTATION AND WARRANTIES OF THE LENDER

The Lender represents and warrants to the Borrower that:

                   Section 4.01       Organization; Power; Authorization.        The Lender is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, and is duly qualified to transact business in each state where the character of its properties or the nature of the business conducted by it makes such qualification necessary. The Lender has the power, authority, franchises and licenses to make the Loan and has the power, authority, and all material franchises and licenses required to execute and deliver this Agreement and to perform all material obligations hereunder. The execution, delivery and performance by the Lender of this Agreement have been duly authorized by all requisite consents and approvals of the board of directors of the Lender. The contemplated transactions do not and will not (a) require any consent or approval of the shareholders of the Lender, (b) contravene any provisions of the charter documents or by-laws of the Lender or any law, rule or regulation applicable to the Lender, or (c) contravene any provision of, or constitute an event of default or event that, but for the requirement that time elapse or notice be given, or both, would constitute an event of default under, any other agreement, instrument, order or undertaking binding on the Lender.

                   Section 4.02       No Conflict with, Violation of or Default under Laws or other Agreements.        Neither the execution or delivery of this Agreement nor the consummation of the transactions contemplated hereby, nor the compliance with or performance of the terms and conditions of this Agreement by the Lender (a) is prevented or limited by, conflicts with, or will result in the material breach or violation of, or a material default under the terms, conditions or provisions of (i) any mortgage, security agreement, lease, indenture, evidence of indebtedness, loan or financing agreement, partnership agreement, certificate of incorporation, by-laws or other material agreement or instrument to which the Lender is a party or by which it is bound or (ii) any provision of law, any order of any court or administrative agency or any rule or regulation applicable to the Lender or its business or (b) requires any consent or approval of any of the shareholders of the Lender.

                   Section 4.03       Litigation; Official Approvals.       To the knowledge of the Lender, there is no action, proceeding or investigation pending or threatened against the Lender before any court or administrative agency that if adversely determined would (i) in any case or in the aggregate affect its ability to perform its obligations under this Agreement or (ii) affect the enforceability of this Agreement. No authorizations, consents and approvals of governmental bodies and agencies are required in connection with the execution and delivery by the Lender of this Agreement and the performance by the Lender of its obligations hereunder.

                   Section 4.04       Agreements Legal, Valid, Binding and Enforceable.        This Agreement has been duly executed and delivered by, and are the legal, valid and binding obligations of, the Lender, enforceable against the Lender in accordance with its terms, except as enforceability of such documents may be limited by applicable bankruptcy, reorganization, insolvency, moratorium and/or other laws affecting creditors' rights and judicial discretion in the enforcement of equitable principles.

ARTICLE V

CONDITIONS OF DRAWDOWN

                   SECTION 5.01       The obligation of the Lender to make the Loan hereunder and to allow each Drawdown is subject to execution by the Borrower and delivery to the Lender of this Agreement, the Note and each other Borrower Loan Document, and to fulfillment of and compliance with the following conditions precedent on the date hereof and, except as otherwise provided for herein, the date of each Drawdown:

                   (a)       Representations and Warranties.       The representations and warranties set forth in Article III hereof shall be true and correct in all material respects on and as each such date.

                   (b)       No Default.       The Borrower shall be in compliance in all material respects with all the terms and provisions set forth herein on its part to be observed or performed and no Event of Default specified in Article IX hereof, nor any event which upon notice or lapse of time or both would constitute such an Event of Default, shall have occurred as of each such date.

                   (c)       Litigation.       There shall be no action, suit, arbitration or other proceeding, inquiry or investigation, at law or in equity, or before or by any court, public board or body, arbitrator or arbitral body, pending against the Borrower, or of which the Borrower has otherwise received official notice or, which to the knowledge of the Borrower, is threatened against the Borrower, wherein any Person is challenging any of the transactions contemplated by this Agreement or any of the other Loan Documents.

                   (d)       Other Documents.       On or prior to each such date, the Lender shall have received any additional documents, affidavits or certificates of the Borrower or any other Person as it may reasonably require.

                   SECTION 5.02       Supporting Documents.       The Lender has received on or prior to the Closing Date or, if not available, Borrower will deliver to the Lender, on or before 45 days after Closing, the following: (a) copies of the Certificate of Incorporation of the Borrower, as amended, certified by the Secretary of State of its jurisdiction of organization as being a true and correct copy thereof; (b) a certificate of the Secretary of State of its jurisdiction of organization, and the Secretary of State of each other state in which the Borrower is transacting business as to the legal existence and good standing of the Borrower in those respective states, each dated a recent date; (c) a certificate(s) of an Authorized Representative(s) of the Borrower, dated the Closing Date and certifying (i) that (A) attached thereto is a copy of the By-laws of the Borrower in existence as of the date of such certificate and since the day before the date of the resolutions referenced in clause (ii) below, and (B) there have been no amendments to the Certificate of Incorporation of the Borrower, since the date of the last amendment thereto indicated on the certificates of the Secretary of State furnished pursuant to clause (a) above; (ii) that attached thereto is a true and complete copy of a certificate of the Secretary of the Borrower with respect to resolutions of the Board of Directors of the Borrower, authorizing the execution and delivery of this Agreement, the Note and the other Loan Documents to be executed by the Borrower; and (iii) that attached thereto is the incumbency and specimen signature of the Authorized Representative of the Borrower executing the respective Loan Documents executed by the Borrower, and any other documents and instruments furnished pursuant hereto or thereto and a certification by another officer of the Borrower as to the incumbency and signature of the Authorized Representative of the Borrower; (d) evidence of insurance satisfactory to the Lender covering all Collateral; and (e) such other documents at the Lender may reasonably require.

                   SECTION 5.03       Opinion of Counsel.        The Lender shall have received on or prior to the Closing Date an opinion from, Nordlicht & Hand, counsel to the Borrower, addressed to the Lender, substantially in the form of Exhibit E hereof.

                   SECTION 5.04       Approval of Counsel for the Lender.        All legal matters incident to this Agreement shall be reasonably satisfactory to the Lender and its counsel.

ARTICLE VI

AFFIRMATIVE COVENANTS OF THE BORROWER

The Borrower covenants and agrees that, unless the Lender otherwise consents in writing, so long as this Agreement shall remain in effect or the Note, or any of the other Obligations shall be outstanding, the Borrower shall:

                   SECTION 6.01       Preservation of Assets.       Preserve and protect the usefulness and value of its assets, subject to normal wear and tear and the sale of inventory in the normal course of business.

                   SECTION 6.02       Existence.       Do or cause to be done all things necessary to preserve and keep in full force and effect its existence as a corporation and comply in all material respects with all laws applicable to it and at all times be qualified to do business in the jurisdictions where it is required to be so qualified.

                   SECTION 6.03       Payment of Debts.       Pay its debts, liabilities and obligations when due, except those which are contested in good faith by it and for which it has maintained adequate reserves in accordance with Generally Accepted Accounting Principles, provided that such contest shall not result in a lien being placed on any of its assets or result in such assets or any part thereof being subject to forfeiture.

                   SECTION 6.04       Accounts and Records.       Keep and maintain full and accurate accounts and records in accordance with Generally Accepted Accounting Principles, consistently applied.

                   SECTION 6.05       Payment of Taxes and Claims.       Prepare and timely file all federal, state and local tax returns required to be filed by it and pay and discharge all taxes, assessments and other governmental charges or levies imposed upon it or in respect of any of its property and assets as and when they become due and payable, as well as all lawful claims (including, without limitation, claims for labor, materials and supplies) which, if unpaid, might become a lien or charge upon its property and assets or any part thereof, except those which are contested in good faith by it and for which it has maintained adequate reserves in accordance with Generally Accepted Accounting Principles, satisfactory to the Lender; provided that such contest shall not result in a lien being placed on its property and assets or any part thereof being subject to forfeiture. The Borrower shall establish, to the extent necessary, reserves which are reasonably believed by the Auditors to be adequate for the payment of additional taxes for years which have not been audited by the respective taxing authorities.

                   SECTION 6.06       Compliance with Law.       Comply in all material respects with all applicable federal, state, county and municipal laws, ordinances, rules, orders and regulations (including, without limitation, Environmental Laws) now in force or hereafter enacted and with all writs, injunctions and decrees of any court or of any federal, state, municipal or other governmental department, commission, board, bureau, agency, authority or official.

                   SECTION 6.07       Lease Obligations.       Comply in all material respects with all requirements of all material leases to which it is a party or by which it is bound.

                    SECTION 6.08       Financial Statements.       Furnish, or cause to be furnished, to the Lender the following financial statements:

                    (a)       Annual Financial Statements.       As soon as available and in any event within 90 days after the end of each fiscal year of the Borrower, audited consolidated financial statements of Borrower, including a balance sheet, income statement and statement of changes in financial condition, in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the prior fiscal year and prepared in accordance with Generally Accepted Accounting Principles by independent certified public accountants selected by the Borrower and approved by the Lender (the "Auditors").

                   (b)       Certificate of No Default.       As soon as practicable and in any event within 90 days after the end of each fiscal year of the Borrower, the Borrower shall deliver to Lender, a certificate of the Chief Financial Officer of the Borrower certifying that to his or her knowledge no Event of Default has occurred and is continuing or, if an Event of Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto.

                   (c)       ERISA Reports.       Promptly after the filing or receiving thereof, copies of all reports, including annual reports, and notices which the Borrower files with or receives from the PBGC or the U.S. Department of Labor under ERISA; and as soon as possible and in any event within 10 days after the Borrower knows or has reason to know that any Reportable Event or Prohibited Transaction has occurred with respect to any Plan or that the PBGC or the Borrower has instituted or will institute proceedings under Title IV of ERISA to terminate any Plan, the Borrower will deliver to the Lender a certificate of the Chief Financial Officer of the Borrower setting forth details as to such Reportable Event or Prohibited Transaction or Plan termination and the action the Borrower proposes to take with respect thereto.

                   (d)       General Information.       Such other information respecting the condition or operations, financial or otherwise, of the Borrower as the Lender may from time to time reasonably request.

                   SECTION 6.09       Inspection by Lender: Access to Books and Records.        Permit the Lender, and its duly authorized agents, officers and independent auditors, during normal business hours and upon reasonable prior notice to (a) visit and inspect the properties of the Borrower, (b) examine the books and records of the Borrower and to make copies and extracts therefrom, and (c) discuss the affairs, finances and accounts of the Borrower, and be advised as to the same by, their respective officers, as shall be relevant to the performance or observance of the terms, covenants or conditions of this Agreement or the financial condition of the Borrower.

                   SECTION 6.10       Notification of Event of Default.       (a) Give prompt written notice to the Lender of (i) any Event of Default or of any condition, event or act which with the giving of notice or the lapse of time, or both, would constitute an Event of Default, specifying the same and the steps being taken to remedy the same and (ii) any default, Event of Default or any condition, event or act which, with the giving of notice or the lapse of time or both, would constitute such a default or event of default under any other agreement or contract to which the Borrower is a party or by which any of its property or assets is bound which would have a material and adverse effect on the business or correction (financial or otherwise) of the Borrower.

                   (b)       Promptly notify the Lender in writing of (i) any change in the business or the operations of the Borrower which may be materially adverse to the Borrower and which is not otherwise disclosed in a press release or public filing with the Securities and Exchange Commission, disclosing the nature thereof, and (ii) any information which indicates that any financial statements which are the subject of any representation contained in this Agreement, or which are furnished to the Lender in connection with this Agreement, fail, to any material extent, to present fairly the financial condition and results of operations purported to be presented therein, disclosing the nature thereof.

                   SECTION 6.11       Notification of Litigation and Adverse Business Development.        Give prompt written notice to the Lender of any action, proceeding or investigation pending or threatened against the Borrower before any court or governmental instrumentality or other administrative agency which involves the substantial possibility of any judgment or liability which would have a material adverse affect on the ability of the Borrower to meet its obligations under the Loan Documents.

                   SECTION 6.12       Environmental Matters.       (a) The Borrower shall keep and maintain all real property owned or leased by it ("Real Property") in compliance with all Environmental Laws (as defined below).

                   (b)       In the event that any investigation, site monitoring, containment, cleanup, removal, restoration or other remedial work of any kind or nature (the "Remedial Work") with respect to the Real Property is required to be performed by the Borrower under any applicable local, state or federal law or regulation, any judicial order, or by any governmental or nongovernmental entity or Person because of, or in connection with, the current or future presence, suspected presence, release or suspected release of a Hazardous Substance (as defined below) in or into the air, soil, ground-water, surface water or soil vapor at, on, about under or within the Real Property (or any portion thereof), the Borrower shall within thirty (30) days after written demand for performance thereof by the Lender (or such shorter period of time as may be required under any applicable law, regulation, order or agreement), commence and thereafter diligently prosecute to completion, all such Remedial Work.

                   (c)       As used in this Section 6.12, (i) "Environmental Law" means any federal, state or local law, statute, ordinance, or regulation pertaining to health, industrial hygiene, or the environmental conditions on, under or about the Real Property, and (ii) the term "Hazardous Substance" means those substances included within the definitions of "hazardous substances", "hazardous materials", "toxic substances", or "solid waste" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended 42 U.S.C. 9601 et seq., the Resource Conservation and Recovery Act of 1976, 42 U.S.C. 6901 et seq. and the Hazardous Materials Transportation Act, 49 U S.C. 1801 et seq., and in the regulations promulgated pursuant to said laws, and such other substances, materials and wastes which are or become regulated under applicable local, state or federal law, or which are classified as hazardous or toxic under federal, state or local laws or regulations.

                   SECTION 6.13       Federal Reserve Regulations. Etc..       No part of the proceeds of the Loan, will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately (a) to purchase or to carry margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock, or to refund indebtedness originally incurred for such purpose, or (b) for any purpose which violates, or is inconsistent with, any of the provisions of Regulations G, T, U or X of the Board of Governors of the Federal Reserve System.

                   SECTION 6.14       Insurance.       Keep its insurable properties adequately insured at all times by financially sound and reputable insurers and maintain such other insurance as, and to the extent, as the Lender shall reasonably deem necessary. All policies for such insurance shall contain a covenant by the insurance company stating that it will provide thirty (30) days prior written notice to the Lender of cancellation, nonrenewal or expiration of such policy.

                   SECTION 6.15       Conduct of Business.       Continue to engage in a business of the same general type as now conducted by it on the date of this Agreement.

                  SECTION 6.16       Further Assurances.       The Borrower shall at its cost and expense, upon request of the Lender, duly execute and deliver, or cause to be duly executed and delivered, such further instruments and do and cause to be done such further acts as may be necessary or proper in the reasonable opinion of the Lender to carry out more effectually the provisions and purposes of this Agreement.

ARTICLE VII

NEGATIVE COVENANTS OF THE BORROWER

The Borrower covenants and agrees that, so long as this Agreement shall remain in effect or any of the Obligations shall be outstanding, it shall not without the prior written consent of the Lender:

                   SECTION 7.01       ERISA.       Permit any Plan to engage in a prohibited transaction within the meaning of section 406 of ERISA or section 4975 of the Code, except in those cases for which there is a statutory or administrative exemption available under section 408 of ERISA or section 4975(d) of the Code, or permit to exist with respect to any Plan any accumulated funding deficiency within the meaning of section 412 of the Code, or incur any liability to the PBGC other than for required insurance premiums.

                   SECTION 7.02       Sale, Etc..       Sell, assign, lease, transfer, encumber or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired).

                   SECTION 7.03       Nature of Business.       Materially change, alter or amend the nature or conduct of its business from that engaged in by it on the Closing Date or as contemplated by its current business.

                    SECTION 7.04       Hazardous Substances.       Use, generate, manufacture, produce, store, release, discharge or dispose of on, under or about any Real Property, or transport to or from any Real Property, any Hazardous Substance, or permit any other Person to do so, except in accordance with all applicable laws.

                  SECTION 7.05       Indebtedness.       Incur any Indebtedness or contingent obligations that would constitute Indebtedness if not contingent (as guarantor or otherwise) other than Indebtedness owed to the Lender or existing Indebtedness disclosed on the financial statements described in Section 3.04, trade debt incurred in the ordinary course of business, capital lease obligations, obligations arising as a result of endorsement of negotiable instruments provided, and other short term Indebtedness that does not, at any one time exceed $100,000 in the aggregate.

                   SECTION 7.06       Encumbrances.       The Borrower shall not create, incur, assume or suffer to exist any mortgage, pledge, security interest, lien or other charge or encumbrance, including the lien or retained security title of a conditional vendor upon or with respect to any assets ("Encumbrances"), or assign or otherwise convey any right to receive income, including the sale or discount of accounts receivable with or without recourse, except the following ("Permitted Encumbrances"):

                   (a)       Encumbrances in favor of the Lender or any of its affiliates;

                   (b)       Rights of lessors under capital leases;

                   (c)       Encumbrances for taxes not yet due or which are being contested in good faith by appropriate proceedings, provided that adequate reserves with respect thereto are maintained and evidenced on the books of the Borrower in conformity with Generally Accepted Accounting Principles;

                   (d)       Encumbrances in connection with judgments which in the aggregate do not exceed $100,000, each of which has not been in existence for a period of not more than 60 days or the execution of each of which has been stayed pending appeal, provided that adequate reserves with respect thereto are maintained and evidenced on the books of the Borrower, in conformity with Generally Accepted Accounting Principles.

                  (e)       Carriers', warehousemen's, mechanics', materialmen's, repairmen's or other like Encumbrances arising in the ordinary course of business in an amount not exceeding $100,000 which are not overdue for a period of more than 30 days or which are being contested in good faith by appropriate proceedings, provided that Borrower is maintaining adequate reserves for the same in accordance with generally accepted accounting principles; or

                   (f)       Other encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount (i.e., less than $100,000) and which do not in any case materially detract from the value of the property subject thereto or materially interfere with the ordinary conduct of the business of the Borrower.

                   SECTION 7.07       Dividends.        The Borrower shall not be permitted to distribute dividends.

ARTICLE VIII

EVENTS OF DEFAULT: REMEDIES: APPLICATION OF PROCEEDS

                   SECTION 8.01       Events of Default.       Any one or more of the following events shall constitute an Event of Default:

                   (a)       If any payment or prepayment of all or any-part of the principal of or interest on, the Loan and/or any other amounts payable under this Agreement or under the Note whether at the stated maturity thereof or at any date fixed for payment by acceleration, by notice of prepayment or otherwise shall not be paid within fifteen (15) business days after any such interest or principal becomes due in accordance with the terms hereof or thereof;

                   (b)       If the Borrower shall default in the performance or observance of any other covenant, agreement or condition (other than as referred to in Section 8.01(a) hereof) set forth in this Agreement or in any other Loan Document and such default shall remain uncured for more than thirty (30) days after Borrower receives written notice of such default from the Lender unless it is not commercial practical to cure such default within thirty (30) days but the Borrower promptly takes reasonable measures to cure the default and continues to pursue such measures with reasonable diligence until cure is effected, in which case such event will not be deemed to be an Event of Default;

                   (c)       If (i) any representation or warranty made by the Borrower herein or by any party in any other Loan Document or (ii) any certificate, financial statement, report or opinion delivered pursuant hereto or to the Loan Documents shall prove to have been false, incorrect or misleading in any material respect on the date as of which made;

                   (d)       If the Borrower makes an assignment for the benefit of creditors, admits in writing its inability to pay its debts as they become due, generally fails to pay its debts as they become due, files a voluntary petition under the Federal Bankruptcy Code (as now or hereafter in effect), is adjudicated bankrupt or insolvent, files any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation or similar relief under any present or future statute, law or regulation of any jurisdiction, petitions or applies to any tribunal for any custodian, trustee, receiver, liquidator or fiscal agent for all or a substantial part of its properties, or there is commenced against the Borrower such case or proceeding which is not discharged within thirty (30) days after the commencement thereof, or the Borrower files any answer admitting or not contesting the material allegations of a petition filed against the Borrower in any such case or proceeding, or the Borrower seeks, approves, consents to or acquiesces in, any such case or proceeding or in the appointment of any custodian, trustee, receiver, liquidator or fiscal agent of the Borrower for all or a substantial part of the property of the Borrower or the Borrower shall take any action looking to the dissolution of liquidation of the Borrower;

                   (e)       If any judgment against the Borrower, or any attachment, execution, levy or restraining notice against its property in excess of $100,000 remains unpaid, unstayed on appeal, undischarged, unbended or undismissed for a period of sixty (60) days or which is not fully covered by Borrower's self-insurance trust fund and/or excess liability coverage provided by an independent insurance carrier;

                   (f)       If there shall occur any Reportable Event with respect to any Plan of the Borrower;

                   (g)       If the Borrower shall default (as principal or guarantor or other surety) in any payment of principal or interest on any Indebtedness (other than the Obligations) or if any other default under any agreement under which any such obligation is created or under any instrument securing or evidencing such obligation shall have occurred, if the effect of such other default is to cause, or permit the holder of such obligation to cause, such obligation to become due prior to its stated maturity, provided however, no Event of Default shall exist under this paragraph unless the aggregate amount of Indebtedness in respect of which any default shall have occurred shall be equal to at least $100,000;

                   (h)       If the Note or any other Loan Document is invalidated or declared null and void;

                   (i)       If any obligation of the Borrower is declared to be due and payable prior to its stated maturity;

                   (j)       f the validity or enforceability of any material provision of any Loan Document is contested by Borrower or if the Borrower denies liability thereunder;

                   (k)       If the Borrower shall default in the payment or performance of any other obligation owed to the Lender and such default shall continue for a period of thirty (30) days after written notice thereof is given to such Borrower by the Lender, unless in the case of defaults involving matters other than the payment of money, it is not commercially practical for the Borrower to cure such default within thirty (30) days, but the Borrower promptly commences reasonable measures to sure such default and continues to pursue such measures with reasonable diligence until cure is effected, or

                   (l)       If any holder of subordinated indebtedness shall default in its obligations under any subordination agreement delivered to the Lender.

                   SECTION 8.02       Lender's Remedies.

                   (a)       8.01(d) Default. In case an Event of Default shall have occurred under Subsection 8.01(d), the entire Outstanding Balance, all interest accrued thereon and all other amounts due hereunder shall forthwith automatically be immediately due and payable and the Lender shall have all the rights and remedies set forth below in Subsection 8.02(b).

                   (b)       Any Other Event of Default. In case any Event of Default shall have occurred the Lender shall have the following rights and remedies:

                           (i)       At any time thereafter and so long as such Event of Default shall be continuing, to declare the entire Outstanding Balance and the other Obligations to be immediately due and payable;

                            (ii)       To take any action at law or in equity to collect the payments due under the Note or to enforce performance and observance of the Obligations of the Borrower under this Agreement, and the other Loan Documents, or to recover damages for breach thereof; and

                           (iii)       to exercise any and all rights under the Security Agreement and any other Loan Documents;

                   The Borrower expressly waives any presentment, demand, protest, notice of protest or notice of any bond.

                   If the Lender shall have proceeded to enforce its rights under this Agreement and such proceedings shall have been discontinued or abandoned for any reason or shall have been determined adversely to the Lender, then the Borrower and the Lender shall be restored to their respective positions hereunder, and all rights, remedies and powers of the Borrower and the Lender shall continue as though the proceedings had not taken place.

                   SECTION 8.03       Specific Performance.       In addition to the above remedies, if the Borrower commits a breach or threatens to commit a breach of this Agreement or any other Loan Document other than the failure to pay money owed by it hereunder or thereunder, the Lender shall have the right and remedy, without posting bond or other security, to have the provisions of this Agreement or such other Loan Document specifically enforced by any court having equity jurisdiction, it being acknowledged and agreed that any such breach or threatened breach will cause immediate and irreparable injury to the Lender and that money damages will not provide an adequate remedy therefore.

                   SECTION 8.04       Application of Proceeds.       All payments received after an Event of Default shall be applied as follows:

                   (a)       First: to the payment of all fees, costs and expenses incurred by the Lender as a result of or in connection with the exercise of the remedies set forth in Section 8.02 hereof;

                   (b)       Second: to the payment in full of the Obligations with all such payments being applied first to the payment of interest, with any balance applied first to the payment and reduction of principal, and then to other amounts due; and

                  (c)       Third: the balance, if any, of such proceeds remaining after payment in full of the foregoing items, to the Borrower or as a court of competent jurisdiction may otherwise direct.

                   If the amount of the proceeds received from the sale or other disposition of the Collateral shall be insufficient to satisfy in full the amounts referred to in paragraphs (a) and (b) above, the Borrower shall remain and be liable for any such deficiency.

                   SECTION 8.05       No Remedy Exclusive.       No remedy herein conferred on or reserved to the Lender is intended to be exclusive of any other available remedy, but each and every remedy shall be cumulative and shall be in addition to every other remedy given under this Agreement or any other Loan Document or now or hereafter existing at law or in equity or by statute. No delay or omission to exercise any right or power accruing upon any Event of Default shall impair any such right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. In order to entitle the Lender to exercise any remedy reserved to it in this Agreement, it shall not be necessary to give notice.

ARTICLE IX

MISCELLANEOUS

                   SECTION 9.01       Notices.       All communications provided for hereunder shall be in writing and delivered personally or by overnight delivery (by courier or nationally recognized overnight delivery service) or sent by first class registration or certified mail, postage prepaid and return receipt requested, or sent by facsimile (with such telecopy to be confirmed promptly in writing sent by overnight delivery or by first class mail). All such communications shall be deemed to have been given or made when so delivered by hand or sent by facsimile, or one Business Day after being sent by overnight delivery or three Business Days after being so mailed. Either party, by notice given hereunder, may designate a further or different name address to which subsequent notices, certificates or communications shall be sent. The initial address for notices to a party are set forth below their respective signatures on the signature page of this Agreement.

                   SECTION 9.02       Survival.       All covenants, agreements, obligations, representations and warranties made by the Borrower herein and in the certificates delivered pursuant hereto shall be deemed to have been relied upon by the Lender and shall survive the making by the Lender of the Loan and delivery to the Lender of the Note and each other Loan Document regardless of any investigation made by the Lender or on its behalf and without regard to any modification, extension, renewal, amendment or waiver of any provision of any Loan Document, and shall continue in full force and effect until such time as the principal of, premium, if any, interest on and all other amounts due under the Note and the other Loan Documents shall have been paid, and all fees, costs and expenses due under the Loan Documents have been paid and any liability to the Lender under the Loan Documents shall have been discharged in a manner satisfactory to the Lender.

                   SECTION 9.03       Expenses of the Lender.       At all times, the Borrower will pay all out-of-pocket expenses (including without limitation, the reasonable fees and disbursements of counsel incurred by the Lender) in connection with (a) the enforcement and protection of the rights of the Lender in connection with this Agreement or the other Loan Documents, or with the Loan made or the Note, and with respect to any action which may be instituted against the Lender in respect of the foregoing; (b) any amendment or modification of any Loan Document; (c) the payment of any tax, assessment, recording fee or similar charge; (d) any waiver of any right of the Lender under any Loan Document, and (e) the reasonable fees and disbursements of any counsel for the Lender, incurred from time to time, in connection with the transactions contemplated by this Agreement, including the reasonable fees and disbursements of any local counsel retained by the Lender from time to time other than the costs and expenses related to the negotiation, documentation and closing of the original loan transaction, provided that in no event shall the aggregate amount of such expenses payable by the Borrower exceed the origination fee set forth in Section 2.04 hereof.

                   SECTION 9.04       Applicable Law.       This Agreement the Note and each other Loan Document shall be construed in accordance with and governed by the laws of the State of New York without giving effect to the principles of conflicts of law.

                   SECTION 9.05       Amendments, Changes, Modifications and Waivers.        Except as otherwise provided in this Agreement or in the other Loan Documents, no modification, amendment, alteration, release or termination of any provision of this Agreement, or any other Loan Document, and no consent to any departure by the Borrower from the provisions hereof, shall in any event be effective unless the same shall be in writing and signed by the Lender and the Borrower. Any such modification, amendment, release, termination or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in the same, similar or other circumstance. No waiver of any of the provisions of this Agreement (a) shall be valid unless evidenced by a writing executed by the Lender, (b)shall be deemed or shall constitute a waiver of any other provision of this Agreement (whether or not similar), or (c) shall constitute a continuing waiver unless otherwise expressly provided. The failure or delay on the part of the Lender at any time or times in exercising any right or remedy hereunder shall not operate as a waiver thereof nor shall any single or partial exercise of any power or right or remedy preclude other or further exercise thereof or the exercise of any other right or remedy.

                   SECTION 9.06       Separability.       In case any one or more of the provisions contained in this Agreement, the Note, or any other Loan Document should be determined to be superseded, invalid, illegal or otherwise unenforceable in any respect, pursuant to applicable law, such determination shall not affect the validity, legality and enforceability of the remaining provisions contained herein and therein and such provisions shall not in any way be affected or impaired thereby, and such provisions shall be enforced as if the invalid provision were deleted.

                   SECTION 9.07       Counterparts.       This Agreement may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one and the same Agreement.

                   SECTION 9.08       Entire Agreement.       This Agreement constitutes the entire agreement between the parties hereto pertaining to the subject matter hereof and supersedes all prior and contemporaneous agreements, understandings, negotiations and discussions, whether oral or written, of the parties, and there are no warranties, representations or other agreements between the parties in connection with the subject matter hereof except as specifically set forth or incorporated herein.

                   SECTION 9.09       Headings: Interpretation.       Section and paragraph headings and the table of contents are not to be considered put of this Agreement, are included solely for convenience, are not intended to be full or accurate descriptions of the contents thereof, and shall not affect its meaning, construction or effect. Sections and paragraphs mentioned by number only are the respective sections and paragraphs of this Agreement. The use of the terms "herein", "hereunder", "hereof", and like terms shall be deemed to refer to this entire Agreement and not merely to the particular provision in which the term is contained, unless the context clearly indicates otherwise. Capitalized terms used and not otherwise defined herein shall have the meanings given to them in the other Loan Document.

                   SECTION 9.10       Term.       This Agreement shall become effective upon its execution and delivery by the parties hereto, shall remain in full force and effect from the date hereof and, subject to the provisions hereof, shall expire on the later to occur of (i) the Maturity Date or (ii) such date as all amounts due and payable under the Note and each other Loan Document have been fully paid and retired and all other Obligations under the Loan Documents have been fully paid and performed.

                   SECTION 9.11       Successors and Assigns.       (a) Whenever in this Agreement reference is made to any party, such reference shall be deemed to include the successors or assigns thereof. All of the terms and provisions of this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective transferees, legal representatives, heirs, successors and assigns. The provisions of this Agreement are intended to be for the benefit of the Lender, its successors and assigns as holder of the Note. This Section 9.11 shall not be deemed to create any right for the Borrower to assign its interest in this Agreement, or the Loan.

                   (b)       The Lender, in its sole discretion, shall have the right, at any time and from time to time, to sell participation interests in the Loan to other lenders or to assign all or any portion of its rights to any other lender or lenders.

                   SECTION 9.12       Waiver of Counterclaim, Jury Trial.        Borrower hereby waives the right to assert a counterclaim (other than compulsory counterclaims) in any action or proceeding brought against it by the Lender and waives trial by jury in any action or proceeding brought by either party hereto against the other or in any counterclaim asserted by the Lender against Borrower, or in any matters whatsoever arising out of or in any way connected with this Agreement, the Note or any of the Loan Documents.

                   SECTION 9.13       Submission to Jurisdiction.       With respect to any claim or action arising under this Agreement or the other Loan Documents, the Borrower hereby (a) irrevocably submits to the nonexclusive jurisdiction of the courts of the State of New York located in the County of New York, the courts of the United States of America for the Southern District of New York, and Appellate Courts relating to the foregoing courts, and (b) irrevocably waives any objection which it may have at any time to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or the other Loan Documents brought in any such court, irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum and further irrevocably waives the right to object, with respect to such claim, suit, action or proceeding brought in any such court, that such court does not have jurisdiction over such party. Nothing in this Agreement will be deemed to preclude the Lender from bringing an action or proceeding in respect hereof in any other jurisdiction.

                   SECTION 9.14       Gender and Number.       Words importing a particular gender mean and include every other gender and words importing the singular number mean and include the plural number and vice-versa.

                   SECTION 9.15       Exhibits and Schedules.       Exhibits and Schedules, if any, to this Agreement are an integral part of this Agreement.

                   IN WITNESS WHEREOF, the Borrower and the Lender have caused this Amended and Restated Secured Loan Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

MEDIWARE INFORMATION SYSTEMS, INC.

By: GEORGE J. BARRY Name: GEORGE J. BARRY Title: President & CEO

Address for Notices:

11711 W. 79th Street Lenexa, Kansas 66214

FRATELLI AURIANA, INC.

By: LAWRENCE AURIANA Name: LAWRENCE AURIANA Title:

Address for Notices:

155 Old North Stamford Road Stamford, Connecticut 06905

140 East 45th Street 43rd Floor New York, NY 10017

SCHEDULE 3.01

ORGANIZATION

       Borrower is not currently in good standing in the States of Kansas, Texas and California but has commenced actions to rectify that situation.

SCHEDULE 3.04

ADVERSE CHANGES

       Reference is made to the disclosures set forth in Borrower's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission. See also the disclosure in Schedule 3.03 to this Agreement.

SCHEDULE 3.10

SUBSIDIARIES

Digimedics Corporation

Informedics, Inc.

JAC Computer Services, LTD, a subsidiary of Digimedics Corporation

EXHIBIT A

SECURED LOAN NOTE

[$2,000,000.00]

As of September 30, 2000

                   FOR VALUE RECEIVED, MEDIWARE INFORMATION SYSTEMS, INC., a New York corporation (the "Borrower"), hereby promises to pay to the order of FRATELLI AURIANA INC., a Connecticut corporation ("Lender"), at its office located at 155 Old North Stamford Road, Stamford, Connecticut 06905, or at such other place as the holder hereof may designate in writing from time to time, the principal sum of [TWO MILLION AND 00/100 DOLLARS ($2,000,000.00)] in lawful money of the United States of America in immediately available funds, in the manner set forth in the Agreement (hereinafter defined), or, if not sooner paid, on the Maturity Date (as defined in the Agreement), and to pay interest from the date hereof on such principal amount hereof from time to time outstanding, in like funds, at said office, at a rate per annum and payable on such dates as determined pursuant to the Agreement. The term "Agreement" as used herein shall mean that certain Secured Loan Agreement made between the Borrower and the Lender dated as of September 30, 2000, as amended from time to time.

                   The Borrower promises to pay interest on the first business day of each fiscal quarter, on any overdue principal and, to the extent permitted by applicable law, overdue interest, at the Applicable Interest Rate (as defined in the Agreement) from the respective due dates of such amounts at a rate or rates determined as set forth in the Agreement. This Note may be prepaid in full, without penalty, accompanied by interest to the date of prepayment.

                   The Borrower hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever. The nonexercise by the holder hereof of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

                   This Secured Loan Note is the Note referred to in the Secured Loan Agreement, which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events and for optional prepayment of the principal hereof prior to the maturity hereof, all upon the terms and conditions therein specified. This Note shall have the benefits of the security referred to in that Secured Loan Agreement between the Borrower and the Lender. This Note shall be construed in accordance with and governed by the laws of the State of New York and applicable federal law.

MEDIWARE INFORMATION SYSTEMS, INC.

By:_____________________________________
Name: Michael Montgomery Title: President and Chief Executive Officer

EXHIBIT B

FORM OF SECURITY AGREEMENT

EXHIBIT C

GUARANTY

       THIS GUARANTY, (this "Agreement"), made and given as of this 30th day of September, 2000, by Mediware Information Systems, Inc., a New York corporation ("Guarantor"), to Fratelli Auriana, a Connecticut corporation ("Lender").

       WHEREAS, Mediware Information Systems, Inc., a New York corporation ("Borrower"), and Lender have entered into a Secured Loan Agreement of even date herewith (the "Secured Loan Agreement");

       WHEREAS, Buyer may borrow up to $2,000,000 pursuant to the Secured Loan Agreement and will issue and deliver to Lender a promissory note to reflect draw downs under the Secured Loan Agreement (the "Note") pursuant to the Secured Loan Agreement;

       WHEREAS, Lender and Buyer have entered into certain Loan Documents, as defined in the Secured Loan Agreement; and

       WHEREAS, Guarantor is a wholly-owned subsidiary of Borrower and Guarantor expects to derive substantial economic benefit as a result of Buyer entering into the Secured Loan Agreement and the execution of the Loan Documents.

       NOW, THEREFORE, in consideration of the premises and to induce the Lender to enter into the Secured Loan Agreement and the Loan Documents to which it is a party and to accept the Note from Buyer, Guarantor agrees as follows:

       1.        Guaranty. Guarantor, on behalf of itself, its successors and assigns, hereby irrevocably, absolutely and unconditionally guarantees to Lender the full and prompt payment and performance of all of the Buyer's obligations and liabilities of every type and description under (i) the Note, including, without limitation, the full and prompt payment of all amounts due Lender thereunder as and when the same shall become due and payable (whether in installments, upon acceleration, at maturity or otherwise), (ii) the Secured Loan Agreement and (iii) the Loan Documents (such obligations are hereinafter collectively referred to as the "Obligations"), whether such Obligations now exist or are hereafter created or incurred, and whether they are or may be direct or indirect, due or to become due, absolute or contingent, primary or secondary, liquidated or unliquidated, or joint, several or joint and several.

       2.       Obligations Absolute. No act or thing need occur to establish the liability of Guarantor hereunder, and no act or thing, except full payment and discharge of all Obligations, or other satisfaction of the obligations, shall in any way exonerate Guarantor or modify, reduce, limit or release the liability of Guarantor hereunder. The obligations of Guarantor under this Guaranty shall be absolute, unconditional and irrevocable, and shall not be subject to any right of setoff or counterclaim by Guarantor and shall be paid or performed strictly in accordance with the terms of this Guaranty, under all circumstances whatsoever.

       3.        No Condition Precedent to Enforcement of Guaranty. This is an absolute, unconditional and continuing guaranty covering the Obligations now existing and hereafter arising. This is a guaranty of payment and performance and not of collection and shall continue to be in force and be binding upon Guarantor, until the Obligations are paid in full or otherwise discharged. Lender may at its option proceed against Guarantor in the first instance to collect any of the Obligations. The liability of Guarantor hereunder shall in no way be affected or impaired by the acceptance by Lender of any security for, or other guaranties of, any Obligation, or by any failure, delay, neglect or omission by Lender to perfect, protect or realize upon any such security. Guarantor hereby waives, to the fullest extent permitted by law, any right it may have to revoke or terminate this Guaranty before the Obligations are paid in full or otherwise discharged by Lender. In the event Guarantor shall have a right under applicable law to otherwise terminate or revoke this Guaranty which cannot be waived, such termination or revocation shall not be effective until written notice of such termination or revocation, signed by Guarantor, is actually received by Lender. Any notice of termination or revocation described above shall not affect this Guaranty in relation to any of the Obligations which were outstanding prior to receipt thereof.

       4.       Bankruptcy. Guarantor expressly agrees that its liability and obligations under this Guaranty shall not in any way be affected by the institution by or against Buyer or any other person or entity of any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or any other similar proceedings for relief under any bankruptcy law or similar law for the relief of debtors, or any action taken or not taken by Lender in connection therewith; and that any discharge of any of the Obligations pursuant to any such bankruptcy or similar law or other law shall not discharge or otherwise affect in any way Guarantor's obligations under this Guaranty; and that upon or at any time after the institution of any of the above actions, at Lender's sole discretion, the Obligations shall be enforceable against Guarantor.

       5.        Other Transactions. The liability of Guarantor under this Guaranty shall not be affected or impaired by any of the following acts or things (which Lender is expressly authorized to do, omit or suffer from time to time, without notice to or approval by Guarantor): (i) any acceptance of collateral security, other guarantors, accommodation parties or sureties for any or all Obligations; (ii) any open or more extensions or renewals of Obligations (whether or not for longer than the original period) or any alteration, change, modification, extension, release, renewal, cancellation or amendment of the Secured Loan Agreement, Note or any Related Agreement whether or not the Obligations are affected thereby; (iii) any waiver or indulgence granted to Buyer, any delay or lack of diligence in the enforcement of the Obligations, or any failure to institute proceedings, file a claim give any required notices or otherwise protect any of the Obligations; (iv) any full or partial release of, settlement with, or agreement not to sue, Buyer or any other guarantor or other person liable in respect of any of the Obligations; (v) any discharge of any evidence of the Obligations or the acceptance of any instrument in renewal thereof or substitution therefor; (vi) any failure to obtain collateral security for the Obligations, or to see to the proper or sufficient creation and perfection thereof, or to establish the priority thereof, or to protect, ensure, or enforce any collateral security, or any modification, substitution, discharge, impairment or loss of any collateral security; (vii) any foreclosure or enforcement of any collateral security; (viii) any transfer of any of the Obligations or any evidence thereof; (ix) any order of application of any payments or credits upon the Obligations; (x) any release of any collateral security for the Obligations; (xi) any amendment to or modification of any agreement between Lender and Buyer or any waiver of compliance by Lender with the terms thereof; and (xii) any election by Lender under Section 1111(b) of the United States Bankruptcy Code. With respect to amounts due under the Note, Guarantor hereby waives any and all defenses, counterclaims and offsets that Guarantor might or could have by reason of any or all of such acts, it being understood that Guarantor shall at all times be bound by this Guaranty and remain liable hereunder.

       6.       Waivers of Defenses and Rights. Guarantor waives any and all defenses, claims and discharges of Buyer, or any other obligor, pertaining to the Obligations, except the defense of discharge by payment in full. Without limiting the generality of the foregoing, Guarantor will not assert, plead or enforce against Lender any defense of waiver, release, discharge in bankruptcy, statue of limitations res judicata, statute of frauds, anti-deficiency statute, fraud, usury, illegality or unenforcability which may be available to Buyer or any other person liable in respect of any Obligations, or any setoff available against Lender to Buyer or any such other person, whether or not on account of a related transaction. Guarantor expressly agrees that Guarantor shall be and remain liable for any deficiency remaining after foreclosure of any mortgage or security interest securing the Obligations, whether or not the liability of any other obligor for such deficiency is discharged pursuant to statute, judicial decision or contract. Guarantor waives presentment, demand for payment, notice of dishonor or nonpayment, and protest of any instrument evidencing the Obligations. Guarantor agrees that the liability under this Guaranty shall primary and direct and that Lender shall not be required first to resort for payment of the Obligations to Buyer or other persons or their properties, or first to enforce, realize upon or exhaust any collateral security for the Obligations, or to commence any action or obtain any judgment against Buyer or against any such collateral security or to pursue any other right or remedy Lender may have against Buyer, before enforcing this Guaranty. The Guarantor waives notice of Lender's acceptance hereof.

       7.       Recovery of Payments. If any payment applied by Lender to the Obligations is thereafter set aside, recovered, rescinded or required to be returned for reorganization of Buyer or any other obligor), the Obligations to which such payment was applied shall for the purposes of this Guaranty be deemed to have continued in existence, notwithstanding such application, and this Guaranty shall be enforceable as to such Obligations as fully as if such application had never been made. If any action or claim is brought against Lender (by, for example, a receiver for Buyer) to recover a payment received by Lender on the Obligations, the defense against such claim, or the compromise, settlement or payment thereof shall be in the sole discretion of Lender, and no action taken by the (or failure to act) in that regard shall affect or impair, or be a defense against, the liability of Guarantor hereunder.

       8.       Waiver of Subrogation. Until the Obligations are fully paid and discharged, Guarantor expressly waives any and all rights of subrogation, reimbursement, indemnity, exoneration, contribution or any other claim which it may now or hereafter have against Buyer, any endorser or any other guarantor of all or any party of the Obligations and Guarantor hereby waives any benefit of, and right to participate in, any security or collateral given to Lender to secure payment of the Obligations or any other liability of Buyer to Lender.

       9.       Representations and Warranties. Guarantor represents and warrants that this Agreement has been duly authorized, executed and delivered by Guarantor and constitutes a legal, valid and binding obligation of Guarantor, enforceable against Guarantor in accordance with its terms.

       10.       Notices. All communications in connection herewith shall be in writing and shall be delivered personally (including by Federal Express or other recognized courier, for which receipt is given) or mailed by certified mail, return receipt requested, or by facsimile transmission providing a receipt, as follows:

       (a)     if to Guarantor to:

                _________________________
                _________________________
                _________________________
                _________________________

                with a copy to:

                Ira S. Nordlicht, Esq.
                Nordlicht & Hand
                645 Fifth Avenue
                New York, NY 10022

       (b)     if to the Lender to:

                Fratelli Auriana, Inc.
                155 Old North Stamford Road
                Stamford, Connecticut 06905
                Attn: Lawrence Auriana

                with a copy to:

                Hartman & Craven
                460 Park Avenue
                New York, New York 10022
                Attn: Edward I. Tishelman, Esq.

       12.     Waiver of Trial by Jury; Jurisdiction.

       (a)      GUARANTOR, BY ITS EXECUTION AND DELIVERY HEREOF, AND LENDER, BY ITS ACCEPTANCE HEREOF, HEREBY EXPRESSLY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS GUARANTY OR UNDER ANY AMENDMENT, INSTRUMENT OR DOCUMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH, AND AGREE THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

       (b)     GUARANTOR HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY NEW YORK STATE OR FEDERAL COURT SITTING IN NEW YORK COUNTY, NEW YORK OVER ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS GUARANTY. GUARANTOR HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT IT MAY EFFECTIVELY DO SO, THE DEFENSE OF AN INCONVENIENT FORUM TO THE MAINTENANCE OF SUCH ACTION OR PROCEEDING. GUARANTOR IRREVOCABLY CONSENTS TO THE SERVICE OF COPIES OF THE SUMMONS AND COMPLAINT AND ANY OTHER PROCESS WHICH MAY BE SERVED IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING BY UNITED STATES CERTIFIED MAIL, RETURN RECEIPT REQUESTED, OF COPIES OF SUCH PROCESS TO THE ADDRESS SPECIFIED IN SECTION 11 HEREOF. SERVICE OF PROCESS IN ANY SUCH ACTION OR PROCEEDING, EFFECTED AS AFORESAID, SHALL BE EFFECTIVE UPON RECEIPT BY GUARANTOR AND SHALL BE DEEMED PERSONAL SERVICE UPON GUARANTOR AND SHALL BE LEGAL AND BINDING UPON SUCH GUARANTOR FOR ALL PURPOSES. GUARANTOR AGREES THAT A JUDGMENT, FINAL BY APPEAL OR EXPIRATION OF TIME TO APPEAL WITHOUT BEING TAKEN, IN ANY SUCH ACTION OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON THE JUDGEMENT OR IN ANY OTHER MANNER PROVIDED BY LAW. NOTHING IN THIS SECTION 12(b) SHALL AFFECT THE RIGHT OF LENDER TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF LENDER TO BRING ANY ACTION OR PROCEEDING AGAINST GUARANTOR OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION. IN THE EVENT THAT ANY COURT IN THE STATE OF NEW YORK REFUSES TO ACCEPT JURISDICTION OVER ANY ACTION RELATING TO THIS GUARANTY, ALL REFERENCES TO IN THIS SECTION 11(b) SHALL BE DEEMED TO REFER TO THE STATE OF NEW YORK.

       12.     Governing Law. This Guaranty shall be interpreted, and the rights of the parties hereto determined, in accordance with the laws of the State of New York, without giving effect to the principles of conflict of laws.

       13.     General. This Guaranty shall be effective upon delivery to Lender, without further act, condition or acceptance by Lender, shall be binding upon Guarantor and its successors and assigns, and shall inure to the benefit of Lender and its successors and assigns. Any invalidity or unenforcability of any provision or application of this Guaranty shall not affect any lawful provision and/or application hereof, and to this end, the provisions of this Guaranty are declared to be severable. This Guaranty may not be waived, modified, amended, terminated, released or otherwise changed except by a writing signed by Guarantor and Lender. No delay on the part of Lender in the exercise of any power or right shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right preclude any other or further exercise thereof or the exercise of any other power or right. Section headings herein contained are for convenience only and shall not be deemed part of this Guaranty.

IN WITNESS WHEREOF, Guarantor has duly executed this Guaranty as of the day first above written.

Mediware Information Systems, Inc.

By:___________________________

Name: Michael Montgomery
Title: President & CEO

STATE OF __________ )
                            ) ss.:
COUNTY OF           )

       On the ____ day of                , 2000, before me personally came ________________________ to me known, who being by me duly sworn, did depose and say that he is the _______________________________ of _______________ the corporation described in and which executed the foregoing instrument, and that he signed his name thereto by order of the Board of Directors of said Corporation.

______________________________
Notary Public
My Commission Expires:

EXHIBIT D

FORM OF GUARANTY OF AVAILABILITY

EXHIBIT E

FORM OF LEGAL OPINION

                                                    _______________, 2000

Fratelli Auriana, Inc.
155 Old North Stamford Road
Stamford, Connecticut 06905

Gentlemen:

       We have acted as counsel to Mediware Information Systems, Inc., a New York corporation (the "Company"), in connection with the Secured Loan Agreement between Mediware and Fratelli Auriana, Inc. ("Lender") dated as of September 30, 2000 (the "Loan Agreement"). Unless otherwise defined herein, all capitalized terms used herein shall have the meanings given to such terms in the Loan Agreement.

       In acting as such counsel, we have examined the originals or copies, certified or otherwise identified to our satisfaction, of such proceedings and records, agreements, documents and instruments as we have deemed necessary for the purpose of this opinion, including, without limiting the generality of the foregoing, (i) the Certificate of Incorporation of Mediware, (ii) Mediware's By-Laws, (iii) resolutions of the Board of Directors of Mediware, (iv) photostatic or certified copies of such certificates of public officials as we have deemed necessary and relevant to the opinions expressed herein and (v) the Loan Agreement, Security Agreement and Secured Loan Note referenced therein (collectively referred to herein as the "Loan Documents").

       In our examination we have assumed without inquiry or other investigation and express no opinion on the authenticity of each document submitted to us as an original, the conformity to the original of each document submitted to us as a copy and the authenticity of the original of each document submitted to us as a copy and (except with respect to the execution and delivery by Mediware of the Transaction Documents to which it is a party) the due execution and delivery of all documents where due execution and delivery thereof are prerequisites to the effectiveness thereof.

       In rendering this opinion, we have assumed (i) that Lender has all necessary power and authority to execute, deliver and perform its obligations under the Transaction Documents and that such execution, delivery and performance is in full compliance with Lender's governing documents; (ii) that the Transaction Documents have been duly executed and delivered by Lender and constitute the legal, valid and binding obligation of Lender, enforceable against Lender in accordance with their terms, except insofar as such enforcement may be subjected to general principles of equity and applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect affecting the enforcement of the rights of creditors in general, including without limitation applicable fraudulent transfer laws; and (iii) the accuracy and completeness of any representations and warranties of Lender made in the Transaction Documents.

       A matter stated in this opinion to be "to our knowledge" is so stated to reflect the fact that, while we have no reason to believe that the statement of such matter is inaccurate (based on information we have as a result of representing Mediware in this and other matters), we have made no independent factual investigation with respect to such statement or matter.

       We note that we are members of the New York Bar, and can and will express no opinion with respect to any law other than that of the State of New York. For the purpose of this opinion, therefore, we have assumed that all documents are governed by New York law without giving effect to the principles of conflicts of laws.

       On the basis of and in reliance upon the foregoing, and subject to the assumptions, qualifications and limitations set forth herein, we are of the opinion that:

1.

Based solely upon a certificate of the Secretary of State of New York dated November 21, 2000, and a fax confirmation of the same dated the date hereof, copies of which are annexed hereto, and our review of the certified Certificate of Incorporation and certified By-Laws of Mediware, and without having undertaken any other inquiry or investigation, Mediware is a corporation duly organized, validly existing and in good standing under the laws of the State of New York and has all requisite corporate power and authority to own its properties and to carry on its business as now conducted.

2.

Mediware has duly authorized the execution, delivery, and performance of the Transaction Documents and each of the transactions and agreements contemplated thereby, and no other corporate action is necessary to authorize such execution, delivery or performance. The Transaction Documents constitute valid and binding obligations of Mediware, enforceable against Mediware in accordance with their terms, except as such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium or other similar laws now in effect relating to creditors' rights and general principles of equity, and except that we provide no opinion as to the perfection of any security interest granted to Lender by Mediware.

3.

The execution, delivery and performance by Mediware of the Transaction Documents and each of the transactions and agreements contemplated thereby will not (i) violate any provision of Mediware's Certificate of Incorporation or By-Laws or (ii) to our knowledge, constitute a breach or default under any Agreement of which we are aware to which Mediware is a party.

4

To our knowledge, without undertaking any inquiry, independent or otherwise, there is no action, suit, investigation or proceeding pending or threatened, against Mediware or any of its properties or assets before any court, arbitrator or governmental body, department, commission, board, bureau, agency or instrumentality, which questions the validity of the Transaction Documents or any action taken to be taken pursuant thereto.

       The opinions hereinabove expressed are subjected to the qualifications that the rights and remedies of the parties to the Transaction Documents are subject to the provisions of applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance and similar laws, now or hereinafter in effect, relating to or affecting the enforcement of creditors' rights generally. Such rights and remedies are also subject to usual equitable principles concerning equitable remedies and defenses being at the discretion of the court before which such proceedings may be brought, which limit the specific enforcement of certain rights and remedies and injunctive and other forms of relief but which do not affect the validity of the documents.

       This opinion is as of the date hereof and we disclaim any undertaking or obligation to advise the addressees hereof of any changes that may hereafter be brought to our attention. This opinion is rendered only to the addressees hereof and is solely for their benefit. This opinion may not be relied upon by any other person or entity for any purpose without our prior written consent.

       As indicated above, we are members of the Bar of the State of New York and do not purport to be expert in, and do not express any opinion with respect to, the law of any jurisdiction other than the law of the State of New York.

                                                         Very truly yours,

                                                         NORDLICHT & HAND

Exhibit 10.31

GENERAL RELEASE AND AGREEMENT

     Michael Montgomery ("Mr. Montgomery"), in consideration of the promise by Mediware Information Systems, Inc., a New York corporation (the "Company"), to (i) forego certain valuable rights available to it under the Employment Agreement between the Company and Mr. Montgomery dated as of March 6, 2000 (the "Employment Agreement") and (ii) pay Mr. Montgomery as final compensation the amount of (a) a sum constituting payment of salary for the period of January 5, 2001 through January 14, 2001 (less applicable tax withholdings) plus a sum equal to four days salary for the period of January 15, 2001 through January 18, 2001, followed by (b) twenty (20) bi-weekly payments of $11,750, constituting in total the equivalent of eight (8) months salary plus (I) the sum of $50,000 due contractually as a bonus and (II) an amount equal to the FICA and Medicare taxes now payable by Mr. Montgomery due to the fact the he is no longer an employee of the Company, grossed up for taxes at Mr. Montgomery's effective tax rate, and (c) directly pay the cost associated with continuing Mr. Montgomery's coverage under the Company's group medical insurance plan pursuant to COBRA during the Payment Period (defined below) plus, if such payment for COBRA results in income to Mr. Montgomery an amount equal to the tax he would pay on such payment (the payments to be made under clauses (a), (b) and (c) above hereinafter referred to as "Final Compensation"), acting on behalf of himself and his children, heirs, administrators, representatives, executors, successors and assigns, hereby knowingly and voluntarily waives, releases and discharges the Company, the Company's successors, subsidiaries and affiliates, and their respective employees, agents, officers, directors, stockholders, members and partners (individually referred to as a "Company Party" and collectively referred to as "Company Parties"), from any and all claims, liabilities, demands, suits and causes of action, whether fixed or contingent, direct or indirect, of any kind or nature (collectively referred to as a "Claim"), which Mr. Montgomery may now or hereafter have or now or hereafter claim to have against any Company Party by reason of any act, omission or other event of any kind or description which occurred or failed to occur from the beginning of the world through and including the date hereof, including, but not limited to, those relating to Mr. Montgomery's employment with the Company and the termination thereof. Further, effective this date, all options previously granted to Mr. Montgomery, whether vested or not, are hereby cancelled and deemed null and void.

     The Final Compensation described in the preceding paragraph will be paid in the following manner. Following the execution of this Agreement by Mr. Montgomery and the expiration of the seven (7) day revocation period described below, the Company will make a wire transfer for the amount described in clause (a) of the first paragraph above and then wire transfers to Mr. Montgomery in twenty (20) installments commencing on the date of the first regularly scheduled payroll payment by the Company following the expiration of the seven (7) day revocation period, and continuing thereafter on each successive regularly scheduled bi-monthly payroll payment date until the final compensation is paid in full (the "Payment Period"). Should Mr. Montgomery accept other employment which provides the type of coverage provided by COBRA, he will inform the Company and the Company will no longer be obligated for this payment. Payments of Final Compensation will be made by wire transfer to such account as Mr. Montgomery shall designate in writing and will be followed by written confirmation of the wire transfer to be sent to Mr. Montgomery at his home address or such other address as he may designate in writing.

     In addition to the payment of Final Compensation, the Company will also promptly reimburse Mr. Montgomery for any unpaid out-of-pocket expenses incurred by Mr. Montgomery in connection with his employment with the Company upon submission by Mr. Montgomery to the Company of invoices or other reasonable documentation confirming the costs incurred. In consideration of the payment by the Company described above, Mr. Montgomery hereby waives any claim for accrued vacation and sick leave.

     The Company agrees to indemnify Mr. Montgomery for claims made against him related to his services as an officer and director of the Company (and its subsidiaries and affiliates) to the extent set forth in the Company's Certificate of Incorporation and By-Laws.

     The Claims released by Mr. Montgomery include, but are not limited to, any and all claims under or related to the Employment Agreement, which is hereby terminated, and common law claims, including claims for wrongful discharge, constructive discharge, express or implied contract, claims arising under any handbook, manual, policy, or practice, claims for breach of an implied covenant of good faith and fair dealing, claims for any violations of any public policy of the States of New York and Kansas, and all claims arising under any federal, state or local law prohibiting employment discrimination on the basis of age, race, color, national origin, sex, religion, disability or veteran status. The statutory claims released by Mr. Montgomery include, but are not limited to, claims under Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act of 1967, the Civil Rights Act of 1866, the Employment Retirement Income Security Act of 1974, the Civil Rights Act of 1991, and the Americans With Disabilities Act, the Family and Medical Leave Act of 1993, and the New York State Human Rights Law. Mr. Montgomery hereby covenants and agrees not to file a lawsuit, initiate any action or assert any such claims against the Company Parties.

     The only consideration to be paid by the Company in exchange for the Mr. Montgomery's executing this General Release and Agreement is the aforesaid payment of Final Compensation and the Company's agreement to forego its rights under the Employment Agreement. No other promise, inducement, threat, agreement or understanding of any kind or description has been made with or to Mr. Montgomery by the Company to cause Mr. Montgomery to agree to the terms of this General Release and Agreement.

     During the Payment Period and so long as payments are being made to Mr. Montgomery as required hereunder, Mr. Montgomery will continue to abide by his obligations set forth in Sections 6 and 7 of the Employment Agreement. In addition, Mr. Montgomery agrees for a period of seven (7) years hereafter to be subject to and abide by the provisions of Sections 6(a), 6(b) and 7 of the Employment Agreement. The parties agree that such provisions shall survive the termination of the Employment Agreement. Mr. Montgomery also agrees that at all times after the date hereof he will not make any derogatory remark, either verbally, in writing, or otherwise, regarding any of the Company Parties. The breach by Mr. Montgomery of any of the foregoing requirements of this paragraph and failure to cure the same within twenty (20) days after receipt by him of written demand from the Company (an "Event of Default") shall be grounds for the Company to discontinue making payment of Final Compensation hereunder, in addition to pursuing any and all other remedies available to it, provided that such discontinuance of payments under these circumstances shall not negate the general release granted to the Company Parties by Mr. Montgomery in this General Release and Agreement.

     Mr. Montgomery further confirms that he will comply in all respects with all applicable rules and regulations of the United States Securities and Exchange Commission and state securities laws insofar as they apply to matters related to the Company and transactions in the Company's securities.

     Mr. Montgomery represents and warrants that he has not filed with any judicial authority or any federal, state or local government agency, and shall not file or otherwise commence any complaint, charge or lawsuit with any judicial authority or any federal, state or local government agency against any of the Company Parties arising out of Mr. Montgomery's employment by the Company or the termination of his employment by the Company

     If the Company fails to make any payment required hereunder (other than the termination of Final Compensation payments due to an Event of Default), or otherwise breaches its obligations hereunder, and does not cure the same within twenty (20) days after receipt by the Company of written demand from Mr. Montgomery, Mr. Montgomery's agreement not to file any lawsuit or action, and the general release granted by Mr. Montgomery to the Company Parties hereunder, including but not limited to Mr. Montgomery's release of the Company's obligations under the Employment Agreement, shall be null and void, provided that such termination of Mr. Montgomery's release of the Company Parties shall not negate the general release granted to Mr. Montgomery by the Company Parties in this General Release and Agreement.

     The Company, on behalf of itself and the other Company Parties, in consideration of (i) Mr. Montgomery foregoing valuable rights available to him under the Employment Agreement, (ii) the general release granted to the Company Parties by Mr. Montgomery hereunder and (iii) the indemnification set forth above, hereby knowingly and voluntarily waives, releases and discharges Mr. Montgomery and his heirs and assigns from any and all Claims which the Company Parties may now or hereafter have or now or hereafter claim to have against Mr. Montgomery by reason of any act, omission or other event of any kind or description which occurred or failed to occur from the beginning of the world through and including the date hereof, including, but not limited to, those relating to Mr. Montgomery's employment with the Company.

     If Mr. Montgomery breaches any of his obligations hereunder, the Company's agreement not to file any lawsuit or action, the general release granted by the Company Parties to Mr. Montgomery hereunder shall be null and void.

     Mr. Montgomery and the Company agree that the releases granted hereunder are not releases of the obligations set forth in this General Release and Agreement.

     Company will not, and will direct the other Company Parties to not, make any derogatory remarks, either verbally, in writing or otherwise, regarding Mr. Montgomery.

     The parties understand and agree that the terms of this General Release and Agreement shall be considered confidential and are not to be made public except as required by law or if necessary in order to enforce this General Release and Agreement, provided that either party may disclose the contents of this General Release and Agreement to their respective tax and legal advisors, and Mr. Montgomery may disclose the contents of this General Release and Agreement to unemployment authorities.

     Mr. Montgomery acknowledges that the Company has advised Mr. Montgomery that he should consult with an attorney before executing this General Release and Agreement. Mr. Montgomery states that he has had the opportunity to discuss this General Release and Agreement with whomever he wished, including an attorney of Mr. Montgomery's own choosing. Mr. Montgomery also acknowledges that he has had the opportunity to read, review and consider all of the provisions of this General Release and Agreement. Mr. Montgomery states that he understands its provisions and its final and binding effect on him; and states that he is accepting the payment offered to him and is entering into this General Release and Agreement freely, voluntarily, and without duress or coercion.

     Mr. Montgomery understands that Mr. Montgomery has twenty-one (21) days within which to consider this General Release and Agreement before signing it. Mr. Montgomery also understands that after signing the General Release and Agreement, Mr. Montgomery may revoke Mr. Montgomery's signature within seven (7) calendar days by providing written notification of his intention to revoke his signature to Mary Ernst, at the Company. The payment provided for herein will be made to Mr. Montgomery promptly upon the expiration of the foregoing seven (7) day period if Mr. Montgomery does not revoke his signature.

This General Release and Agreement (together with the pertinent sections of the Employment Agreement referenced herein) sets forth the entire agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements and understandings among Mr. Montgomery and the Company, written or oral, with respect to such subject matter. This General Release and Agreement may not be modified unless in a written instrument signed by Mr. Montgomery and the Company. No waiver of any provision of this General Release and Agreement shall be effective unless in writing and signed by the party to be charged therewith. This Agreement shall be governed by the laws of the State of New York without regard to its conflict of laws principles.

     IN WITNESS WHEREOF, the undersigned have executed this General Release and Agreement as of the date indicated below.

MICHAEL MONTGOMERY
MICHAEL MONTGOMERY
Date: January 15, 2001

MEDIWARE INFORMATION SYSTEMS, INC.

By: GEORGE BARRY
Name: GEORGE BARRY
Title: President & CEO
Date: January 15, 2001

NOTARIZATION

STATE OF ________________            )
                                                                ) ss
COUNTY OF ______________           )

I, the undersigned, a Notary Public of the State of                     do hereby certify that on _____________, 2001, Michael Montgomery personally came before me and duly sworn, did under oath, to my satisfaction, acknowledged that he voluntarily executed the foregoing General Release and Agreement as his act and deed for the purposes set forth in such agreement.

IN WITNESS WHEREOF, I have hereunto set my hand this            day of ________________, 2001.

By: _________________________________
Name
Notary Public of the State of ______________
My commission expires _________________

NOTARIZATION

STATE OF ________________            )
                                                                ) ss
COUNTY OF ______________           )

I, the undersigned, a Notary Public of the State of                     , do hereby certify that on _____________, 2001, ________________________ personally came before me and duly sworn, did under oath, to my satisfaction, acknowledged that he is the                           of Mediware Information Systems, Inc., the entity named in the foregoing General Release and Agreement and that he executed the foregoing General Release and Agreement on behalf of said entity by authority of the Board of Directors thereof..

IN WITNESS WHEREOF, I have hereunto set my hand this            day of ________________, 2001.

By: _________________________________
Name
Notary Public of the State of ______________
My commission expires _________________

Exhibit 10.32

EMPLOYMENT AGREEMENT

                  THIS EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made this _29th day of January, 2001 between Mediware Information Systems, Inc., (hereinafter "the Company") and George J. Barry (hereinafter "the Executive").

                  WHEREAS, the Company desires to employ the Executive as its Chief Executive Officer and President, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

                  NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

                  1.     Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as the Chief Executive Officer and President of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to him by the Chairperson of the Board of Directors. The Executive further agrees to use his best efforts to promote the interests of the Company and to devote his full business time and energies to the business and affairs of the Company.

                  2.     Term of Employment. The employment hereunder shall be for a term of three years, commencing on the date hereof and ending on the third anniversary of the date hereof (the "'Expiration Date"), unless terminated earlier pursuant to Paragraph 4 of this Agreement (the "Term of Employment"). This Agreement shall automatically renew for successive terms of one (1) year (each a "Renewal Term") commencing on the first day immediately following the Expiration Date, unless such renewal is objected to by either the Company or the Executive by giving prior written notice more than ninety (90) days and less than one hundred and twenty (120) days prior to the scheduled Expiration Date. In the event of such renewal, the last day of each successive Renewal Term shall be deemed the Expiration Date.

                  3.     Compensation and Other Related Matters.

                            (a)     Salary. As compensation for services rendered hereunder, the Executive shall receive an Annual Base Salary of two hundred sixty thousand dollars ($260,000.00), which salary shall be paid in accordance with the Company's then prevailing payroll practices for its officers and shall be subject to review annually by the Board of Directors.

                           (b)     Bonus. During the term of this Agreement, and in the Board of Directors' sole discretion, the Executive shall be eligible to receive an Annual Bonus of up to 50% of Annual Base Salary, payable at the time of the conclusion of the annual audit.

                           (c)     Stock Options. The Executive shall be granted three hundred and fifty thousand (350,000) non-qualified options (the "'Options") to purchase shares of the Company's Common Stock, par value $.10 per share, (the "Stock") under the Company's Equity Incentive Plan. The Options shall be subject to the terms of the Equity Incentive Plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "'A". Subject to the Option Agreement (which shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

                                    (i)      Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: one hundred and sixteen thousand, six hundred and sixty-six (116,666) Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; one hundred and sixteen thousand and six hundred and sixty-seven (116,667) Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; and one hundred and sixteen thousand and six hundred sixty-seven (116,667) Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(g) below, any remaining unexercisable Options shall become exercisable immediately.

                                   (ii)     Exercise . The Options shall be exercisable at a price equal to the fair market value of the Stock on the day the Term of Employment commences. The fair market value of the Stock shall equal the average of the high and low market sale prices on such day as reported by NASDAQ. The Options shall be exercisable for five years from the commencement of the Term of Employment.

                         (d)     Other Benefits. The fringe benefits, perquisites and other benefits of employment, including three (3) weeks vacation, to be provided to the Executive shall be equivalent to such benefits and perquisites as are provided to other senior executives of the Company as amended from time to time.

                          (e)     Expenses. The Company shall pay the Executive's reasonable expenses (including legal expenses) incurred in the negotiation of this Agreement upon the submission by the Executive of unpaid invoices for such expenses to the Company.

                          (f)     Reimbursement. Subject to policies established from time to time by the Company, the Company shall reimburse Executive for the reasonable expenses incurred by him in connection with the performance of his duties hereunder, including but not limited to, travel expenses and entertainment expenses, for which the Executive shall account to the Company in a manner sufficient to conform to Internal Revenue Service requirements.

                 4.     Termination.

                           (a)     Disability. If, as a result of the incapacity of the Executive due to physical or mental illness, the Executive is unable to perform substantially and continuously the duties assigned to him hereunder, with or without a reasonable accommodation, for a period of three (3) consecutive months or for a non-consecutive period of nine (9) months during the Term of Employment, the Company may terminate his employment for "Disability" upon thirty (30) days prior written notice to the Executive.

                           (b)     Death. The Executive's employment shall terminate immediately upon the death of the Executive.

                           (c)     Cause. The Company shall be entitled to terminate the Executive's employment for "Cause." Termination by the Company of the employment of the Executive for "Cause" shall mean termination based upon (i) the willful failure by the Executive to follow directions communicated to him by the Chairman of the Board of Directors; (ii) the willful engaging by the Executive in conduct which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by the Executive to an act of fraud, misappropriation or embezzlement or to a felony; (iv) the Executive's habitual drunkenness or use of illegal substances; (v) a material breach by the Executive of this Agreement; or (vi) an act of gross neglect or gross misconduct which the Company deems in good faith to be good and sufficient cause.

                            (d)     Termination Without Cause. The Company and the Employee shall each have the right to terminate the Executive's employment without cause at any time upon ninety (90) days prior written notice.

                            (e)     Good Reason. The Executive may terminate his employment with the Company for "'Good Reason." Termination by the Executive of his employment for "Good Reason" shall mean termination based upon (i) a significant diminution in the Executive's material duties and responsibilities without the Executive's express written consent; (ii) a significant reduction by the Company in the Executive's compensation; or (iii) an acquisition or sale of the Company to or by a third party as defined in Paragraph 5(g).

                5.     Compensation Upon Termination or During Disability

                           (a)     Disability. During any period that the Executive fails to perform his full-time duties with the Company for a three month period as a result of incapacity due to physical or mental illness (the "Disability Period"), the Executive shall continue to receive his Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement, less any compensation payable to the Executive under the applicable disability insurance plan of the Company during the Disability Period, until this Agreement is terminated pursuant to Paragraph 4(a) hereof. Thereafter, or in the event the Executive's employment shall be terminated by reason of his death, the Executive's benefits shall be determined under the Company's insurance and other compensation programs then in effect in accordance with the terms of such programs and the Company shall have no further obligation to the Executive under this Agreement.

                           (b)     Death. In the event of the Executive's death, the Executive's beneficiary shall be entitled to receive the Executive's Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement until the date of his death. Until the earlier of the first anniversary of the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Company shall have no further obligation to the Executive or the Executive's beneficiary under this Agreement.

                           (c)     Cause. If the Executive's employment shall be terminated by the Company for "Cause" as defined in Paragraph 4(c) of this Agreement, the Company shall continue to pay the Executive his Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement through the date of termination of the Executive's employment. Thereafter, the Company shall have no further obligation to the Executive under this Agreement.

                          (d)     Termination Without Cause. If the Company voluntarily terminates the Executive's employment with the Company pursuant to Paragraph 4(d) of this Agreement, the Company shall pay the Executive an amount equal to twelve months of the Executive's Annual Salary at the highest rate in effect during the period of the Executive's employment, payable in twelve equal monthly installments. Until the earlier of the first anniversary of the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

                           (e)     Termination for Good Reason. If the Executive terminates his employment for Good Reason with the Company pursuant to Paragraph 4(e) of this Agreement, the Company shall pay the Executive an amount equal to twelve months of the Executive's Annual Base Salary at the highest rate in effect during the period of the Executive's employment, payable in twelve equal monthly installments. Until the earlier of the first anniversary of the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

                           (f)     Acquisition or Sale of Company. If a third party described in Paragraph 5(g) of this Agreement terminates the Executive due to "an acquisition or sale of the Company", as described in Paragraph 5(g) below, the Company shall pay the Executive an amount equal to twelve months of Executive's Annual Base Salary at the rate in effect at the date of termination of the Executive's employment during the period of the Executive's employment, payable in twelve equal monthly installments. Until the earlier of the first anniversary of the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

                           (g)     Definition. For purposes hereof, "an acquisition or sale of the Company" to or by "a third party" shall mean the occurrence of any transaction or series of transactions which within a six (6) month period result in (I) greater than fifty percent (50%) of the then outstanding shares of Common Stock of the Company (for cash, property including, without limitation, stock in any corporation or other third party legal entity, indebtedness or any combination thereof) have been redeemed by the Company or purchased by a third party not previously affiliated with the Company, or exchanged for shares in any other corporation or other third party legal entity not previously affiliated with the Company, or any combination of such redemption, purchase or exchange, (II) greater than fifty percent (50%) in book value of the Company's gross assets are acquired by a third party not previously affiliated with the Company (for cash, property including, without limitation, stock in any corporation whether or not unaffiliated with the Company, indebtedness of any person or any combination thereof), or (III) the Company is merged or consolidated with another private or public corporation or other third party legal entity and the former holders of shares of Common Stock of the Company own less than 25% of the voting power of the acquiring, resulting or surviving corporation or other third party legal entity. For the purposes hereof a director or officer of the Company shall be considered "affiliated with the Company."

                          (h)     Termination Without Cause. If the Employee voluntarily resigns his employment with the Company pursuant to Paragraph 4(d) of this Agreement, the Company shall pay the Executive an amount equal to three (3) months of the Executive's Annual Base Salary at highest rate in effect during the period of the Executive's employment, in three (3) equal monthly installments, and shall provide health insurance for such three month period. After the last of such payments, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

                 6.     Confidentiality and Restrictive Covenants.

                          (a)     The Executive acknowledges that:

                                    (i)     the business in which the Company is engaged is intensely competitive and his employment by the Company will require that he have continual access to and knowledge of confidential information of the Company, including, but not limited to, the nature and scope of its products, the object and source code offered, marketed or under development by the Company or under consideration by the Company for development, acquisition, or marketing by the Company and the documentation prepared or to be prepared for use by the Company (and the phrase "by the Company" shall include other vendors, licensees or and resellers and value-added resellers of the Company's products or proposed product) and the Company's plans for creation, acquisition, improvement or disposition of products or software, expansion plans, financial status and plans, products, improvements, formulas, designs or styles, method of distribution, lists of remarketing and value-added and other resellers customer lists and contact lists, product development plans, rules and regulations, personnel information and trade secrets of the Company, all of which are of vital importance to the success of the Company's business, provided that Confidential Information will not include information which has become publicly known otherwise than through a breach by Executive of the provisions of this Agreement (collectively, "Confidential Information");

                                      (ii)      the direct or indirect disclosure of any Confidential Information would place the Company at a serious competitive disadvantage and would do serious damage, financial and otherwise, to the Company's business;

                                     (iii)      by his training, experience and expertise, the Executive's services to the Company will be special and unique; and

                                     (iv)      if the Executive leaves the Company's employ to work for a competitive business, in any capacity, it would cause the Company irreparable harm.

                            (b)     Covenant Against Disclosure. The Executive therefore covenants and agrees that all Confidential Information relating to the business products and services of the Company, any subsidiary, affiliate, seller or reseller, value-added vendor or customer shall be and remain the sole property and confidential business information of the Company, free of any rights of the Executive. The Executive further agrees not to make any use of the confidential information except in the performance of his duties hereunder and not to disclose the information to third parties, without the prior written consent of the Company. The obligations of the Executive under this Paragraph 6 shall survive any termination of this Agreement. The Executive agrees that, upon any termination of his employment with the Company, all Confidential Information in his possession, directly or indirectly, that is in written or other tangible or readable form (together with all duplicates thereof) will forthwith be returned to the Company and will not be retained by the Executive or furnished to any third party, either by sample, facsimile, film, audio or video cassette, electronic data, verbal communication or any other means of communication.

                          (c)     Non-competition. The Executive agrees that, during the Term of Employment and for a period of one (1) year following the date of termination of the Executive's employment with the Company, the Executive will not, directly or indirectly, own, manage, operate, control or participate in the ownership, management or control of, or be connected as an officer, employee, partner, director, or otherwise with, or have any financial interest in, or aid or assist anyone else in the conduct of, any entity or business which competes with any business conducted by the Company or any of its subsidiaries or affiliates, in the United States, Canada and the UK and any other area where such business is being conducted on the date the Executive's employment is terminated hereunder. Notwithstanding the foregoing the Executive's ownership of securities of a public company engaged in competition with the Company not in excess of five (5%) percent of any class of such securities shall not be considered a breach of the covenants set forth in this Paragraph 6.

                           (d)     Further Covenant. Until the date which is one (1) year after the date of the termination of the Executive's employment hereunder for any reason, the Executive will not, directly or indirectly, take any of the following actions, and, to the extent the Executive owns, manages, operates, controls, is employed by or participates in the ownership, management, operation or control of, or is connected in any manner with, any business of the type and character engaged in and competitive with that conducted by the Company or any of its subsidiaries or affiliates during the period of the Executive's employment, the Executive will use his best efforts to ensure that such business does not take any of the following actions:

                                                 (i)     persuade or attempt to persuade any customer of the Company or any seller, reseller or value-added vendor of the Company or of its products to cease doing business with the Company or any of its subsidiaries or affiliates, or to reduce the amount of business it does with the Company or any of its subsidiaries or affiliates;

                                      (ii)      solicit for himself or any entity the business of (A) any customer of the Company or any of its subsidiaries or affiliates, or (B) any seller, reseller or-value-added vendor of the Company, or of its products, or (C) solicit any business from a customer which was a customer of the Company or any of its subsidiaries or affiliates within six months prior to the termination of the Executive's employment; and

                                      (iii)      persuade or attempt to persuade any employee of the Company or any of its subsidiaries or affiliates or any individual who was an employee of the Company or any of its subsidiaries or affiliates, at any time during the six-month period prior to the Executive's termination of employment , to leave the employ of the Company or any of its subsidiaries or affiliates.

                   7.     Intellectual Property. The Executive hereby agrees that any and all (i) software, object code, source code, and documentation, (ii) any improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, patents, trade secrets, (iii) Food and Drug Administrative ("FDA") applications seeking approval by the FDA, information contained in the Forms 510-k of the FDA and approvals from FDA, and (iv) other proprietary information made, developed or created by the Executive (whether at the request or suggestion of the Company or otherwise, whether alone or in conjunction with others, and whether during regular working hours of work or otherwise) during the period of his employment with the Company, which may be directly or indirectly useful in, or relate to, the business being carried out by the Company or any of its subsidiaries or affiliates, shall be promptly and fully disclosed by the Executive to the Board of Directors and shall be the Company's exclusive property as against the Executive, and the Executive shall promptly deliver to the Board of Directors of the Company all papers, drawings, models, data and other material relating to any invention made, developed or created by him as aforesaid.

                          The Executive shall, upon the Company's request and without any payment therefor, execute any documents necessary or advisable in the opinion of the Company's counsel to direct issuance of patents, copyrights and FDA applications or approvals of the Company with respect to such inventions or work product or improvements or enhancements as are to be the Company's exclusive property as against the Executive under this Paragraph 7 or to vest in the Company title to such inventions as against the Executive, the expense of securing any such patent or copyright, to be borne by the Company.

                   8.     Breach by Employee. Both parties recognize that the services to be rendered under this Agreement by the Executive are special, unique and extraordinary in character, and that in the event of a breach by Employee of the terms and conditions of the Agreement to be performed by him, then the Company shall be entitled, if it so elects, to institute and prosecute proceedings in any court of competent jurisdiction, either in law or in equity, to enforce the specific performance thereof by the Executive. Without limiting the generality of the foregoing, the parties acknowledge that a breach by the Executive of his obligations under Paragraph 6 or 7 would cause the Company irreparable harm, that no adequate remedy at law would be available in respect thereof and that therefore the Company would be entitled to injunctive relief with respect thereto.

                  9.     Arbitration. Without precluding acting to obtain specific performance and/or injunctive relief pursuant to Paragraph 8 above, in the event of any dispute between the parties hereto arising out of or relating to this Agreement or the employment relationship, including, without limitation, any statutory claims of discrimination, between the Company and the Executive (except any dispute with respect to Paragraphs 6 and 7 hereof), such dispute shall be settled by arbitration in Nassau County or New York County, State of New York, or in Wyandotte County or the City of Kansas City, State of Kansas, in accordance with the National Rules for the Resolution of Employment Disputes then in effect of the American Arbitration Association. The parties hereto agree that the arbitral panel shall also be empowered to grant injunctive relief to a party, which may be included in any award. Judgment upon the award rendered, including injunctive relief, may be entered in any court having jurisdiction thereof. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Paragraphs 6 or 7, neither the Executive nor the Company shall be required to arbitrate such dispute or claim, but each party shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceeding hereunder.

                 10.     Miscellaneous.

                           (a)     Successors; Binding Agreement. This Agreement and the obligations of the Company hereunder and all rights of the Executive hereunder shall inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns, provided, however, that the duties of the Executive hereunder are personal to the Executive and may not be delegated or assigned by him.

                            (b)     Notice. All notices of termination and other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered by hand, delivered by an express delivery (one day service), delivered by telefax and confirmed by express mail or one day express delivery service, or mailed by United States registered mail, return receipt requested, addressed as follows:

If to the Company:
Mediware Information Systems, Inc.
1121 Old Walt Whitman Road
Melville, New York 11747-3005
If to the Executive:
George J. Barry
845 North 1909 Road
Lecompton, Kansas 66050

or to such other address as either party may designate by notice to the other, which notice shall be deemed to have been given upon receipt.

                           (c)     Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without regard to the conflict of law rules thereof.

                           (d)     Waivers. The waiver of either party hereto of any right hereunder or of any failure to perform or breach by the other party hereto shall not be deemed a waiver of any other right hereunder or of any other failure or breach by the other party hereto, whether of the same or a similar nature or otherwise. No waiver shall be deemed to have occurred unless set forth in writing executed by or on behalf of the waiving party. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

                           (e)     Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall otherwise remain in full force and effect. Moreover, if any one or more of the provisions contained in this Agreement is held to be excessively broad as to duration, scope or activity, such provisions shall be construed by limiting and reducing them so as to be enforceable to the maximum extent compatible with applicable law.

                           (f)     Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

                          (g)     Entire Agreement. This Agreement sets forth the entire agreement and understanding of the parties in respect of the subject matter contained herein, and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of either party in respect of said subject matter.

                          (h)     Headings Descriptive. The headings of the several paragraphs of this Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any of this Agreement.

                           (i)     Capacity. The Executive represents and warrants that he is not a party to any agreement that would prohibit him from entering into this Agreement or performing fully his obligations hereunder.

                  IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.

EXECUTIVE GEORGE J. BARRY GEORGE J. BARRY	MEDIWARE INFORMATION SYSTEMS, INC. By: LAWRENCE AURIANA Name: LAWRENCE AURIANA Title: CHAIRMAN

EXHIBIT 11

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
Computation of Net Earnings Per Share

	Three Months Ended March 31,	Three Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,
	2001	2000		2001		2000
	(Unaudited)	(Unaudited)		(Unaudited)		(Unaudited)

Basic Earnings Per Share
Net earnings (loss)	$ 117,000	$ (1,204,000)		$ (1,039,000)		$ (410,000)

Weighted-average Common Shares:
Outstanding	7,171,000	7,004,000		7,145,000		6,505,000
Basic Earnings Per Share	$ 0.02	$ (0.17)	$	$ (0.15)	$	$ (0.06)

Diluted Earnings Per Share
Net earnings (loss)	$ 117,000	$ (1,204,000)		$ (1,039,000)		$ (410,000)

Weighted-average Common Shares:
Outstanding	7,262,000	7,004,000		7,145,000		6,505,000
Options and Warrants	-0-	-0-		-0-		-0-

	7,262,000	7,004,000		7,145,000		6,505,000
Diluted Earnings Per Share	$ 0.02	$ (0.17)		$ (0.15)		$ (0.06)

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of March 31, 2001 and for the three and nine-month periods then ended, as indicated in our report dated April 19, 2001; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated by reference in the Registration Statement on Form S-8 (No. 333-07591).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 and 11 of that Act.

Richard A. Eisner & Company, LLP

New York, New York
April 19, 2001

EXHIBIT 27

Mediware Information Systems, Inc., and Subsidiaries

Financial Data Schedule (Nine Months Ended March 31, 2001 Form 10-Q)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM MEDIWARE'S QUARTERLY REPORT TO SHAREHOLDERS FOR THE QUARTER ENDED MARCH 31, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

MULTIPLIER 1,000
PERIOD TYPE	9-MOS
FISCAL YEAR END	6/30/2001
PERIOD START	7/01/2000
PERIOD END	3/31/2001
CASH AND CASH EQUIVALENTS	2027
MARKETABLE SECURITIES	0
ACCOUNTS RECEIVABLE - TRADE- TRADE	6713
ALLOWANCES FOR DOUBTFUL ACCOUNTS	614
INVENTORY	225
TOTAL CURRENT ASSETS	8528
PROPERTY, PLANT AND EQUIPMENT	5483
ACCUMULATED DEPRECIATION	3494
TOTAL ASSETS	29110
TOTAL CURRENT LIABILITIES	12249
BONDS, MORTGAGES AND SIMILAR DEBT	1285
PREFERRED STOCK - MANDATORY	0
PREFERRED STOCK - NOT MANDATORY	0
COMMON STOCK	717
OTHER STOCKHOLDERS' EQUITY	14859
TOTAL LIABILITIES AND EQUITY	29110
SALES	18970
TOTAL REVENUES	18970
COST OF GOODS SOLD	6416
TOTAL COSTS AND EXPENSES	20732
OTHER COSTS AND EXPENSES	0
PROVISION FOR DOUBTFUL ACCOUNTS	0
INTEREST EXPENSE	48
INCOME (LOSS) BEFORE INCOME TAXES	(1,733)
INCOME TAX BENEFIT PROVSION	694
INCOME(LOSS) CONTINUING OPERATIONS	(1,039)
DISCOUNTINUED OPERATONS	0
EXTRAORDINARY ITEMS	0
CHANGE IN ACCOUNTING	0
NET (LOSS) INCOME	(1,039)
INCOME (LOSS) PER SHARE - PRIMARY	(.15)
(LOSS) INCOME PER SHARE - DILUTED	(.15)

EXHIBIT 99.1

FAIRNESS OPINION LETTER

To the Board of Directors of
Mediware Information Systems, Inc.

Dear Sirs:

     Fratelli Auriana ("Lender"), an entity controlled by Lawrence Auriana, the Chairman of the Board of Directors of Mediware Information Systems, Inc. ("Mediware"), is proposing to make available to Mediware a loan facility under which Mediware can borrow up to $2,000,000 in the aggregate under certain terms and conditions. Among these are: drawings must be in multiples of $250,000; interest on outstanding balances will be at the rate of Prime plus one-quarter percent (1/4%), payable quarterly; the notes will be secured by a security interest in all of Mediware's assets; and all borrowings must be repaid two (2) years from the date of initial drawdown. In addition, borrowings may be repaid without penalty on three (3) days notice, and outstandings are immediately due and payable upon certain change of control events. Lastly, Mr. Auriana has agreed to defer payment on an existing loan to Mediware, currently payable on demand, so that it will coincide with the payment terms of the proposed loan from the Lender.

     Airline Capital Associates, Inc. ("ACA") has been asked to render its opinion as to the fairness, to the stockholders of Mediware, of the terms and conditions of the proposed loan facility from Lender vis the terms that might be offered by an independent third party.

     ACA is a financial advisory firm. One of the principal areas of its practice is acting as financial advisor to small to medium sized firms that want to secure outside funding for use in their business. In this role ACA assists its client in putting together an information package; it advises on the types of funding available, the sources of funds, and market terms and conditions; it contacts sources and introduces them to the client; and it assists the client in negotiating the terms and conditions of a transaction. ACA has undertaken a number of these engagements and is knowledgeable about the lending terms and conditions required by the market.

     Preparatory to rendering our opinion, we reviewed and analyzed the following:

             -  Mediware's Form 10-KSB for the periods ending June 30,
                1998, and June 30, 1999.
             -  Mediware's Amendment #1 to Form 10-KSB for the period
                ending June 30, 1999.
             -  Mediware's Form 10-Q for the period ending March 31, 2000.
             -  A draft of the consolidated balance sheet and consolidated statements of operations and cash flow of Mediware for the fiscal year ended June 30, 2000.
             -  A copy of the financial budget for Mediware for its fiscal year ending June 30, 2001. (Copy printed 9/19/00.)
             -  A draft (received 10/11/00) of the Letter of Commitment from Lender to Mediware.

In addition, we reviewed the terms and conditions obtained for clients in recent engagements and confirmed market requirements in conversations with selected sources. We also discussed financial objectives with Mediware management and general market conditions with counsel for Mediware.

     During the course of this review and analysis, we relied on the information provided by Mediware without independent verification or investigation. We assumed that the draft of the financial information for the fiscal year ended June 30, 2000, and the budget for the ensuing fiscal year were prepared using the best available estimates and judgements of Mediware's management.

     This letter has been prepared at the request of, and for the information of, the Board of Directors of Mediware. It is intended to be used only in connection with the filing of certain documents with the Securities and Exchange Commission and as an attachment to the minutes of the meeting of the Board of Directors of Mediware held on October 11, 2000. It may not be used for any other purpose without the prior written consent of ACA.

     Based on our experience and on our review of the documents enumerated and of Mediware's financial condition, and subject to the limitations set forth above, it is our opinion that, as of the date hereof, the loan facility that the Lender proposes to make available to Mediware contains terms more favorable to Mediware than Mediware could command in an arm's length transaction with an unrelated third party. Accordingly, we believe that the terms and conditions as set forth are imminently fair to the stockholders of Mediware.

Airline Capital Associates, Inc.

New York, New York
October 11, 2000