Form 10-K
period 2001-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2001-09-27
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 1-10768

MEDIWARE INFORMATION SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

New York	11-2209324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11711 West 79th Street	66214
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (913) 307-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
___________________________________________________	____________________________________________
Common Stock, par value $ .10 per share	NASDAQ Small Cap Market
The Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of common stock on September 17, 2001 as reported on the NASDAQ Small Cap Market, was approximately $13,081,000 The number of shares outstanding of the registrant's common stock, as of September 17, 2001, was 7,207,739 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report.

PART 1

This report contains forward-looking statements. For this purpose, any statements contained herein that are not statement of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words "believes," "anticipates," "plans"," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results/Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Company undertakes no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

Overview

Mediware Information Systems, Inc. and its subsidiaries ("Mediware" or the "Company") develops, implements and supports clinical management information systems marketed to the healthcare industry. The Company's systems are designed to automate three clinical departments within the hospital environment: the blood bank, the pharmacy and the surgical suite. A system typically consists of the Company's proprietary application software, third-party licensed software and third-party computer hardware, as well as implementation services, training, and annual software support.

The Company's systems are installed in over 1,100 hospital departments including some of the industry's most prestigious institutions. The Company's products are designed to improve the availability of clinical information while enabling hospitals to decrease the expenses associated with managing the clinical departments. These benefits are of critical importance to hospital administrators who face increasing financial and regulatory pressures. The Company believes that it has the largest number of systems installed in the "best of breed" pharmacy and blood bank systems markets, and that these products have gained their leadership position because of rich functionality, ease of integration and excellent customer service. These core competencies have influenced some of the most prestigious hospitals in North America to purchase the Company's systems.

Mediware is a New York corporation incorporated in 1970. The Company's cornerstone product, Hemocare™ , was originally designed in collaboration with Memorial Sloan-Kettering Cancer Center in 1981 and is one of North America's leading blood bank information systems in the markets it serves, either as a "standalone" system or as part of an integrated "Lab/Blood Bank" system. Hemocare continues to be the Company's primary blood bank information system and is the core of Mediware's Blood Bank Division.

In September 1998 the Company acquired Informedics, Inc., which develops and markets a line of computer software applications designed for hospital blood bank and blood centers.

In November 1999 the Company expanded its Blood Bank Division with the acquisition of LifeTrak™ from Carter BloodCare ("Carter"), Dallas, Texas. LifeTrak is a comprehensive system for managing donor, laboratory and distribution for the blood center.

In July 2001 the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. ("Ortho"), a New York Corporation, which allowed the Company to market an integrated testing module that was developed as part of the LifeTrak™ product but previously held on an exclusive basis by Ortho until 2003. The Company believes this testing module will be significant in increasing LifeTrak™ market share. The cost of the intellectual property agreement was $325,000, which was paid from Company funds.

In May 1990 the Company acquired Digimedics Corporation, one of the country's leading vendors of information management systems for hospital pharmacies. Digimedics had introduced the first open systems version of a comprehensive pharmacy information management system in the mid-1980s. In June 1996 Digimedics expanded its operations with the acquisition of certain assets of Information Handling Services Group ("IHS"), including the U.S. based Pharmakon Division and the U.K. based JAC Computer Services, LTD. The Pharmakon operations were subsequently merged with the Digimedics operations to form the Pharmacy Division of the Company.

The Operating Room Division formed in April 1998 grew from the expansion of its Surgiware product center. The Surgiware system was licensed in September 1990. In Fiscal 2000, the Company introduced Perioperative Case Management for Windows (PCMWin™ ) . PCMWin™ is an n-tiered Microsoft NT-based server application that provides the full functionality necessary to manage an operation room and associated departments.

The Company currently operates in the healthcare information system industry. The business is organized into four operating divisions marketing three distinct product lines: Pharmacy Systems, Blood Bank Systems and Operating Room Systems. The Blood Bank, Pharmacy and Operating Room Divisions operate in the United States, and JAC, a provider of pharmacy stock control systems, operates in the United Kingdom.

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

The Company also seeks (but cannot provide assurance that it will be able) to develop strategic partnerships that are complimentary to its core markets and product set, mutually beneficial to both parties and that provide a greater value proposition to the customer than could be realized without the strategic relationship.

The Healthcare Information Systems Industry

The healthcare delivery industry in the United States is highly fragmented, complex, and inefficient. Significant breakthroughs progress with medical technology directly dealing with human disease and injury. Physicians, nurses and other caregivers are given leading edge diagnostic and therapeutic technologies. However, the information systems supporting the management and clinical processes of these complex organizations have made insufficient progress in the past twenty years. In 2001 a substantial portion of clinical workflow still depends upon manual paper based systems interfaced with various automated systems. Historically, the health care industry has invested relatively less in information technology than in some other industries. For example, the Gartner Group, an independent research firm, reported that in 1999 healthcare organizations invested 3% of their revenues in information technology as compared to the more than 5% invested by financial service companies.

As a result of the above, this industry is economically inefficient and produces significant variances in medical outcomes. In February 2001, the Food & Drug Administration ("FDA") published a report entitled "Doing What Counts for Patient Safety; Federal Actions to Reduce Medical Errors and Their Impact." This report enumerated the high level of human error in healthcare and underscored the potential tainting of the U.S. blood supply. In November of 1999 the Institute of Medicine released a report called "To Err Is Human: Building a Safer Health System," indicating that medical error is one of the top ten causes of death in the United States. This report indicated that up to 96,000 lives may be lost each year as a result of medical error. Mediware believes it can play an important role in addressing these issues, with its clinically focused management information systems. The Company's products are designed to improve efficiencies, reduce error and improve quality of care.

In 1996 Congress passed legislation that impacted the healthcare information management. The Healthcare Information Portability and Accountability Act ("HIPAA") requires the Department of Health and Human Services (HHS) to enact standards for information sharing, security and patient confidentiality. Although HHS has not issued clarification on many of the topics under HIPPA, the Company believes these regulations will have an important impact on requiring advanced management information systems that will enable various healthcare organizations to comply with emerging requirements.

The healthcare industry has significantly under invested in information technology. However, the Company anticipates that with increased government regulation and concern over clinic outcomes, the healthcare industry will be modernizing and updating its information systems. The Leapfrog Group, a consortium of large employers that spends $40 billion annually on healthcare, has called for investment into computerized information systems. Industry analysts estimate that healthcare organizations spent approximately $17 billion in 1997 for information systems. This number is expected to grow to $28 billion by 2002.

The Company believes that in addition to healthcare industry evolution and the impact of regulatory developments, which will drive the need for improved management information systems, specific potential health threats such as the variant Creutzfeldt-Jakob (mad cow) disease and prescription error will require organizations to re-examine their ability to track and analyze patients, donors, procedures and outcomes. Mediware's "best of breed" solutions, which integrate operating and clinical systems, are targeted to substantially facilitate solutions to these healthcare industry issues.

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

Blood Bank Division

The Blood Bank Division is a supplier of information and management systems to blood donor and transfusion centers. Its two heritage products, Hemocare™ and LifeLine™, which were originally installed in the 1980s, continue to attract new customers. In late 1999 the Division acquired the LifeTrak™ product from Carter Blood Center of Dallas, Texas. LifeTrak™ provides blood collection and processing centers with an application designed to serve their particular needs, from donor recruitment through testing to inventory control. LifeTrak™ can operate on both the Linux and Unix operating systems. These operating systems allow the customer donor site to configure hardware according to its needs and budgetary constraints. The Unix based LifeTrak™ system is more suitable for larger customer donor sites, while the Linux-based system is more cost effective for smaller hospital donor centers.

In July 2001 the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. ("Ortho"), which allows the Company to market an integrated testing module that was developed as part of the LifeTrak™ product, but was previously held on an exclusive basis by Ortho. The Company believes this testing module will be significant in increasing LifeTrak™ market share.

The Company is developing a windows-based, three-tier client server clinical transfusion medical system, which is designed to provide the transfusion marketplace with a state of the art clinical transfusion medical system. This scalable system is designed to be user intuitive, fully integrated between patient testing and inventory subsystems and secure. This system includes advanced data mining or data management intelligence capabilities which can be utilized by small hospitals, large medical centers, multi-facility enterprises and central transfusion services.

The company's blood bank systems business is benefiting from initiatives both in the private and public sectors. These initiatives are intended to minimize or avert a prolonged shortage of donor blood and to ensure its current high level of safety.

The National Blood Data Resource Center reports that the national margin of allogenic blood has dwindled by more than one-third in the decade between 1989-99 and that 1.1 million more units of blood components must be collected in 2001 than in 2000. Demand for blood and blood components is expected to further increase as people live longer and new therapies emerge that require transfused blood.

The safety of the nation's blood supply remains of utmost importance, requiring improved screening and the ability to substantially reduce errors as hospitals and blood centers adopt systems allowing for increased throughput and cost efficiencies. Pressures continue to reduce costs in all areas of health care, including blood-banking services. At the same time, shortages of laboratory personnel in key functions are occurring across the country, prompting US legislative proposals for incentives to recruit and train more qualified people.

Mediware's user-friendly blood bank systems software addresses these issues. These software systems are designed to reduce costs through automatic report production, decreased paperwork, and automated billing. The Company's products can improve blood supply safety and the productivity of blood center personnel increase through the use of user-defined truth tables and automatic linking to donors' historical records, among other features. Donor recruitment programs are enhanced though LifeTrak™ donor software, increasing the supply of donor blood by making tele-recruiters more productive.

Mediware competes primarily with vendors of laboratory information systems ("LIS"), which provide a blood bank subsystem as a part of their laboratory product, as well as other companies that market stand-alone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company. The Company believes that the 510(k) approval process is sufficiently onerous to discourage many potential new entrants into this market segment.

The Company is exploring the expansion of its e-commerce solution to the integrate the flow of information from the supply of blood facilities to the transfusion of blood. Current planning is ongoing for the development of an Application Service Provider ("ASP") Model. In an ASP Model, clinical management applications and data are processed at a central location and distributed along with local expert services to customers via a secured internet or dedicated phone line connection. The ASP has the attraction of reducing distribution and support costs along with increasing the potential of improved supply chain management over the distribution and use of blood products. The Company's plan is to include expert services such as regulatory advice as part of its ASP offerings.

In addition to the initial sale of the Company's blood bank systems, revenues are generated from post-contract support, averaging 28% annually of the systems original selling price. These maintenance contracts account for approximately 70% of this Division's revenues and are recurring in nature.

The Blood Bank Division directly markets its products through a sales team consisting of a National Sales Manager, two Regional Sales Representatives and four Clinical Consultants who perform on-site demonstrations of the products. The Blood Bank Division will adjust its distribution model as new products and services obtain 510(k) approval.

The Company believes it has an excellent service reputation with over 500 healthcare organizations that are Blood Bank Division customers, many of which have multiple facilities. Mediware anticipates that its installed Blood Bank customer base will provide an excellent market for its new products.

Pharmacy Division

In May 1990 the Company acquired Digimedics Corporation, one of the country's leading vendors of information systems for hospital pharmacies. The Digimedics pharmacy information system, based on the UNIX operating system, the "C" programming language, and the Unify relational database management system, was a leading competitor in the market. In June 1996, the Company acquired certain assets of the Pharmakon (U.S. based) and JAC (U.K. based) divisions of Information Handling Services Group. Pharmakon, which was available on a variety of minicomputer and mainframe hardware platforms, was also a leading competitive offering in the pharmacy systems market. The Company believes it has a strong customer service reputation with its installed base of hospitals that are Pharmacy Division customers.

In November 1997 the pharmacy division introduced WORx™ drug therapy management system. This system is an n-tiered, object oriented Windows based client/server pharmacy system. As a result of its Windows user interface, advanced underlying systems integration architecture and IDN friendly design, WORx™ is positioned to be the hub for drug therapy management. This includes integration with automated drug dispensing cabinets manufactured by Pyxis Inc. (Pyxis™ ), a division of Cardinal Health, Inc. and Omnicell Technologies, Inc. Interfaces to other pharmacy dispensing devices such as the AHI RxOBOT produced by a division of McKesson are in development. WORx™ Universal, released in June 1999, provides access to clinical data via the Internet/intranet using a standard web browser on multiple platforms, including hand-held and wireless devices.

Since introduction, WORx™ has been sold to over 100 hospital organizations encompassing 148 hospital sites. The product's market acceptance has recently expanded to include strategically important multi-site hospitals. While the Company has announced its intention to replace some of its historical Pharmacy system products with its WORx product, more than 500 hospitals continue to use the Pharmacy Division's historical products.

The Pharmacy Division is developing features and functions designed to help improve patient safety and manage pharmacy operations effectively. The Company is finalizing development on a bi-directional interface between WORx™ and the Eclipsys Corporation's ("Eclipsys") Sunrise Clinical Manager product. This interface allows WORx™ to populate the Eclipsys system with complete, accurate, and up-to-the-minute patient medication profiles. In addition, this interface allows pharmacists to effectively manage medication orders input into the Eclipsys system by nurses and other healthcare professionals. This interface provides a valuable utility for assuring medication orders are interpreted and dispensed correctly.

Other important developments include a sophisticated inventory management module, designed to assist pharmacy managers in their effort to control drug therapy costs. This module has been designed to meet the challenges of inventory control, purchasing, receiving, and contract administration in a hospital setting. The Inventory Management Module will use bar code and EDI technologies to simplify processes. The Pharmacy division also continues to develop WORx™ Universal as a web-based order entry system, accessible from any terminal within a hospital's network.

The product focus of the Pharmacy Division is strengthening the Company's role and ensuring patient safety. Improved safety development programs in progress include incorporating bar code and hand-held computer technologies to electronically track medications from order entry through administration. These improvements may arise through relationships with third-party vendors.

The Pharmacy Division markets directly through a sales force which consists of a National Sales Manager and five Regional Sales Representatives covering territories in the United States and Canada. Two Clinical Consultants provide technical sales support with extensive experience as clinical pharmacists and pharmacy technicians. Other marketing channels utilized by the Pharmacy Division include reseller agreements with Eclipsys Corporation, The Compucare Company, a subsidiary of Quadramed, and Creative Socio-Medics, a subsidiary of Netsmart Technologies, Inc. Additionally, the Company has developed a relationship with CorrLogic, Inc., in Boulder CO, a leading supplier of information systems to the Correctional Facilities Industry. This market is outside the Pharmacy Division's traditional hospital marketplace.

Operating Room Division

In September 1990 the Company licensed the SurgiwareTM system for use in surgical suites. Surgiware™ is a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery. It is designed to improve productivity, reduce costs, and manage conflicts among these resources and with the needs of the patient. Surgiware™ also provides a very efficient and easy to use IntraOp Charting module that enables clinicians to capture all the vital processes that need to be documented during an operation. The strength of Surgiware™ is its rich functionality, stability, and its satisfied client base.

In fiscal year 2000, the Company introduced Perioperative Case Management for Windows (PCMWinTM). PCMWin™ is an n-tiered Microsoft NT-based server application that provides the full functionality necessary to manage an operating room and its associated departments. PCMWin™ is a system that supports and documents the entire perioperative clinical event, providing information that is crucial for compliance with insurance and regulatory reporting, and identifying potential conflicts and opportunities for improvement throughout the entire process, from scheduling through discharge planning.

PCMWin™ includes Scheduling, Case Preference Management, Inventory Management, Perioperative Charting, Status Board, Reporting, HL7 Interfaces - ADT, Materials Management, Billing, Enterprise Management, and other support and interface modules. Interface modules include connections to existing hospital-wide scheduling, inventory, clinical and management systems provided by other companies, such as Tempus Software's Encompass and Spacelabs Medical's Caremaster Resource Scheduler. The benefits of a fully implemented system include:

   -- Increased utilization rate of operating rooms;
   -- Increased productivity from efficient management of staffing and equipment;
   -- Improvement in inventory management;
   -- Increased patient billings as a result of real time capture of information; and
   -- Increased management intelligence through data mining.

Development activities are focused upon increasing features and functions along with the addition of a new module, "OR-Tracker." This module is expected to be released in fiscal 2002. This powerful and user-friendly data analysis tool has been designed so that Operating Room ("OR") management, physicians, and hospital administrators can effectively gain managerial intelligence through data mining of the comprehensive database created by PCMWin™ . Additionally, this module is designed to provide data intelligence to related third-party databases. OR-Tracker is designed to enable the healthcare enterprise to quickly analyze a wealth of information related to performance, costs, outcomes, and trends.

The Operating Room Division markets on a direct sales basis using a national sales manager and two direct sales representatives along with clinical support. The Company is aggressively pursuing several strategic reseller arrangements. The Company currently resells on an informal basis through several third-party vendors and anticipates that it will enter into formal contract agreements with these vendors in fiscal 2002.

JAC

The Company's United Kingdom operating division originated with the acquisition of JAC Computer Services, LTD in June 1996. JAC markets and supports its Pharmacy System (the "JAC System") to pharmacy departments of hospitals throughout the U.K. The JAC System provides automation of the entire pharmacy cycle, from ordering and delivery, with associated invoice and credit handling; through to patient supply via ward stock issues and dispensing. Additional features include TPN handling with worksheet and label production as well as comprehensive reporting capabilities. JAC has now developed bedside prescribing with clinical decision support, nurse drug administration and discharge drugs facility for U.K. National Health Service hospitals, in order to assist them with the U.K. Government requirement for hospitals to achieve electronic Patient Records to Level 3. The JAC System is written in client server mode using Visual Basic and Intersystems (of Cambridge, MA) Cache database on NT UNIX and open VMS servers, which is utilized extensively in the healthcare market worldwide.

Research and Development

Expenditures for software development for fiscal 2001, 2000 and 1999 were $7,646,000, $8,616,000 and $5,098,000 respectively, exclusive of write-downs and amortization of software development costs. Of the total expenditures during 2001, 2000, 1999, $4,148,000, $4,770,000 and $2,772,000 respectively were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Employees

As of September 21, 2001, the company had 168 full-time employees of which 153 are employed domestically. The Company employs 22 in the area of sales and marketing, 65 in customer support, 53 in product development and 28 in administration. None of the Company's employees are covered by collective bargaining agreements nor are they members of any union. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base. The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At September 21, 2001, there were 15 consultants working on various projects.

Seasonality

The Company's operations are not subject to seasonal fluctuations.

Geographic Information

(Dollars in thousands)

                                           2001            2000            1999
                                         -------         -------         -------

Revenues
  United States                          $24,313         $24,352         $25,779
  United Kingdom                           1,846           2,354           2,560
                                         -------         -------         -------
     Total                               $26,159         $26,706         $28,339
                                         =======         =======         =======

Long-lived assets
  United States                          $19,906         $18,110         $10,941
  United Kingdom                             469             472             510
                                         -------         -------         -------
     Total                               $20,375         $18,582         $11,451
                                         =======         =======         =======

The Company does not believe its foreign operations present any significant risk factors beyond those resulting from normal fluctuations in the exchange rates between British pounds and U.S. dollars.

Backlog

At June 30, 2001, the Company had an approximate backlog of $10,300,000, of which approximately $1,550,000 related to contracted software and hardware sales and approximately $8,750,000 related to implementation, training and deferred support and maintenance services. Software sales and services backlog consists of product and services sold under signed contracts which have not yet been recognized as revenues. Of the total backlog, the Company anticipates, but cannot assure, that the full amount will be recognized as revenue during fiscal 2002. At June 30, 2000, the Company had an approximate backlog of $9,515,000, of which approximately $1,170,000 related to contracted software and hardware sales and approximately $8,345,000 related to implementation, training and deferred support and maintenance services.

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

None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ Small Cap Market under the symbol MEDW and on the Pacific Stock Exchange under the symbol MIS. Prior to August 1991 there was no established trading market for the Company's common stock.

The following table sets forth the high and low stock prices for the Company's common stock for each of the fiscal years ended June 30, 2001, and 2000, as reported by NASDAQ.

                                     2001                        2000
                               ------------------           ----------------
                                High      Low              High       Low
                              ------   -------            ------     -----
First Quarter                  7.375     5.125             8.125     6.625
Second Quarter                 6.500     3.188             8.1875    6.250
Third Quarter                  4.500     1.250             7.125     5.375
Fourth Quarter                 3.400     1.688             7.000     4.6875

These over-the-counter quotations reflect intra-dealer prices, without retail mark-ups, mark downs or commissions and may not represent actual transactions.

As of September 17, 2001, there were approximately 236 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders and it does not intend to pay dividends in the foreseeable future. Management intends to use any earnings to finance the development and continued expansion of the Company's business.

Item 6. Selected Financial Data
(In thousands, except per share data)

Statements of Operations Data
For the years ended June 30,                   2001        2000        1999        1998        1997
                                             --------    --------    --------    --------    --------

Revenues
  System sales                               $  8,674    $  8,294    $ 12,783    $  7,868    $  6,229
  Services                                     17,485      18,412      15,556      12,662      12,674
                                             --------    --------    --------    --------    --------
  Total revenues                               26,159      26,706      28,339      20,530      18,903
                                             --------    --------    --------    --------    --------
Cost of sales
   Cost of systems                              2,501       2,626       4,303       2,661       2,413
   Cost of services                             6,176       6,829       4,123       3,279       2,913
                                             --------    --------    --------    --------    --------
   Total cost of sales                          8,677       9,455       8,426       5,940       5,326
                                             --------    --------    --------    --------    --------
   Gross profit                                17,482      17,251      19,913      14,590      13,577

Purchased research and development                                      4,553
Software development costs                      5,109       5,135       3,253       2,527       2,155
Selling, general and administrative            13,455      13,730      12,528       8,668       8,597
Net interest and other (income) expense           (25)        (77)         58         326         659
                                             --------    --------    --------    --------    --------
Earnings before income taxes                   (1,057)     (1,537)       (479)      3,069       2,166

Income tax (expense) benefit                      308         589        (491)       (139)        (85)
                                             --------    --------    --------    --------    --------

Net earnings (loss)                          $   (749)   $   (948)   $   (970)   $  2,930    $  2,081
                                             ========    ========    ========    ========    ========
Earnings per common share
  Basic                                      $  (0.10)   $  (0.14)   $  (0.16)   $   0.54    $   0.42
                                             ========    ========    ========    ========    ========
  Diluted                                    $  (0.10)   $  (0.14)   $  (0.16)   $   0.44    $   0.35
                                             ========    ========    ========    ========    ========

Weighted average common shares outstanding
  Basic                                         7,162       6,627       5,963       5,447       4,965
  Diluted                                       7,162       6,627       5,963       6,630       5,917

Balance Sheet Data
  As of June 30,

  Cash and cash equivalents                  $  2,343    $  3,634    $  3,556    $  4,681    $  1,935
  Working capital                              (3,025)       (952)      3,183       2,026       2,487
  Total assets                                 29,459      29,051      26,348      23,747      17,349
  Debt                                          1,303       1,236         854       4,600       5,812
  Common stock                                 23,907      23,473      22,036      16,823      14,217
  Accumulated deficit                          (7,804)     (7,055)     (6,107)     (5,137)     (8,067)
  Total shareholders' equity                   16,047      16,394      15,916      11,671       6,005

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

Results of Operations

Material Changes in Results of Operations: Fiscal 2001 versus Fiscal 2000

Total revenues decreased 2.0% , or $547,000 during fiscal 2001 to $26,159,000 compared to $26,706,000 in fiscal 2000. The Blood bank division decreased $10.6%, to $9,648,000 from $10,787,000 in fiscal 2000. The Pharmacy Division recorded an increase of $715,000, or 6.0%, while the JAC division recorded a decrease of $508,000, or 21.6%, and the Operating Room Division reports an increase of $387,000, or 23.4%.

System Sales, which include proprietary software, third party software and hardware sales, were $8,674,000 in fiscal 2001, an increase of $380,000 or 4.6% from $8,294,000 in fiscal 2000. System Sales in the Pharmacy Division increased $2,105,000 or 58.7% from $3,587,000 to $5,692,000, while the JAC division recorded a decrease of $347,000 or 37.6% to 577,000 for fiscal 2001. The Company's Operating Room Division also experienced an increase in system sales; a 54.9% or $312,000 increase, from $568,000 to $880,000. System sales for the Blood Bank Division were $1,525,000, a decline of $1,689,000, or 52.6% from $3,214,000 in fiscal 2000.

Service revenues, which include recurring software support, implementation and training services decreased 5.0% or approximately $927,000 to $17,485,000 in fiscal 2001 from $18,412,000 in fiscal 2000. Service revenues in the Pharmacy Division decreased $1,391,000 or 16.7% to $6,933,000 for fiscal 2001 from $8,324,000 for fiscal 2000. This decrease is primarily due to the higher services generated during the Y2K implementation period for fiscal 2000. In fiscal 2001, the JAC division recorded service revenues of $1,269,000, a decrease of $161,000 or 11.3% as compared to fiscal 2000. The Blood Bank Division service revenues increased $550,000 or 7.3% to $8,123,000 from $7,573,000. This is primarily due to increased marketing efforts of services into the Blood Bank Division's installed base

Costs of systems include the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its complete system offering. These costs can vary as the mix of revenues varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems decreased $125,000, or 4.8%, during Fiscal 2001 due to the higher mix of proprietary software sales in fiscal 2001 as compared to fiscal 2000. Combining the reduction of cost of systems with the increases in proprietary software sales resulted in an improved gross margin percentage. The gross margin percentage on system sales improved to 71.2% in fiscal 2001 from 68.3% in 2000.

Costs of services include the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services decreased $653,000, or 9.6%, in 2001 over the previous year, resulting in a higher gross margin percentage as compared to service revenues. The gross margin on service revenues increased from 62.9% in 2000 to 64.7% in 2001. The decrease in service costs as a percentage of revenues primarily reflects the Company's cost reduction efforts implemented in the third and fourth quarters of fiscal 2001. Management believes, but cannot assure, that cost of services as a percentage of service revenue will continue to decline as utilization, defined as the percentage of billed hours to worked hours of its personnel, and other resources, increases.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development activities, along with the amortization expense of capitalized software development costs. Software development costs decreased $26,000 or 0.5% from $5,135,000 in 2000 to $5,109,000 in 2001. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $7,646,000 in 2001, compared to $8,616,000 in 2000. The decreased spending is primarily due to the Pharmacy Division, which experienced approximately $900,000 in reduced software development expenditures in Fiscal 2001 as compared to Fiscal 2000. The Company anticipates, but cannot assure, that Research and Development expenses, as a percentage of related sales, will continue to decrease for the Pharmacy Division. This reflects the transition of the WORx™ product line from higher spending on product development to lower cost feature enrichment. Fiscal 2001 product development expenditures for the Blood Bank and Operating Room Divisions were consistent with expenditures in Fiscal 2000. Management expects to continue investing in development activities in its domestic divisions.

Selling, general and administrative expenses include marketing and sales salaries, commissions, travel and advertising expenses. Selling, general and administrative expenses decreased $275,000 or 2.0% from $13,730,000 for fiscal 2000 to $13,455,000 for fiscal 2001. As a percentage of sales, these costs remained constant in 2001. Management believes, but cannot assure, that non-commissioned SG&A expenses will decrease as a percentage of revenue as the Company continues the transitions from a development to a marketing focus strategy. In the last half of Fiscal 2001, the company initiated cost reduction activities consistent with its refocused strategy.

Net losses for fiscal year 2001, after an income tax benefit of $308,000, were $749,000 compared to losses in fiscal year 2000 of $948,000 after an income tax benefit of $589,000.

Material Changes in Results of Operations: Fiscal 2000 versus Fiscal 1999:

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

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development activities, along with the amortization expense of capitalized software development costs. Software development costs increased $1,882,000 or 57.9% from $3,253,000 in 1999 to $5,135,000 in 2000. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $8,616,000 compared to $5,098,000 in 1999. The increased spending reflects the Company's commitment to product development in all divisions, with significant investing in: (i) new products and functionality in the Blood Bank Division, including a Windows client/server product, instrument interfaces, ISBT128 bar-coding, LifeTrak testing module, (ii) the Pharmacy division's WORx product offerings, and (iii) development of the Operating Room Division's PCMWin, Windows client/server line of products. Management expects to continue investing in development activities in its domestic divisions.

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

Liquidity and Capital Resources at June 30, 2001 and 2000

As of June 30, 2001, the Company had cash and cash equivalents of $2,343,000, and working capital deficit of $3,025,000, compared to cash and cash equivalents of $3,634,000 and working capital deficit of $952,000 at June 30, 2000. During fiscal year 2001, the Company continued to use cash in the development of its core software products and to meet ongoing operational requirements. The current ratio at June 30, 2001, was 0.75:1 compared to 0.92:1 at June 30, 2000. Cash provided by operating activities was $3,106,000 and $6,450,000 for fiscal years ended June 30, 2001 and 2000 respectively. Cash provided by operating activities in fiscal 2001 was primarily due to increases in deferred revenue and accounts payable. Cash provided by operating activities in fiscal 2000 was primarily due to collection of receivables and increases in deferred revenue and accrued expenses.. The Company has been provided with a $2,000,000 line of credit from Fratelli Auriana, a company controlled by Lawrence Auriana, Chairman of the Company's Board of Directors. As of September 24, 2001, the Company has not borrowed against the line of credit.

As of June 30, 2001, accounts receivable increased $6,000 to $5,886,000 from $5,880,000 at fiscal year end 2000, and advances from customers increased $537,000 to $6,757,000 from $6,220,000 at fiscal year end 2000. The increase in advances from customers is due to the expanded customer base related to the industry acceptance of the Pharmacy Division's WORx™ product and an emphasis on selling support services with annual renewals. Days sales outstanding was 82 and 80 at fiscal year end June 30, 2001 and 2000 respectively. The principal uses of cash for investing activities during the fiscal years ended June 30, 2001 and 2000 included purchases of fixed assets and investments in product development. During fiscal 2001, the Company spent $382,000 on fixed assets for equipment and software as part of routine improvements and replacements to its internal systems. During fiscal year 2000, the Company spent $966,000 on other fixed assets for equipment and software to accommodate increases in employees and other fixed assets for the startup of a Dallas, Texas location, the relocation of the Melville, NY product center, upgrading aged systems for Y2K and for use in product development. Additionally, in fiscal 2000, the Company also made payments of $1,500,000 related to the purchase of the LifeTrak™ blood center software package. The Company capitalized new product development of $4,148,000 and $4,770,000 for the fiscal years 2001 and 2000 respectively. The investments in product development were related to significant development in the Company's next generation products for the Blood Bank, Pharmacy and Operating Room. The Company plans to continue to seek market expansion opportunities through internal development and/or the acquisition of products/companies that compliment or augment the existing line of products.

During fiscal 2001, the Company received $148,000 upon the exercise of stock options. During the fiscal year 2000, the Company received $1,077,000 upon the exercise of stock options and warrants, including $513,000 upon the exercise of approximately 675,000 stock warrants and 15,000 stock options by the Chairman of the Board of Directors. Cash was principally used in fiscal 2000 for repayment of $100,000 of notes to a director and repayment of $50,000 of notes to a non-affiliate. The Company did not make any debt repayments in fiscal 2001.

The Company's liquidity is influenced by its ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of Healthcare Information System providers. The factors that may affect liquidity are the ability to penetrate and market with its products, maintain or reduce the length of the selling cycle, and the ability to collect cash from clients as implementation of the systems progresses. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company's existing line of products, management believes that current funds, cash generated from operations, and the $2,000,000 line of credit from Fratelli Auriana and anticipated expense reductions, will be sufficient to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs. As of September 24, 2001, the Company has not borrowed against the line of credit. Currently, there are no plans for additional outside financing.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted under certain circumstances. Pursuant to SFAS 142, goodwill recorded upon an acquisition will no longer be amortized. However, the carrying value of goodwill must be tested annually for impairment, and if determined to be impaired an impairment charge must be recorded. SFAS 141 also requires companies to consider whether the initial recording of goodwill should be allocated to other intangible assets that have a definitive life. The Company intends to adopt SFAS 141 and SFAS 142 effective July 1, 2001 and is currently evaluating the effect of such adoption. Goodwill amortization for the year ended June 30, 2001 was $536,000.

SUBSEQUENT EVENTS

As previously mentioned, the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. in July 2001. This agreement allows the Company to market an integrated testing module that was developed as part of the LifeTrak™ product.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Fluctuations in Quarterly Operating Results

Mediware's revenues and results of operations can fluctuate substantially from quarter to quarter. System Sales revenues in any quarter depend substantially upon Mediware's sales performance and customer's budgeting and buying practices. System sales in any quarter may fluctuate due to contract activity, demand for the Company's products and services, lengthy and complex sales cycles, and the customer's internal budgets for new technology systems and technical resources to deploy them. Additionally, the terms of a final contract may materially affect the ability to recognize anticipated quarterly revenues not limited to the following:

--  Systems contracts may include both currently deliverable and non-deliverable software products.
--  Customer needs for services that include significant modifications, customization or complex interfaces that could delay product delivery or acceptance.
--  Customer specific acceptance criteria.
--  Payment terms that are long term or depend upon contingencies.

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

Significant Competition

The market for healthcare information systems is extremely competitive. Some of the Company's competitors are Shared Medical Systems, McKesson HBOC, Cerner Corporation and Sunquest (recently acquired by Misys PLC), each of which offer products that compete with certain offerings of the Company. Many of the Company's competitors have greater financial, technical, product development, sales and marketing resources. A number of factors determine success or failure in this market, including the functionality of the software, the quality of client references, the underlying technical architecture, the financial stability of the software provider, the ongoing support of the system, and the quality and quantity of the sales organization. The Company's ability to maintain a positive stance in all of the above areas will affect its ability to compete successfully.

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

In September and October 1999, three product design anomalies were discovered in the Hemocare Donor module, which is utilized by 61 clients. Although clients have reported no adverse events, the Company has notified and given procedural work-arounds to the 61 clients, and corrected the problems in Hemocare Revision 5.2b, which was distributed in September 2000. In addition, these three product malfunctions are reportable to the FDA under the Medical Device Reporting regulation (21CFR803) which was mandated by the Safe Medical Devices Act of 1990. Mediware has submitted these Reports ("MDRs") to the FDA as required.

During the period of January 2000 and April 2000, two additional MDRs were filed for product design issues involving the optional Electronic Crossmatch function. Additionally, three non-clinical Y2K issues were discovered after the start of fiscal year 2000. The Company instituted an extensive and comprehensive retrospective design and validation review of Hemocare's safety critical functionality with the assistance of an external blood bank software consultant. This effort was reported to FDA in February 18, 2000, and a progress report of the findings was issued to FDA on April 24, 2000. The report outlined issues that were identified during the review that require corrective action as well as a plan to achieve those corrections. An inspection performed in August 2001 verified that all corrective actions have been taken to the satisfaction of the FDA.

On April 26, 2000, the FDA, under the new Quality System Inspection Technique (QSIT) initiative, inspected the Hemocare Product Center. The inspection concluded on May 16, 2000, with several observations. The Company responded to the observations on May 23, 2000, reporting the implementation of corrective and preventive actions. FDA responded by letter on June 26, 2000, that no regulatory action was indicated. Periodic updates on the progress of the corrective and preventive actions have been and continue to be sent to FDA. There can be no assurance that the Company's actions taken in response to reportable events, corrective or preventive measures, will be deemed adequate by the FDA or that the Company will not be required to undertake additional actions to comply with regulatory requirements.

The Company has dedicated substantial time and resources in its attempts to comply with applicable guidelines and regulations and believes that it is in substantial compliance therewith. The FDA enforces compliance by such actions as recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and inability to remedy timely, resulting in any of the above actions would have a material adverse effect on the Company's business, financial condition and results of operations. Between May and August 2001, all three Blood Bank Division facilities were inspected by the FDA. The inspection of the Dallas facility revealed two minor procedural issues. These issues were immediately addressed and resolved with the FDA. The other two facilities received no notices of defect in their inspections.

New Regulations Relating to Patient Confidentiality

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions regarding the confidentiality and security of patient medical record information. Standards for the electronic handling of health data and security of patient information became effective in 2000. This legislation requires the Secretary of Health and Human Services, or HHS, to (a) adopt national standards for electronic health information transactions, (b) adopt standards to ensure the integrity and confidentiality of health information, and (c) establish a schedule for implementing national health data privacy legislation or regulations. The standards and legislation will impact the customers' ability to obtain, use or disseminate patient information, which will extend to their use of the Company's products. The Company believes that the proposed standards issued to date would not materially affect the business of the Company. The Company cannot determine the potential impact of the standards that might finally be adopted.

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

System Errors and Warranties

Despite testing by Mediware, software products as complex as those offered by the Company and used in a wide range of clinical and health information systems settings are likely to contain a number of errors (or "bugs"), especially early in their product life cycle. The Company's products are clinical information systems used in patient care settings where a low tolerance for errors (or "bugs") exists. Testing of products is difficult due to wide range of environments the systems are installed in. Due to these factors, there is no assurance that the discovery of defects or errors will not cause delay in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems. Any of these factors may delay acceptance of products, which could have a material adverse effect upon business, results of operations, or financial condition.

Limited Protection of Intellectual Property and Proprietary Rights; Proprietary Technology May Be Subjected to Infringement Claims. The Company relies upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect its proprietary information. The Company has not historically filed patent applications or copyrights covering its software technology. As a result, the Company may not be able to protect against the misappropriation of its intellectual property.

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

Item 10. Directors and Executive Officers of the Registrant

The information concerning the Company's executive officers required by this item is incorporated by reference to the Company's Proxy Statement under the heading, "Executive Officers." The information concerning the Company's directors required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors." Information concerning the Company's officers, directors and 10% shareholders required compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements:

       Independent Auditors' Report

       Consolidated Balance Sheets at June 30, 2001 and 2000

       Consolidated Statement of Operations and Comprehensive Income for the years ended June 30,
       2001, 2000 and 1999

       Consolidated Statement of Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999

       Consolidated Statement of Cash Flows for the years ended June 30, 2001, 2000 and 1999

2. Exhibits:

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

MEDIWARE INFORMATION SYSTEMS, INC.

Date: September 27, 2001                 BY:  GEORGE J. BARRY
                                        -------------------------------------
                                              GEORGE J. BARRY
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

        Signature                         Title                       Date
        ---------                         -----                       ----

   GEORGE J. BARRY           President, Chief                   September 27, 2001
------------------------     Executive Officer & Director
   GEORGE J. BARRY

   JILL H. SUPPES            Chief Accounting Officer           September 27, 2001
------------------------     (Principal Accounting Officer)
   JILL H. SUPPES

                             Chairman of the Board              September 27, 2001
------------------------
Lawrence Auriana

JONATHAN CHURCHILL           Director                           September 27, 2001
------------------------
JONATHAN CHURCHILL

ROGER CLARK                  Director                           September 27, 2001
------------------------
ROGER CLARK

                             Director                           September 27, 2001
------------------------
Joseph Delario

JOHN FRIEBERG                Director                           September 27, 2001
------------------------
JOHN FRIEBERG

DR. JOHN GORMAN              Director                           September 27, 2001
------------------------
DR. JOHN GORMAN

WALTER KOWSH, JR.            Director                           September 27, 2001
-------------------------
WALTER KOWSH, JR.

                             Director                           September 27, 2001
-------------------------
Hans Utsch

DR. CLINTON WEIMAN           Director                           September 27, 2001
-------------------------
DR. CLINTON WEIMAN

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Richard A. Eisner & Company, LLP

New York, New York
August 10, 2001

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

                                                                            June 30,    June 30,
                                                                              2001        2000
                                                                           --------    --------
ASSETS
Current Assets
  Cash and cash equivalents                                                $  2,343    $  3,634
  Accounts receivable (net of allowance of $611 and $518)                     5,886       5,880
  Inventories                                                                   244         214
  Deferred tax asset - current portion                                          388         391
  Prepaid expenses and other current assets                                     223         350
                                                                          --------     -------
     Total current assets                                                     9,084      10,469

Fixed Assets, net                                                             1,835       2,194
Capitalized software costs, net                                              10,307       7,770
Goodwill, net                                                                 5,145       5,720
Purchased technology, net                                                     1,276       1,684
Deferred tax asset - non-current portion                                      1,665       1,063
Other long-term assets                                                          147         151
                                                                            -------     -------
       Total Assets                                                        $ 29,459    $ 29,051
                                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                                        $   --      $    519
  Accounts payable                                                            2,162       1,259
  Advances from customers                                                     6,757       6,220
  Accrued expenses and other current liabilities                              3,190       3,423
                                                                           --------    --------
     Total current liabilities                                               12,109      11,421

Notes payable, and accrued interest payable to a related party                1,303       1,236
                                                                           --------    --------
     Total liabilities                                                       13,412      12,657
                                                                           --------    --------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 10,000,000
    shares; none issued or outstanding
  Common stock, $.10 par value; authorized 12,000,000
    shares; 7,207,000 and 7,088,000 shares issued and
    outstanding in 2001 and 2000, respectively                                  721         709
  Additional paid-in capital                                                 23,186      22,764
  Accumulated deficit                                                        (7,804)     (7,055)
  Accumulated other comprehensive loss                                          (56)        (24)
                                                                           --------    --------
     Total stockholders' equity                                              16,047      16,394
                                                                           --------    --------
     Total Liabilities and Stockholders' Equity                            $ 29,459    $ 29,051
                                                                           ========    ========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended June 30,
(Amounts in thousands, except per share amounts)

                                                        2001        2000        1999
                                                      --------    --------    --------
Revenue
  System sales                                        $  8,674    $  8,294    $ 12,783
  Services                                              17,485      18,412      15,556
                                                      --------    --------    --------
     Total revenue                                      26,159      26,706      28,339
                                                      --------    --------    --------
Cost and Expenses
  Cost of systems                                        2,501       2,626       4,303
  Cost of services                                       6,176       6,829       4,123
  Purchased research and development                      --          --         4,553
  Software development costs                             5,109       5,135       3,253
  Selling, general and administrative                   13,455      13,730      12,528
                                                      --------    --------    --------
     Total costs and expenses                           27,241      28,320      28,760
                                                      --------    --------    --------
     Operating loss                                     (1,082)     (1,614)       (421)

Interest and other income                                  100         147         109
Interest (expense)                                         (75)        (70)       (167)
                                                      --------    --------    --------
Loss before income taxes                                (1,057)     (1,537)       (479)
Income tax benefit (provision)                              308        589        (491)
                                                      --------    --------    --------

     Net Loss                                             (749)       (948)       (970)
                                                      --------    --------    --------

Other comprehensive loss
  Foreign currency translation adjustment                  (32)        (22)        (38)
                                                      --------    --------    --------

     Comprehensive Loss                               $   (781)   $   (970)   $ (1,008)
                                                      ========    ========    ========

Net Loss Per Common Share
  Basic and Diluted                                   $  (0.10)   $  (0.14)   $  (0.16)
                                                      ========    ========    ========

Weighted Average Common Shares Outstanding
  Basic and Diluted                                      7,162       6,627       5,963
                                                      ========    ========    ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2001, 2000 and 1999
(Amounts in thousands)

                                                     Common Stock       Additional                               Other
                                                --------------------     Paid-In   Accumulated   Unearned    Comprehensive
                                                 Shares      Amount      Capital    (Deficit)  Compensation   Income (Loss)  Total
                                                --------    --------    ---------- ----------- ------------  -------------  -------

     Balance at July 1, 1998                       5,591    $    559    $ 16,264     $ (5,137)   $    (51)     $     36    $ 11,671
                                                --------    --------    --------     --------    --------      --------    --------

Shares issued to compensate directors                 14           1          99                                                100
Exercise of stock options                             96          10         234                                                244
Amortization of compensatory stock options                                                             40                        40
Shares issued in connection with the
  acquisition of Informedics, Inc.                   445          45       4,655                                              4,700
Tax benefit from exercise of stock options                                   169                                                169
Foreign currency translation adjustment                                                                             (38)        (38)
Net loss                                                                                 (970)                                 (970)
                                                --------    --------    --------     --------    --------      --------    --------
     Balance at June 30, 1999                      6,146    $    615    $ 21,421     $ (6,107)   $    (11)     $     (2)   $ 15,916
                                                --------    --------    --------     --------    --------      --------    --------

Shares issued to compensate directors                 14           1          99                                                100
Exercise of stock options                            254          25         617                                                642
Exercise of warrants                                 675          68         367                                                435
Tax benefit from exercise of stock options                                   260                                                260
Amortization of compensatory stock options                                                             11                        11
Foreign currency translation adjustment                                                                             (22)        (22)
Net loss                                                                                 (948)                                 (948)
                                                --------    --------    --------     --------    --------      --------    --------
     Balance at June 30, 2000                      7,089    $    709    $ 22,764     $ (7,055)  $              $    (24)   $ 16,394
                                                --------    --------    --------     --------    --------      --------    --------

Shares issued to compensate directors                 24           2         108                                                110
Exercise of stock options                             94          10         138                                                148
Disgorged profits                                                             11                                                 11
Tax benefit from exercise of stock options                                   120                                                120
Compensation charge recorded on extension of
  stock options                                                               45                                                 45
Foreign currency translation adjustment                                                                             (32)        (32)
Net loss                                                                                 (749)                                 (749)
                                                --------    --------    --------     --------    --------      --------    --------
     Balance at June 30, 2001                      7,207    $    721    $ 23,186     $ (7,804)  $             $     (56)   $ 16,047
                                                ========    ========    ========     ========    ========      ========    ========

See Notes to Consolidated Financial Satements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years ended June 30,
(Amounts in thousands)

                                                            2001        2000        1999
                                                          -------     -------     -------
Cash Flows From Operating Activities
  Net Loss                                                $  (749)    $  (948)    $  (970)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization                          3,225       2,649       1,725
     Write-off of acquired research and development                                 4,553
     Deferred tax provision                                  (496)       (902)        310
     Loss on disposal of fixed assets                           2          42
     Shares issued to directors                               110         100         100
     Compensatory stock options                                45          11          40
     Tax benefit from exercise of stock options               120         260         169
     Provision for doubtful accounts                          624         393         464
  Changes in operating assets and liabilities:
     Accounts receivable                                     (630)      2,088      (1,006)
     Inventories                                              (30)        189         (52)
     Prepaid and other                                         64         193        (202)
     Accounts payable, accrued expenses and
      customer advances                                       821       2,375         530
                                                          -------     -------     -------
  Net cash provided by operating activities                 3,106       6,450       5,661
                                                          -------     -------     -------

Cash Flows From Investing Activities
  Acquisition of fixed assets                                (382)       (966)     (1,120)
  Capitalized software costs                               (4,148)     (4,770)     (2,772)
  Acquisition of Informedics                                                          653
  Acquisition of LifeTrak software license                             (1,541)
  Proceeds from sale of fixed assets                            6
                                                          -------     -------     -------
  Net cash used in investing activities                    (4,524)     (7,277)     (3,239)
                                                          -------     -------     -------

Cash Flows From Financing Activities
  Repayment of debt                                                      (150)     (3,746)
  Proceeds from exercise of options                           148       1,077         244
  Other                                                        11                      (7)
                                                          -------     -------     -------
  Net cash provided by (used in) financing activities         159         927      (3,509)
                                                          -------     -------     -------
  Foreign currency translation adjustments                    (32)        (22)        (38)
                                                          -------     -------     -------

  Net (Decrease) Increase in Cash and Cash Equivalents     (1,291)         78      (1,125)
  Cash at beginning of year                                 3,634       3,556       4,681
                                                          -------     -------     -------
  Cash at end of year                                     $ 2,343     $ 3,634     $ 3,556
                                                          =======     =======     =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $     2     $   121     $   104
    Income Taxes                                          $     7     $   142     $   100

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Mediware Information Systems, Inc. and subsidiaries ("Mediware" or the "Company") develops, implements and supports clinical management information systems used by hospitals. The Company's systems are designed to automate three departments of a hospital, namely, the blood bank, the pharmacy, and the operating room. A system consists of the Company's proprietary application software, third-party licensed software, computer hardware and implementation services, training and annual software support.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Mediware Information Systems, Inc. and its wholly owned subsidiary Digimedics Corporation ("Digimedics") and Digimedics' wholly owned subsidiary J.A.C. Computer Services Limited ("JAC"). Accounts and operating results for Informedics, Inc. ("Informedics") are included only for the period subsequent to Mediware's acquisition of the wholly owned subsidiary on September 24, 1998. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates.

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

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The Company's adoption of SAB 101 did not materially impact the Company's consolidated financial position, results of operations, or cash flow.

Cash and Cash Equivalents
Cash equivalents include time deposits with maturities of three months or less when purchased.

Inventory
Inventory consists primarily of computer hardware and third-party software licenses held for resale and is valued at the lower of cost or market. Cost is determined based on the specific identification method. Inventory consists of the following at June 30:

	2001	2000
Licenses	45,000	93,000
Hardware	199,000	121,000
	$ 244,000	$ 214,000
	========	========

Fixed Assets
Furniture, equipment and leasehold improvements are valued at cost. Depreciation for furniture and equipment is provided on the straight-line method over the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is shorter.

Capitalized Software Costs
Capitalized computer software costs consist of expenses incurred internally in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, once technological feasibility has been established, the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of five years of the software. Amortization expense for the years ended June 30, 2001, 2000 and 1999 was $1,611,000; $1,289,000 and $927,000, respectively.

(In thousands)
                                              2001        2000        1999
                                            -------     -------     -------
     Capitalized Software Costs
       Beginning of year                   $ 12,787     $ 8,017     $ 5,245
     Additions                                4,148       4,770       2,772
                                            -------     -------     -------
                                             16,935      12,787       8,017
     Less accumulated amortization            6,628       5,017       3,728
                                            -------     -------     -------
                                           $ 10,307       7,770     $ 4,289
                                            =======     =======     =======

Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics in 1990, Pharmakon (which was merged into Digimedics) and JAC in June 1996 and Informedics in September 1998. Costs allocated to goodwill in the Informedics acquisition totaled $944,000 and are being amortized over twelve years using the straight-line method. All other goodwill is being amortized using the straight-line method over twenty years. Amortization expense was $536,000 in 2001; $546,000 in 2000; and $397,000 in 1999. Accumulated amortization for goodwill was $2,440,000 and $2,034,000 at June 30, 2001 and 2000, respectively.

The Company periodically assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Other Long-Lived Assets to be Disposed Of, based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. No such impairments have been recorded through June 30, 2001.

Software Products Acquired and Purchased Technology
As a part of the acquisition of Informedics in September 1998, the Company obtained certain software products as well as technologies under development. A portion of the acquisition price of Informedics was allocated to software products based on the net present value of the projected income stream over the expected economic life of the specific products the Company expects to continue to market. This amount, totaling $498,000, is being amortized over 5 years using the straight-line method. Purchased technology costs of $1,541,000 related to the acquisition of rights to LifeTrak(TM), a comprehensive donor blood center software package, from Carter BloodCare in November 1999 are being amortized over 5 years. Amortization costs for purchased technology charged to operations were $408,000 and $305,000 during fiscal years 2001 and 2000, respectively. Another portion of the acquisition price for Informedics, $4,553,000 in the aggregate, was allocated to in-process technologies based on an appraisal by a third party which utilized the net present value of projected operating income from the identified future products which are anticipated to incorporate these acquired technologies. In accordance with SFAS No. 2, Accounting for Research and Development Costs, these in-process research and development costs were written off during fiscal year 1999 because the products which will incorporate these technologies have not yet passed the technological feasibility tests of SFAS No. 86.

Foreign Currency Translations
The functional currency for the Company's subsidiary, JAC, is the British pound. The translation to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated using the average exchange rate during the period. The net gain (loss) resulting from these foreign currency translations are reported as comprehensive income. Amounts charged to comprehensive income were $(32,000) in 2001 and $(22,000) in 2000.

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

Earnings Per Common Share
Earnings per share are calculated pursuant to the provisions of SFAS No. 128, Earnings per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing the income or loss available to common stockholders by the average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method. No effect has been given to potential exercise of common stock options, as their effect would be anti-dilutive. Such options could potentially dilute basic earnings per share in the future. The weighted average shares outstanding used in the calculations of earnings per share were calculated as follows (in thousands):

                                                   2001     2000     1999
                                                  -----    -----    -----
Shares outstanding, beginning                     7,088    6,145    5,591
Weighted average shares issued                       74      482      372
                                                  -----    -----    -----
Weighted average shares outstanding - basic
  and diluted                                     7,162    6,627    5,963
                                                  =====    =====    =====

Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are as follows (in thousands):

                                                   2001     2000     1999
                                                  -----    -----    -----
Stock Options                                       971    1,038      841
Warrants                                              0       40      715

Fair Value of Financial Instruments
The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2001 and 2000, the fair value of the Company's long-term obligations approximated its carrying value.

Stock Based Compensation
In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and disclose the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted under certain circumstances. Pursuant to SFAS 142, goodwill recorded upon an acquisition will no longer be amortized. However, the carrying value of goodwill must be tested annually for impairment, and if determined to be impaired an impairment charge must be recorded. SFAS 141 also requires companies to consider whether the initial recording of goodwill should be allocated to other intangible assets that have a definitive life. The Company intends to adopt SFAS 141 and SFAS 142 effective July 1, 2001 and is currently evaluating the effect of such adoption. Goodwill amortization for the year ended June 30, 2001 was $536,000.

2. ACQUISITION OF SOFTWARE LICENSE
In November 1999, the Company acquired the rights to LifeTrak(TM), a comprehensive donor blood center software package, from Carter BloodCare for $1,500,000. The Company also entered into a license agreement granting Carter BloodCare the right to continue use of the software in their blood center and laboratory facilities, and providing for royalty payments to Carter BloodCare by the Company in an amount equivalent to 5% of LifeTrak software sales for a five-year term. The software was capitalized as purchased technology and is being amortized over its expected useful life of five years.

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

4. FIXED ASSETS
Fixed assets at cost less accumulated depreciation and amortization are summarized as follows: (In thousands)

                                                    2001          2000
                                                  ------        ------

Computers & office equipment                      $4,525        $4,270
Furniture and fixtures                               836           780
Leasehold improvements                               148           116
                                                  ------        ------
                                                   5,509         5,166
Less accumulated depreciation                      3,674         2,972
                                                  ------        ------
                                                  $1,835        $2,194
                                                  ======        ======

Depreciation expense was $732,000, $613,000 and $454,000 in 2001, 2000 and 1999 respectively.

5. ADVANCES FROM CUSTOMERS
Advances from customers represent contractual payments received by the Company. It is principally comprised of support and maintenance revenues that are paid by customers in advance monthly, quarterly or annually in accordance with the support contract. The revenue is recognized ratably over the term of the support contract.

6. ACCRUED EXPENSES AND LIABILITIES
Accrued expenses and other current liabilities consist of the following:

(In thousands)
                                                        2001          2000
                                                       ------        ------
     Payroll and related benefits                      $1,198        $1,745
     Professional fees                                    223           294
     Interest                                                           534
     Royalties                                            424            22
     Other                                              1,345           828
                                                       ------        ------
                                                       $3,190        $3,423
                                                       ======        ======

7. NOTES PAYABLE TO RELATED PARTY
The Company owes $1,303,000 to the Chairman of the Board of Directors/Stockholder of the Company which accrues interest at 1/4% over prime per annum. On October 11, 2000, the note plus accrued interest was changed from a demand note to a long term note collateralized by the trade accounts receivable of Digimedics and due September 30, 2002. Interest expense on the Note was $67,000, $63,000, and $33,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

8. STOCK OPTIONS AND WARRANTS
The Company's Equity Incentive Plan, approved by the Company's shareholders in January 1992 and amended in March 2000, provides additional compensation incentives for high levels of performance and productivity by management and other key employees of the Company. The combined number of shares issued or available for issuance under this plan may not exceed thirty percent of the issued and outstanding common stock of the Company and not more than 700,000 shares may be issued as incentive stock options. Options may be granted for a period up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 50% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of June 30, 2001, additional options equal to 1,276,000 shares were available to be issued under this plan.

The Company's 1997 Stock Option Plan for Non-Employee Directors, which provides compensation to directors for their services without the expenditure of cash, is intended to increase ownership interest of the non-employee directors. Options granted under this plan are exercisable at 100% of the fair market value on the date of grant and are for terms of eight years and vest in two equal installments during the year issued. Shares granted under this plan are limited to 500,000, of which 352,000 were available for grant at June 30, 2001.

The Company also has options outstanding pursuant to a 1982 Option Plan and a former Non-Employee Directors Plan. No additional options are available for grant under these two plans.

The following table sets forth summarized information concerning the Company's stock options as of June 30.

                                      2001                  2000                  1999
                            ---------------------   -------------------   -------------------
                                         Weighted              Weighted              Weighted
                                          Average               Average               Average
                                         Exercise              Exercise              Exercise
                              Shares       Price     Shares      Price     Shares      Price
                            ----------   --------   --------   --------   --------   --------
Options outstanding at
beginning of year            1,038,000     $5.73     841,000     $4.27     724,000     $3.35

Granted                        530,000      3.84     536,000      6.58     321,000      6.67
Exercised                      (94,000)     1.78    (254,000)     2.57     (97,000)     2.51
Cancelled                     (503,000)     6.34     (85,000)     6.02    (107,000)     6.80
                            ----------     -----    --------     -----    --------     -----
Options outstanding at
end of year                    971,000     $4.28   1,038,000     $5.73     841,000     $4.27
                            ==========     =====    ========     =====    ========     =====
Options exercisable at
end of year                    395,000     $5.52     388,000     $4.34     522,000     $3.29
                            ==========     =====    ========     =====    ========     =====

The following table presents information relating to stock options at June 30, 2001:

              Options Outstanding                         Options Exercisable
----------------------------------------------   ----------------------------------------
                                                   Weighted
                                  Weighted          Average                  Weighted
    Range of                       Average         Remaining                  Average
Exercise Prices       Shares    Exercise Price   Life in Years   Shares    Exercise Price
---------------     ---------   --------------   -------------   -------   --------------
$1.00 - $ 1.76         63,000       $1.04            2.81         63,000        $1.04
$1.77 - $ 3.625       592,000        2.91            8.77        112,000         3.47
$3.626 - $11.19       316,000        7.51            7.28        220,000         7.86
                    ---------                                    -------
                      971,000                                    395,000
                    =========                                    =======

The weighted average fair value at date of grant for options granted during the years ended June 30, 2001 and 2000 was $1.55 and $3.14 per option, respectively. The fair value of options at date of grant was estimated using the

Black-Scholes option pricing model utilizing the following assumptions:

                                             2001                2000                1999
                                        --------------      --------------      --------------
Risk-free interest rates                 4.89% - 6.05%       5.46% - 6.86%       4.6% - 6.05%
Expected option life in years               4 - 8                3 - 8              1 - 8
Expected stock price volatility           50% - 60%            50% - 79%          76% - 83%
Expected dividend yield                      -0-                  -0-                -0-

Had the Company elected to recognize compensation costs based on the fair value of the options at the date of grant as prescribed by SFAS 123, net loss; basic and diluted loss per share would have been approximately $(1,072,000) and ($0.15) respectively for the year ended June 30, 2001; $(1,349,000) and ($0.20) respectively for the year ended June 30, 2000; and $(1,536,000) and $(0.26) respectively for the year ended June 30, 1999. The effects of applying SFAS No. 123 on pro forma disclosures of net loss and loss per share for fiscal 2001, 2000 and 1999 are not likely to be representative of the pro forma effects on net loss and loss per share in future years for the following reasons: 1) the number of future shares to be issued under these plans is not known, and 2) the assumptions used to determine the fair value can vary significantly.

9. INCOME TAXES
Income tax expense (benefit) for each of the last three years is as follows: (In thousands)

                                             2001      2000      1999
                                            -----     -----     -----
Current:
  Federal                                   $ --      $ --      $  28
  State                                                            72
  Foreign                                      68        96        16
                                            -----     -----     -----
                                               68        96       116
                                            -----     -----     -----
Deferred:
  Federal                                    (422)     (810)      817
  State                                       (74)     (135)      144
  Net operating loss carryforward                                (755)
                                            -----     -----     -----
                                             (496)     (945)      206
                                            -----     -----     -----
Other                                         120       260       169
                                            -----     -----     -----
                                            $(308)    $(589)    $ 491
                                            =====     =====     =====

For the year ended June 30, 1999, the current tax provision was reduced by $468,000 from the utilization of net operating losses carried forward. The increase in the deferred income taxes benefit from exercise of non-qualified stock options is allocated to paid-in capital and shown in "other" above.

The principal components of the net deferred tax assets are as follows:

                                                   2001         2000
                                                  ------      -------
Deferred tax asset:
  Net operating loss carryforwards                $5,872      $ 4,058
  Business tax credit carryforwards                  300          300
  Valuation reserves and accruals
    deductible in different periods                   91          256
  Alternative Minimum Tax                             63           63

Deferred tax liability:
  Software cost capitalization                    (4,123)      (3,108)
  Amortization differences                          (150)        (115)
                                                  ------      -------
Net deferred tax asset                            $2,053      $ 1,454
                                                  ======      =======

The difference between the tax expense (benefit) reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

                                                 2001        2000         1999
                                                ------      ------       ------

Tax at statutory rate                           $(359)     $  (522)     $  (163)
    State income tax                              (63)         (92)         142
    Net operating loss carryforward                                      (1,223)
    Non-deductible purchased research
      and development                                                     1,548
    Other, including foreign tax                  114           25          187
                                                -----      -------      -------
                                                $(308)     $  (589)     $   491
                                                =====      =======      =======

As of June 30, 2001, the Company has net operating loss ("NOL") carryforwards of approximately $17,000,000 available to reduce future federal taxable income of which $2,500,000 is subject to limitations in accordance with Section 382 of the Internal Revenue Code. Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur . Upon utilization, the tax benefit attributable to $2,220,000 of the NOL carryforward of Informedics at the date of acquisition will be recorded as a reduction of the intangible assets obtained in the acquisition of Informedics. The Company also has available general business tax credit carryforwards of $300,000 to reduce future federal income tax expense. The NOL and business tax credit carryforwards expire in various amounts from 2009 to 2021.

10. RETIREMENT PLAN
Effective June 1998, the Company implemented a 401(K) Retirement Plan (the "Retirement Plan") which covers all eligible employees. Participants may contribute up to 15% of their salary, as defined by the plan. In addition, the Company may make contributions to the Retirement Plan, subject to certain limitations. The Company contribution to the Retirement Plan was $190,000; $195,000 and $144,000 for the years ended June 30, 2001, 2000 and 1999 respectively.

11. RELATED PARTY TRANSACTIONS
During 2001, 2000 and 1999, legal fees totaling $58,000; $255,000 and $375,000, respectively, were incurred by the Company for services provided by a firm to which an attorney, who is also a director/stockholder of the Company, is counsel. In March 2001, a significant shareholder paid the Company $11,000 pursuant to "short swing profit rates" of the SEC Rule 16a-3.

12. COMMITMENTS AND CONTINGENCIES

(a) Operating Lease
Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2007. Under these leases, minimum commitments are as follows (in thousands):

2002                               $1,124
2003                                1,020
2004                                  532
2005                                  382
2006                                  385
Thereafter                            398
                                   ------
                                   $3,841
                                   ======

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rental expense for the years ended June 30, 2001, 2000 and 1999 aggregated $1,190,000, $939,000 and $783,000 respectively.

(b) Royalties
In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms. Under this agreement, the Company is required to pay royalties of 5% to 15% on sales of this software product.

(c) Other Contingencies and Uncertainties
The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

13. SUBSEQUENT EVENT
In July 2001 the Company paid $325,000 and entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. ("Ortho"), which allows the Company to market an integrated testing module that was developed as part of the LifeTrak™ product, but was previously held on an exclusive basis by Ortho. The Company believes this testing module will be significant in increasing LifeTrak™ market share.

14. CONCENTRATION OF CREDIT RISK
Concentration of credit risk with respect to accounts receivable is limited due to the large number of hospitals comprising the Company's customer base. As of June 30, 2001 and 2000, the Company had no significant concentration of credit risk.

15. FOREIGN CURRENCY RISK
The Company has exposure to foreign currency exchange rate fluctuations arising from sales made to customers in the United Kingdom. The Company has approximately $143,000 subject to such risk at June 30, 2001.

16. SEGMENT INFORMATION
The Company has three distinct product lines: Pharmacy systems, Blood Bank systems and Operating Room systems. Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these operating divisions into one reporting segment. Revenues by product line are as follows (in thousands):

	2001	2000	1999
Pharmacy Systems	$ 14,472	$ 14,265	$ 16,687
Blood Bank Systems	9,647	10,787	10,003
Operating Room Systems	2,040	1,654	1,649
Total	$ 26,159	$ 26,706	$ 28,339
	=======	=======	=======

Selected financial information by geographic area as of June 30 is as follows: (In thousands):

                                                2001         2000         1999
                                              --------     --------     --------

Revenues from Unaffiliated Customers
   United States                              $ 24,313     $ 24,352     $ 25,779
   United Kingdom                                1,846        2,354        2,560
                                              --------     --------     --------
         Total                                $ 26,159     $ 26,706     $ 28,339
                                              ========     ========     ========

Net (loss) Earnings
  United States                               $   (872)    $ (1,042)    $ (1,125)
  United Kingdom                                   123           94          155
                                              --------     --------     --------
         Total                                $   (749)    $   (948)    $   (970)
                                              ========     ========     ========

Identifiable Assets
   United States                              $ 27,713     $ 27,259     $ 24,777
   United Kingdom                                1,746        1,792        1,571
                                              --------     --------     --------
         Total                                $ 29,459     $ 29,051     $ 26,348
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
          Corporation and Mediware
          Information Systems, Inc.

10.24     Agreement between Carter           Incorporated by reference to Exhibit 10.24 to Company's Report on
          BloodCare and Hemocare, a          Form 10-K for the year ended June 30, 2000
          division of Mediware
          Information Systems, Inc.
          dated as of November 1999

10.25     Office Building Lease between      Incorporated by reference to Exhibit 10.25 to Company's Report on
          Carter BloodCare and Mediware      Form 10-K for the year ended June 30, 2000
          Information Systems, Inc.
          dated May 23, 2000

10.26     Commitment Letter from             Incorporated by reference to Exhibit 10.26 to Company's Report on
          Fratelli Auriana, Inc. and         Form 10-K for the year ended June 30, 2000
          Lawrence Form 10-K for the
          year ended June 30, 2000
          Auriana to Mediware Information
          Systems, Inc. dated October 11, 2000

10.28     Employment Agreement between       Incorporated by reference to Exhibit 10.28 to Company's Report on
          Mediware Information Systems,      Form 10-K for the year ended June 30, 2000
          Inc.  and Michael Montgomery
          dated as of March 6, 2000

10.29     Stock Option Agreement between     Incorporated by reference to Exhibit 10.29 to Company's Report on
          Mediware Information Systems,      Form 10-K for the year ended June 30, 2000
          Inc. and Michael Montgomery,
          dated as of March 3, 2000

10.30     Amended Restated Secured Loan      Incorporated by reference to Exhibit 10.30 to Company's Report on
          Agreement between Mediware         Form 10-Q for the quarter ended March 31, 2001
          Information Systems, Inc. and
          Fratelli Auriana dated as of
          September 30, 2000

10.31     General Release and Agreement      Incorporated by reference to Exhibit 10.31 to Company's Report on
          between Michael Montgomery and     Form 10-Q for the quarter ended March 31, 2001
          Mediware Information Systems,
          Inc. dated January 15, 2001

10.32     Employment Agreement dated         Incorporated by reference to Exhibit 10.32 to Company's Report on
          January 29, 2001 between           Form 10-Q for the quarter ended March 31, 2001
          Mediware Information Systems,
          Inc. and George Barry

10.33     Employment Agreement dated as of
          January 25, 2001 between
          Mediware Information Systems,
          Inc. and Jill Suppes

10.34     Employment Agreement dated as of
          February 9, 2001 between
          Mediware Information Systems,
          Inc. and Michael Crabtree

10.35     Employment Agreement dated as of
          February 27, 2001 between
          Mediware Information Systems,
          Inc. and Barbara Connor

10.36     Employment Agreement dated as of
          April 3, 2001 between
          Mediware Information Systems,
          Inc. and Robert Jenks

10.37     Employment Agreement dated as of
          May 1, 2001 between
          Mediware Information Systems,
          Inc. and Brian Fitzpatrick

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

Exhibits 10.7.2, 10.8, 10.9, 10.10, 10.13, 10.14, 10.15, 10.17, 10.19, 10.28, 10.29, 10.31, 10.32, 10.33, 10.34, 10.35, 10.36, and 10.37 are management contracts or compensatory plans or arrangements.

Exhibit 10.33

EMPLOYMENT AGREEMENT

THE EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made this 25th day of January, 2001 between Mediware Information Systems, Inc., (hereinafter "the Company") and Jill Suppes (hereinafter "the Executive").

WHEREAS, the Company desires to employ the Executive as its Corporate Controller and Chief Accounting Officer, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1. Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as Corporate Controller and Chief Accounting Officer of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to her by the President and Chief Executive Officer. The Executive further agrees to use her best efforts to promote the interests of the Company and to devote her full business time and energies to the business and affairs of the Company.

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

3. Compensation and Other Related Matters.

(a) Salary. As compensation for services rendered hereunder, the Executive shall receive an Annual Base Salary of ninety two thousand dollars ($92,000.00), which salary shall be paid in accordance with the Company's then prevailing payroll practices for its officers and shall be subject to review annually by the Board of Directors.

(b) Bonus. During the term of this Agreement, and in the Board of Directors' sole discretion, the Executive shall be eligible to receive an Annual Bonus of up to twenty thousand dollars ($20,000), payable at the time of the conclusion of the annual audit. The amount of the Annual Bonus payable to the Executive will be based upon Executive meeting performance criteria established by the Company. Performance criteria for 2001 of this Agreement will be attached as an addendum to this Agreement no later than three weeks after the execution hereof. Performance criteria for subsequent years will similarly be set forth in a written addendum to be attached to this Agreement. The Annual Bonus for 2001 will be pro-rated to reflect the actual number of days during the year in which Executive was employed by the Company. If the Executive leaves the Company for any reason in the middle of a year, the Annual Bonus for that year will be pro-rated in the same manner, except if Executive resigns without Good Reason as described in Paragraph 4(d), below, or is terminated for Cause pursuant to Paragraph 5(c), below, in which case no Annual Bonus will be paid.

(c) Stock Options. Subject to the approval of the Company's Board of Directors, the Executive shall be granted twenty thousand (20,000) non-qualified options (the "'Options") to purchase shares of the Company's Common Stock, par value $.10 per share, (the "Stock") under the Company's Equity Incentive Plan. The Options shall be subject to the terms of the Equity Incentive Plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "'A". Subject to the Option Agreement (which shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i) Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: six thousand six hundred sixty-seven (6,667) Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; six thousand six hundred sixty-seven (6,667) Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; and six thousand six hundred sixty-six (6,666) Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(g), below, any remaining unexercisable Options shall become exercisable immediately.

(ii) Exercise. The Options shall be exercisable at a price equal to the fair market value of the Stock on the day the Term of Employment commences. The fair market value of the Stock shall equal the average of the high and low market sale prices on such day as reported by NASDAQ. The Options shall be exercisable for five years from the commencement of the Term of Employment.

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

(f) Reimbursement. Subject to policies established from time to time by the Company, the Company shall reimburse Executive for the reasonable expenses incurred by her in connection with the performance of her duties hereunder, including but not limited to, travel expenses and entertainment expenses, for which the Executive shall account to the Company in a manner sufficient to conform to Internal Revenue Service requirements.

(g) Relocation. The Company shall reimburse the Executive for the reasonable expenses incurred by the Executive in relocating from Lee's Summit, Missouri, to the Lenexa, Kansas area up to a maximum of $0. The Executive shall be required to submit to the Corporation invoices or other reasonable evidence of such expenses. Such relocation must be completed as soon as reasonably practical but not later than six months after the commencement of the Executive's employment with the Company. Prior to completing such relocation, the Executive will be responsible for her current and temporary living, commuting and travel costs.

4. Termination.

(a) Disability. If, as a result of the incapacity of the Executive due to physical or mental illness, the Executive is unable to perform substantially and continuously the duties assigned to her hereunder, with or without a reasonable accommodation, for a period of three (3) consecutive months or for a non-consecutive period of nine (9) months during the Term of Employment, the Company may terminate her employment for "Disability" upon thirty (30) days prior written notice to the Executive.

(b) Death. The Executive's employment shall terminate immediately upon the death of the Executive.

(c) Cause. The Company shall be entitled to terminate the Executive's employment for "Cause." Termination by the Company of the employment of the Executive for "Cause" shall mean termination based upon (i) the willful failure by the Executive to follow directions communicated to her by the President and Chief Executive Officer; (ii) the willful engaging by the Executive in conduct which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by the Executive to an act of fraud, misappropriation or embezzlement or to a felony; (iv) the Executive's habitual drunkenness or use of illegal substances; (v) a material breach by the Executive of this Agreement; or (vi) an act of gross neglect or gross misconduct which the Company deems in good faith to be good and sufficient cause.

(d) Termination Without Cause. The Company and the Employee shall each have the right to terminate the Executive's employment without cause at any time upon ninety (90) days prior written notice.

5. Compensation Upon Termination or During Disability

(a) Disability. During any period that the Executive fails to perform her full-time duties with the Company for a three month period as a result of incapacity due to physical or mental illness (the "Disability Period"), the Executive shall continue to receive her Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement, less any compensation payable to the Executive under the applicable disability insurance plan of the Company during the Disability Period, until this Agreement is terminated pursuant to Paragraph 4(a) hereof. Thereafter, or in the event the Executive's employment shall be terminated by reason of her death, the Executive's benefits shall be determined under the Company's insurance and other compensation programs then in effect in accordance with the terms of such programs and the Company shall have no further obligation to the Executive under this Agreement.

(b) Death. In the event of the Executive's death, the Executive's beneficiary shall be entitled to receive the Executive's Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement until the date of her death. Thereafter, the Company shall have no further obligation to the Executive or the Executive's beneficiary under this Agreement.

(c) Cause. If the Executive's employment shall be terminated by the Company for "Cause" as defined in Paragraph 4(c) of this Agreement, the Company shall continue to pay the Executive her Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement through the date of termination of the Executive's employment. Thereafter, the Company shall have no further obligation to the Executive under this Agreement.

(d) Termination Without Cause by the Company. If the Company voluntarily terminates the Executive's employment with the Company pursuant to Paragraph 4(d) of this Agreement, the Company shall continue to pay the Executive Executive's Annual Salary during the three month notice period provided for in Paragraph 4(d) at the rate in effect as of the day immediately preceding the commencement of the notice period, payable in equal installments consistent with the Company's normal salary payment cycles then in effect. Until the earlier of the end of the three month notice period or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

(e) Acquisition or Sale of Company. If a third party described in Paragraph 5(f) of this Agreement terminates the Executive due to "an acquisition or sale of the Company", as described in Paragraph 5(f) below, the Company shall pay the Executive an amount equal to six months of Executive's Annual Base Salary at the rate in effect at the date of termination of the Executive's employment during the period of the Executive's employment, payable in six equal monthly installments. Until the earlier of the end of the six month period immediately following the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement. Notwithstanding the foregoing, if in conjunction with an acquisition or sale of the Company to a third party, the third party (i) requests that the Executive continue to provide services to the Company or such third party after the closing of the acquisition or sale of the Company and (ii) agrees to pay the Executive compensation for the Executive's services at a rate at least equal to the Executive's compensation in effect as of the date immediately preceding the date on which the acquisition or sale of the Company is consummated, the Executive must provide such services for at least forty-five (45) days, unless the third party terminates Executive's services without Cause prior to the end of such forty-five (45) day period. If the Executive fails to fulfill the requirement of the preceding sentence for any reason, then the Executive will not be eligible for payments under this Paragraph 5(e). On the other hand, if the Executive does fulfill such requirement and the Executive's employment is subsequently terminated, then the Executive will be entitled to receive the payments described in this Paragraph 5(e). Payments under this Paragraph 5(e) are intended to be in lieu of the payments the Executive would otherwise be entitled to under Paragraph 5(d).

(f) Definition. For purposes hereof, "an acquisition or sale of the Company" to or by "a third party" shall mean the occurrence of any transaction or series of transactions which within a six (6) month period result in (I) greater than fifty percent (50%) of the then outstanding shares of Common Stock of the Company (for cash, property including, without limitation, stock in any corporation or other third party legal entity, indebtedness or any combination thereof) have been redeemed by the Company or purchased by a third party not previously affiliated with the Company, or exchanged for shares in any other corporation or other third party legal entity not previously affiliated with the Company, or any combination of such redemption, purchase or exchange, (II) greater than fifty percent (50%) in book value of the Company's gross assets are acquired by a third party not previously affiliated with the Company (for cash, property including, without limitation, stock in any corporation whether or not unaffiliated with the Company, indebtedness of any person or any combination thereof), or (III) the Company is merged or consolidated with another private or public corporation or other third party legal entity and the former holders of shares of Common Stock of the Company own less than 25% of the voting power of the acquiring, resulting or surviving corporation or other third party legal entity. For the purposes hereof a director or officer of the Company shall be considered "affiliated with the Company."

(g) Termination Without Cause by the Executive. If the Employee voluntarily resigns her employment with the Company pursuant to Paragraph 4(d) of this Agreement, the Company shall pay the Executive an amount equal to three (3) months of the Executive's Annual Base Salary at highest rate in effect during the period of the Executive's employment, in three (3) equal monthly installments, and shall provide health insurance for such three month period. After the last of such payments, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

6. Confidentiality and Restrictive Covenants.

(a) The Executive acknowledges that:

(i) the business in which the Company is engaged is intensely competitive and her employment by the Company will require that he have continual access to and knowledge of confidential information of the Company, including, but not limited to, the nature and scope of its products, the object and source code offered, marketed or under development by the Company or under consideration by the Company for development, acquisition, or marketing by the Company and the documentation prepared or to be prepared for use by the Company (and the phrase "by the Company" shall include other vendors, licensees or and resellers and value-added resellers of the Company's products or proposed product) and the Company's plans for creation, acquisition, improvement or disposition of products or software, expansion plans, financial status and plans, products, improvements, formulas, designs or styles, method of distribution, lists of remarketing and value-added and other resellers customer lists and contact lists, product development plans, rules and regulations, personnel information and trade secrets of the Company, all of which are of vital importance to the success of the Company's business, provided that Confidential Information will not include information which has become publicly known otherwise than through a breach by Executive of the provisions of this Agreement (collectively, "Confidential Information");

(ii) the direct or indirect disclosure of any Confidential Information would place the Company at a serious competitive disadvantage and would do serious damage, financial and otherwise, to the Company's business;

(iii) by her training, experience and expertise, the Executive's services to the Company will be special and unique; and

(iv) if the Executive leaves the Company's employ to work for a competitive business, in any capacity, it would cause the Company irreparable harm.

(b) Covenant Against Disclosure. The Executive therefore covenants and agrees that all Confidential Information relating to the business products and services of the Company, any subsidiary, affiliate, seller or reseller, value-added vendor or customer shall be and remain the sole property and confidential business information of the Company, free of any rights of the Executive. The Executive further agrees not to make any use of the confidential information except in the performance of her duties hereunder and not to disclose the information to third parties, without the prior written consent of the Company. The obligations of the Executive under this Paragraph 6 shall survive any termination of this Agreement. The Executive agrees that, upon any termination of her employment with the Company, all Confidential Information in her possession, directly or indirectly, that is in written or other tangible or readable form (together with all duplicates thereof) will forthwith be returned to the Company and will not be retained by the Executive or furnished to any third party, either by sample, facsimile, film, audio or video cassette, electronic data, verbal communication or any other means of communication.

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

(d) Further Covenant. Until the date which is one (1) year after the date of the termination of the Executive's employment hereunder for any reason, the Executive will not, directly or indirectly, take any of the following actions, and, to the extent the Executive owns, manages, operates, controls, is employed by or participates in the ownership, management, operation or control of, or is connected in any manner with, any business of the type and character engaged in and competitive with that conducted by the Company or any of its subsidiaries or affiliates during the period of the Executive's employment, the Executive will use her best efforts to ensure that such business does not take any of the following actions:

(i) persuade or attempt to persuade any customer of the Company or any seller, reseller or value-added vendor of the Company or of its products to cease doing business with the Company or any of its subsidiaries or affiliates, or to reduce the amount of business it does with the Company or any of its subsidiaries or affiliates;

(ii) solicit for herself or any entity the business of (A) any customer of the Company or any of its subsidiaries or affiliates, or (B) any seller, reseller or-value-added vendor of the Company, or of its products, or (C) solicit any business from a customer which was a customer of the Company or any of its subsidiaries or affiliates within six months prior to the termination of the Executive's employment; and

(iii) persuade or attempt to persuade any employee of the Company or any of its subsidiaries or affiliates or any individual who was an employee of the Company or any of its subsidiaries or affiliates, at any time during the six-month period prior to the Executive's termination of employment, to leave the employ of the Company or any of its subsidiaries or affiliates.

7. Intellectual Property. The Executive hereby agrees that any and all (i) software, object code, source code, and documentation, (ii) any improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, patents, trade secrets, (iii) Food and Drug Administrative ("FDA") applications seeking approval by the FDA, information contained in the Forms 510-k of the FDA and approvals from FDA, and (iv) other proprietary information made, developed or created by the Executive (whether at the request or suggestion of the Company or otherwise, whether alone or in conjunction with others, and whether during regular working hours of work or otherwise) during the period of her employment with the Company, which may be directly or indirectly useful in, or relate to, the business being carried out by the Company or any of its subsidiaries or affiliates, shall be promptly and fully disclosed by the Executive to the Board of Directors and shall be the Company's exclusive property as against the Executive, and the Executive shall promptly deliver to the Board of Directors of the Company all papers, drawings, models, data and other material relating to any invention made, developed or created by her as aforesaid.

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

8. Breach by Employee. Both parties recognize that the services to be rendered under this Agreement by the Executive are special, unique and extraordinary in character, and that in the event of a breach by Employee of the terms and conditions of the Agreement to be performed by her, then the Company shall be entitled, if it so elects, to institute and prosecute proceedings in any court of competent jurisdiction, either in law or in equity, to enforce the specific performance thereof by the Executive. Without limiting the generality of the foregoing, the parties acknowledge that a breach by the Executive of her obligations under Paragraph 6 or 7 would cause the Company irreparable harm, that no adequate remedy at law would be available in respect thereof and that therefore the Company would be entitled to injunctive relief with respect thereto.

9 Arbitration. Without precluding acting to obtain specific performance and/or injunctive relief pursuant to Paragraph 8 above, in the event of any dispute between the parties hereto arising out of or relating to this Agreement or the employment relationship, including, without limitation, any statutory claims of discrimination, between the Company and the Executive (except any dispute with respect to Paragraphs 6 and 7 hereof), such dispute shall be settled by arbitration in Nassau County or New York County, State of New York, or in Wyandotte County or the City of Kansas City, State of Kansas, in accordance with the National Rules for the Resolution of Employment Disputes then in effect of the American Arbitration Association. The parties hereto agree that the arbitral panel shall also be empowered to grant injunctive relief to a party, which may be included in any award. Judgment upon the award rendered, including injunctive relief, may be entered in any court having jurisdiction thereof. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Paragraphs 6 or 7, neither the Executive nor the Company shall be required to arbitrate such dispute or claim, but each party shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceeding hereunder.

10. Miscellaneous.

(a) Successors; Binding Agreement. This Agreement and the obligations of the Company hereunder and all rights of the Executive hereunder shall inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns, provided, however, that the duties of the Executive hereunder are personal to the Executive and may not be delegated or assigned by her.

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

If to the Company:

Mediware Information Systems, Inc.
11711 W. 79th Street
Lenexa, Kansas 66214
Attn: Chief Executive Officer and President

If to the Executive:

Jill Suppes
1225 Southwest Creekside Drive
Lee's Summit, Missouri 64081

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

(i) Capacity. The Executive represents and warrants that she is not a party to any agreement that would prohibit her from entering into this Agreement or performing fully her obligations hereunder.

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.

EXECUTIVE	MEDIWARE INFORMATION SYSTEMS, INC.

JILL SUPPES	GEORGE J. BARRY
____________________________________	By ____________________________________
JILL SUPPES	GEORGE J. BARRY
Name: George J. Barry Title: President and Chief Executive Officer

Exhibit 10.34

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made this 9th day of February, 2001 between Mediware Information Systems, Inc., (hereinafter "the Company") and Michael L. Crabtree (hereinafter "the Executive").

WHEREAS, the Company desires to employ the Executive as the Vice President and General Manager of its Pharmacy Division, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1. Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as Vice President and General Manager of the Pharmacy Division of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to him by the President and Chief Executive Officer. The Executive further agrees to use his best efforts to promote the interests of the Company and to devote his full business time and energies to the business and affairs of the Company.

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

3. Compensation and Other Related Matters.

(a) Salary. As compensation for services rendered hereunder, the Executive shall receive an Annual Base Salary of one hundred fifty thousand dollars ($150,000.00), which salary shall be paid in accordance with the Company's then prevailing payroll practices for its officers and shall be subject to review annually by the Board of Directors.

(b) Bonus. During the term of this Agreement, and in the Board of Directors' sole discretion, the Executive shall be eligible to receive an Annual Bonus of up to 50% of Annual Base Salary, payable at the time of the conclusion of the annual audit. The amount of the Annual Bonus payable to the Executive will be based upon Executive meeting performance criteria established by the Company. Performance criteria for 2001 of this Agreement will be attached as an addendum to this Agreement no later than three weeks after the execution hereof. Performance criteria for subsequent years will similarly be set forth in a written addendum to be attached to this Agreement. The Annual Bonus for 2001 will be pro-rated to reflect the actual number of days during the year in which Executive was employed by the Company. If the Executive leaves the Company for any reason in the middle of a year, the Annual Bonus for that year will be pro-rated in the same manner, except if Executive resigns without Good Reason as described in Paragraph 4(d), below, or is terminated for Cause pursuant to Paragraph 5(c), below, in which case no Annual Bonus will be paid.

(c) Stock Options. Subject to the approval of the Company's Board of Directors, the Executive shall be granted fifty thousand (50,000) non-qualified options (the "'Options") to purchase shares of the Company's Common Stock, par value $.10 per share, (the "Stock") under the Company's Equity Incentive Plan. The Options shall be subject to the terms of the Equity Incentive Plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "'A". Subject to the Option Agreement (which shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i) Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: Sixteen thousand six hundred sixty-six (16,666) Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; Sixteen thousand six hundred sixty-seven (16,667) Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; and Sixteen thousand six hundred sixty-seven (16,667) Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(g), below, any remaining unexercisable Options shall become exercisable immediately.

(ii) Exercise. The Options shall be exercisable at a price equal to the fair market value of the Stock on the day the Term of Employment commences. The fair market value of the Stock shall equal the average of the high and low market sale prices on such day as reported by NASDAQ. The Options shall be exercisable for five years from the commencement of the Term of Employment.

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

(g) Relocation. The Company shall reimburse the Executive for the reasonable expenses incurred by the Executive in relocating from Coppell, Texas, to the Lenexa, Kansas area up to a maximum of $20,000.00. The Executive shall be required to submit to the Corporation invoices or other reasonable evidence of such expenses. Such relocation must be completed as soon as reasonably practical but not later than six months after the commencement of the Executive's employment with the Company. Prior to completing such relocation, the Executive will be responsible for his current and temporary living, commuting and travel costs.

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

(c) Cause. The Company shall be entitled to terminate the Executive's employment for "Cause." Termination by the Company of the employment of the Executive for "Cause" shall mean termination based upon (i) the willful failure by the Executive to follow directions communicated to him by the President and Chief Executive Officer; (ii) the willful engaging by the Executive in conduct which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by the Executive to an act of fraud, misappropriation or embezzlement or to a felony; (iv) the Executive's habitual drunkenness or use of illegal substances; (v) a material breach by the Executive of this Agreement; or (vi) an act of gross neglect or gross misconduct which the Company deems in good faith to be good and sufficient cause.

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

(d) Termination Without Cause by the Company. If the Company voluntarily terminates the Executive's employment with the Company pursuant to Paragraph 4(d) of this Agreement, the Company shall continue to pay the Executive Executive's Annual Salary during the three month notice period provided for in Paragraph 4(d) at the rate in effect as of the day immediately preceding the commencement of the notice period, payable in equal installments consistent with the Company's normal salary payment cycles then in effect. Until the earlier of the end of the three month notice period or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

(e) Acquisition or Sale of Company. If a third party described in Paragraph 5(f) of this Agreement terminates the Executive due to "an acquisition or sale of the Company", as described in Paragraph 5(f) below, the Company shall pay the Executive an amount equal to six months of Executive's Annual Base Salary at the rate in effect at the date of termination of the Executive's employment during the period of the Executive's employment, payable in six equal monthly installments. Until the earlier of the end of the six month period immediately following the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement. Notwithstanding the foregoing, if in conjunction with an acquisition or sale of the Company to a third party, the third party (i) requests that the Executive continue to provide services to the Company or such third party after the closing of the acquisition or sale of the Company and (ii) agrees to pay the Executive compensation for the Executive's services at a rate at least equal to the Executive's compensation in effect as of the date immediately preceding the date on which the acquisition or sale of the Company is consummated, the Executive must provide such services for at least forty-five (45) days, unless the third party terminates Executive's services without Cause prior to the end of such forty-five (45) day period. If the Executive fails to fulfill the requirement of the preceding sentence for any reason, then the Executive will not be eligible for payments under this Paragraph 5(e). On the other hand, if the Executive does fulfill such requirement and the Executive's employment is subsequently terminated, then the Executive will be entitled to receive the payments described in this Paragraph 5(e). Payments under this Paragraph 5(e) are intended to be in lieu of the payments the Executive would otherwise be entitled to under Paragraph 5(d).

(f) Definition. For purposes hereof, "an acquisition or sale of the Company" to or by "a third party" shall mean the occurrence of any transaction or series of transactions which within a six (6) month period result in (I) greater than fifty percent (50%) of the then outstanding shares of Common Stock of the Company (for cash, property including, without limitation, stock in any corporation or other third party legal entity, indebtedness or any combination thereof) have been redeemed by the Company or purchased by a third party not previously affiliated with the Company, or exchanged for shares in any other corporation or other third party legal entity not previously affiliated with the Company, or any combination of such redemption, purchase or exchange, (II) greater than fifty percent (50%) in book value of the Company's gross assets are acquired by a third party not previously affiliated with the Company (for cash, property including, without limitation, stock in any corporation whether or not unaffiliated with the Company, indebtedness of any person or any combination thereof), or (III) the Company is merged or consolidated with another private or public corporation or other third party legal entity and the former holders of shares of Common Stock of the Company own less than 25% of the voting power of the acquiring, resulting or surviving corporation or other third party legal entity. For the purposes hereof a director or officer of the Company shall be considered "affiliated with the Company."

(g) Termination Without Cause by the Executive. If the Employee voluntarily resigns his employment with the Company pursuant to Paragraph 4(d) of this Agreement, the Company shall pay the Executive an amount equal to three (3) months of the Executive's Annual Base Salary at highest rate in effect during the period of the Executive's employment, in three (3) equal monthly installments, and shall provide health insurance for such three month period. After the last of such payments, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

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

(ii) solicit for himself or any entity the business of (A) any customer of the Company or any of its subsidiaries or affiliates, or (B) any seller, reseller or-value-added vendor of the Company, or of its products, or (C) solicit any business from a customer which was a customer of the Company or any of its subsidiaries or affiliates within six months prior to the termination of the Executive's employment; and

(iii) persuade or attempt to persuade any employee of the Company or any of its subsidiaries or affiliates or any individual who was an employee of the Company or any of its subsidiaries or affiliates, at any time during the six-month period prior to the Executive's termination of employment, to leave the employ of the Company or any of its subsidiaries or affiliates.

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

9 Arbitration. Without precluding acting to obtain specific performance and/or injunctive relief pursuant to Paragraph 8 above, in the event of any dispute between the parties hereto arising out of or relating to this Agreement or the employment relationship, including, without limitation, any statutory claims of discrimination, between the Company and the Executive (except any dispute with respect to Paragraphs 6 and 7 hereof), such dispute shall be settled by arbitration in Nassau County or New York County, State of New York, or in Wyandotte County or the City of Kansas City, State of Kansas, in accordance with the National Rules for the Resolution of Employment Disputes then in effect of the American Arbitration Association. The parties hereto agree that the arbitral panel shall also be empowered to grant injunctive relief to a party, which may be included in any award. Judgment upon the award rendered, including injunctive relief, may be entered in any court having jurisdiction thereof. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Paragraphs 6 or 7, neither the Executive nor the Company shall be required to arbitrate such dispute or claim, but each party shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceeding hereunder.

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

If to the Company:

Mediware Information Systems, Inc.
11711 W. 79th Street
Lenexa, Kansas 66214
Attn: Chief Executive Officer

If to the Executive:

Michael L. Crabtree
709 Castle Creek Drive
Coppell, Texas 75019

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

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.

EXECUTIVE	MEDIWARE INFORMATION SYSTEMS, INC.

MICHAEL L. CRABTREE	GEORGE J. BARRY
____________________________________	By ____________________________________
MICHAEL L. CRABTREE	GEORGE J. BARRY
Name: George J. Barry Title: President and Chief Executive Officer

Exhibit 10.35

EMPLOYMENT AGREEMENT

THE EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made as of the 27th day of February, 2001 between Mediware Information Systems, Inc., (hereinafter "the Company") and Barbara Conner (hereinafter "the Executive").

WHEREAS, the Company desires to employ the Executive as its Vice President, Sales and Marketing for its Blood Bank Division, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1. Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as Vice President for Sales and Marketing of the Blood Bank Division of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to her by the General Manager of the Blood Bank Division and the President and Chief Executive Officer. Among other things, Executive's responsibilities will include (i) organizing and maintaining the Blood Bank sales organization; (ii) developing and maintaining reseller relationships, working prospect lists and a professional sales staff; (iii) preparing and achieving realistic budgets; (iv) maintaining good records of all prospects for Blood Bank products; and (v) supporting and working closely with the General Manager in planning and establishing a business plan for the Blood Bank Division. The Executive further agrees to use her best efforts to promote the interests of the Company and to devote her full business time and energies to the business and affairs of the Company.

2. Term of Employment. The employment hereunder shall be for a term of [one] year, commencing on the date hereof and ending on the [first] anniversary of the date hereof (the "'Expiration Date"), unless terminated earlier pursuant to Paragraph 4 of this Agreement (the "Term of Employment"). This Agreement shall automatically renew for successive terms of one (1) year (each a "Renewal Term") commencing on the first day immediately following the Expiration Date, unless such renewal is objected to by either the Company or the Executive by giving prior written notice more than ninety (90) days and less than one hundred and twenty (120) days prior to the scheduled Expiration Date. In the event of such renewal, the last day of each successive Renewal Term shall be deemed the Expiration Date.

3. Compensation and Other Related Matters.

(a) Salary. As compensation for services rendered hereunder the Executive shall receive an Annual Base Salary of one hundred ten thousand dollars ($110,000.00) (retroactive to January 1, 2001, and through June 30, 2001), to be increased on July 1, 2001 to one hundred twenty thousand dollars ($120,000), which salary shall be paid in accordance with the Company's then prevailing payroll practices for its executives and shall be subject to review annually by the Board of Directors.

(b) Commissions. For the balance of fiscal year 2001, the Executive will receive a commission of three percent (3%) on system sales revenue recognized by the Company's Blood Bank division. The Executive's commission rate for the next fiscal year will be determined no later than July, 15, 2001 based on good faith negotiations between the Executive and the Company's senior management.

(c) Stock Options. Subject to the approval of the Company's Board of Directors, the Executive shall be granted thirty five thousand (35,000) non-qualified options (the "'Options") to purchase shares of the Company's Common Stock, par value $.10 per share, (the "Stock") under the Company's Equity Incentive Plan. The Options shall be subject to the terms of the Equity Incentive Plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "'A". Subject to the Option Agreement (which shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i) Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: eight thousand seven hundred fifty (8,750) Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; eight thousand seven hundred fifty (8,750) Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; eight thousand seven hundred fifty (8,750) Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment and eight thousand seven hundred fifty (8,750) Options shall become exercisable on the fourth anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(f), below, any remaining unexercisable Options shall become exercisable immediately.

(ii) Exercise. The Options shall be exercisable at a price equal to the fair market value of the Stock on the day the Term of Employment commences. The fair market value of the Stock shall equal the average of the high and low market sale prices on such day as reported by NASDAQ. The Options shall be exercisable for five years from the commencement of the Term of Employment.

(d) Other Benefits. The fringe benefits, perquisites and other benefits of employment, including three (3) weeks vacation, to be provided to the Executive shall be equivalent to such benefits and perquisites as are provided to other senior executives of the Company as amended from time to time.

(e) Reimbursement. Subject to policies established from time to time by the Company, the Company shall reimburse the Executive for the reasonable expenses incurred by her in connection with the performance of her duties hereunder, including but not limited to, travel expenses and entertainment expenses, for which the Executive shall account to the Company in a manner sufficient to conform to Internal Revenue Service requirements.

4. Termination. The Company shall be entitled to terminate the Executive's employment for "Cause" at any time immediately upon delivery of written notice or for no Cause at any time upon ninety (90) days prior written notice. Termination by the Company of the employment of the Executive for "Cause" shall mean termination based upon (i) the willful failure by the Executive to follow directions communicated to her by the President and Chief Executive Officer; (ii) the willful engaging by the Executive in conduct which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by the Executive to an act of fraud, misappropriation or embezzlement or to a felony; (iv) the Executive's habitual drunkenness or use of illegal substances; (v) a material breach by the Executive of this Agreement; or (vi) an act of gross neglect or gross misconduct which the Company deems in good faith to be good and sufficient cause. The Employee shall have the right to terminate the Executive's employment without cause at any time upon ninety (90) days prior written notice.

5. Compensation Upon Termination or During Disability

(a) Disability. During any period that the Executive fails to perform her full-time duties with the Company for a three month period as a result of incapacity due to physical or mental illness (the "Disability Period"), the Executive shall continue to receive her Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement, less any compensation payable to the Executive under the applicable disability insurance plan of the Company during the Disability Period, until this Agreement is terminated pursuant to Paragraph 4 hereof. Thereafter, or in the event the Executive's employment shall be terminated by reason of her death, the Executive's benefits shall be determined under the Company's insurance and other compensation programs then in effect in accordance with the terms of such programs and the Company shall have no further obligation to the Executive under this Agreement.

(b) Death. In the event of the Executive's death, the Executive's beneficiary shall be entitled to receive the Executive's Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement until the date of her death. Thereafter, the Company shall have no further obligation to the Executive or the Executive's beneficiary under this Agreement.

(c) Cause. If the Executive's employment shall be terminated by the Company for "Cause" as defined in Paragraph 4 of this Agreement, the Company shall continue to pay the Executive her Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement through the date of termination of the Executive's employment. Thereafter, the Company shall have no further obligation to the Executive under this Agreement.

(d) Termination Without Cause by the Company. If the Company voluntarily terminates the Executive's employment with the Company pursuant to Paragraph 4 of this Agreement, the Company shall continue to pay the Executive Executive's Annual Salary during the three month notice period provided for in Paragraph 4 at the rate in effect as of the day immediately preceding the commencement of the notice period, payable in equal installments consistent with the Company's normal salary payment cycles then in effect. Until the earlier of the end of the three month notice period or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

(e) Acquisition or Sale of Company. If a third party described in Paragraph 5(f) of this Agreement terminates the Executive due to "an acquisition or sale of the Company", as described in Paragraph 5(f) below, the Company shall pay the Executive an amount equal to six months of Executive's Annual Base Salary at the rate in effect at the date of termination of the Executive's employment during the period of the Executive's employment, payable in six equal monthly installments. Until the earlier of the end of the six month period immediately following the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement. Notwithstanding the foregoing, if in conjunction with an acquisition or sale of the Company to a third party, the third party (i) requests that the Executive continue to provide services to the Company or such third party after the closing of the acquisition or sale of the Company and (ii) agrees to pay the Executive compensation for the Executive's services at a rate at least equal to the Executive's compensation in effect as of the date immediately preceding the date on which the acquisition or sale of the Company is consummated, the Executive must provide such services for at least ninety (90) days, unless the third party terminates Executive's services without Cause prior to the end of such ninety (90) day period. If the Executive fails to fulfill the requirement of the preceding sentence for any reason, then the Executive will not be eligible for payments under this Paragraph 5(e). On the other hand, if the Executive does fulfill such requirement and the Executive's employment is subsequently terminated within the six month period following the acquisition or sale of the Company, then the Executive will be entitled to receive the payments described in this Paragraph 5(e). Payments under this Paragraph 5(e) are intended to be in lieu of the payments the Executive would otherwise be entitled to under Paragraph 5(d), which will not apply in the case of an acquisition or sale of the Company.

(f) Definition. For purposes hereof, "an acquisition or sale of the Company" to or by "a third party" shall mean the occurrence of any transaction or series of transactions which within a six (6) month period result in (I) greater than fifty percent (50%) of the then outstanding shares of Common Stock of the Company (for cash, property including, without limitation, stock in any corporation or other third party legal entity, indebtedness or any combination thereof) have been redeemed by the Company or purchased by a third party not previously affiliated with the Company, or exchanged for shares in any other corporation or other third party legal entity not previously affiliated with the Company, or any combination of such redemption, purchase or exchange, (II) greater than fifty percent (50%) in book value of the Company's gross assets are acquired by a third party not previously affiliated with the Company (for cash, property including, without limitation, stock in any corporation whether or not unaffiliated with the Company, indebtedness of any person or any combination thereof), or (III) the Company is merged or consolidated with another private or public corporation or other third party legal entity and the former holders of shares of Common Stock of the Company own less than 25% of the voting power of the acquiring, resulting or surviving corporation or other third party legal entity. For the purposes hereof a director or officer of the Company shall be considered "affiliated with the Company."

6. Confidentiality and Restrictive Covenants.

(a) The Executive acknowledges that:

(i) the business in which the Company is engaged is intensely competitive and her employment by the Company will require that she have continual access to and knowledge of confidential information of the Company, including, but not limited to, the nature and scope of its products, the object and source code offered, marketed or under development by the Company or under consideration by the Company for development, acquisition, or marketing by the Company and the documentation prepared or to be prepared for use by the Company (and the phrase "by the Company" shall include other vendors, licensees or and resellers and value-added resellers of the Company's products or proposed product) and the Company's plans for creation, acquisition, improvement or disposition of products or software, expansion plans, financial status and plans, products, improvements, formulas, designs or styles, method of distribution, lists of remarketing and value-added and other resellers customer lists and contact lists, product development plans, rules and regulations, personnel information and trade secrets of the Company, all of which are of vital importance to the success of the Company's business, provided that Confidential Information will not include information which has become publicly known otherwise than through a breach by Executive of the provisions of this Agreement (collectively, "Confidential Information");

(ii) the direct or indirect disclosure of any Confidential Information would place the Company at a serious competitive disadvantage and would do serious damage, financial and otherwise, to the Company's business;

(iii) by her training, experience and expertise, the Executive's services to the Company will be special and unique; and

(iv) if the Executive leaves the Company's employ to work for a competitive business, in any capacity, it would cause the Company irreparable harm.

(b) Covenant Against Disclosure. The Executive therefore covenants and agrees that all Confidential Information relating to the business products and services of the Company, any subsidiary, affiliate, seller or reseller, value-added vendor or customer shall be and remain the sole property and confidential business information of the Company, free of any rights of the Executive. The Executive further agrees not to make any use of the confidential information except in the performance of her duties hereunder and not to disclose the information to third parties, without the prior written consent of the Company. The obligations of the Executive under this Paragraph 6 shall survive any termination of this Agreement. The Executive agrees that, upon any termination of her employment with the Company, all Confidential Information in her possession, directly or indirectly, that is in written or other tangible or readable form (together with all duplicates thereof) will forthwith be returned to the Company and will not be retained by the Executive or furnished to any third party, either by sample, facsimile, film, audio or video cassette, electronic data, verbal communication or any other means of communication.

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

(d) Further Covenant. Until the date which is one (1) year after the date of the termination of the Executive's employment hereunder for any reason, the Executive will not, directly or indirectly, take any of the following actions, and, to the extent the Executive owns, manages, operates, controls, is employed by or participates in the ownership, management, operation or control of, or is connected in any manner with, any business of the type and character engaged in and competitive with that conducted by the Company or any of its subsidiaries or affiliates during the period of the Executive's employment, the Executive will use her best efforts to ensure that such business does not take any of the following actions:

(i) persuade or attempt to persuade any customer of the Company or any seller, reseller or value-added vendor of the Company or of its products to cease doing business with the Company or any of its subsidiaries or affiliates, or to reduce the amount of business it does with the Company or any of its subsidiaries or affiliates;

(ii) solicit for herself or any entity the business of (A) any customer of the Company or any of its subsidiaries or affiliates, or (B) any seller, reseller or-value-added vendor of the Company, or of its products, or (C) solicit any business from a customer which was a customer of the Company or any of its subsidiaries or affiliates within six months prior to the termination of the Executive's employment; and

(iii) persuade or attempt to persuade any employee of the Company or any of its subsidiaries or affiliates or any individual who was an employee of the Company or any of its subsidiaries or affiliates, at any time during the six-month period prior to the Executive's termination of employment, to leave the employ of the Company or any of its subsidiaries or affiliates.

7. Intellectual Property. The Executive hereby agrees that any and all (i) software, object code, source code, and documentation, (ii) any improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, patents, trade secrets, (iii) Food and Drug Administrative ("FDA") applications seeking approval by the FDA, information contained in the Forms 510-k of the FDA and approvals from FDA, and (iv) other proprietary information made, developed or created by the Executive (whether at the request or suggestion of the Company or otherwise, whether alone or in conjunction with others, and whether during regular working hours of work or otherwise) during the period of her employment with the Company, which may be directly or indirectly useful in, or relate to, the business being carried out by the Company or any of its subsidiaries or affiliates, shall be promptly and fully disclosed by the Executive to the Board of Directors and shall be the Company's exclusive property as against the Executive, and the Executive shall promptly deliver to the Board of Directors of the Company all papers, drawings, models, data and other material relating to any invention made, developed or created by her as aforesaid.

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

8. Breach by Employee. Both parties recognize that the services to be rendered under this Agreement by the Executive are special, unique and extraordinary in character, and that in the event of a breach by Employee of the terms and conditions of the Agreement to be performed by her, then the Company shall be entitled, if it so elects, to institute and prosecute proceedings in any court of competent jurisdiction, either in law or in equity, to enforce the specific performance thereof by the Executive. Without limiting the generality of the foregoing, the parties acknowledge that a breach by the Executive of her obligations under Paragraph 6 or 7 would cause the Company irreparable harm, that no adequate remedy at law would be available in respect thereof and that therefore the Company would be entitled to injunctive relief with respect thereto.

9 Arbitration. Without precluding acting to obtain specific performance and/or injunctive relief pursuant to Paragraph 8 above, in the event of any dispute between the parties hereto arising out of or relating to this Agreement or the employment relationship, including, without limitation, any statutory claims of discrimination, between the Company and the Executive (except any dispute with respect to Paragraphs 6 and 7 hereof), such dispute shall be settled by arbitration in Nassau County or New York County, State of New York, or in Wyandotte County or the City of Kansas City, State of Kansas, in accordance with the National Rules for the Resolution of Employment Disputes then in effect of the American Arbitration Association. The parties hereto agree that the arbitral panel shall also be empowered to grant injunctive relief to a party, which may be included in any award. Judgment upon the award rendered, including injunctive relief, may be entered in any court having jurisdiction thereof. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Paragraphs 6 or 7, neither the Executive nor the Company shall be required to arbitrate such dispute or claim, but each party shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceeding hereunder.

10. Miscellaneous.

(a) Successors; Binding Agreement. This Agreement and the obligations of the Company hereunder and all rights of the Executive hereunder shall inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns, provided, however, that the duties of the Executive hereunder are personal to the Executive and may not be delegated or assigned by her.

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

If to the Company:

Mediware Information Systems, Inc.
11711 W. 79th Street
Lenexa, Kansas 66214
Attn: President and Chief Executive Officer

If to the Executive:

Barbara Conner
[address]

or to such other address as either party may designate by notice to the other, which notice shall be deemed to have been given upon receipt.

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

(i) Capacity. The Executive represents and warrants that she is not a party to any agreement that would prohibit her from entering into this Agreement or performing fully her obligations hereunder.

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.

EXECUTIVE	MEDIWARE INFORMATION SYSTEMS, INC.

BARBARA CONNER	GEORGE J. BARRY
____________________________________	By ____________________________________
BARBARA CONNER	GEORGE J. BARRY
Name: George J. Barry Title: President and Chief Executive Officer

Exhibit 10.36

EMPLOYMENT AGREEMENT

THE EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made as of the 3rd day of April, 2001 between Mediware Information Systems, Inc., (hereinafter "the Company") and Robert Jenks (hereinafter "the Executive").

WHEREAS, the Company desires to employ the Executive as its General Manager of its Blood Bank Division, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1. Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as General Manager of the Blood Bank Division of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to him by the President and Chief Executive Officer. The Executive further agrees to use his best efforts to promote the interests of the Company and to devote his full business time and energies to the business and affairs of the Company.

2. Term of Employment. The employment hereunder shall be for a term of [one] year, commencing on the date hereof and ending on the [first] anniversary of the date hereof (the "'Expiration Date"), unless terminated earlier pursuant to Paragraph 4 of this Agreement (the "Term of Employment"). This Agreement shall automatically renew for successive terms of one (1) year (each a "Renewal Term") commencing on the first day immediately following the Expiration Date, unless such renewal is objected to by either the Company or the Executive by giving prior written notice more than ninety (90) days and less than one hundred and twenty (120) days prior to the scheduled Expiration Date. In the event of such renewal, the last day of each successive Renewal Term shall be deemed the Expiration Date.

3. Compensation and Other Related Matters.

(a) Salary. As compensation for services rendered hereunder, the Executive shall receive an Annual Base Salary of one hundred twenty five thousand dollars ($125,000.00), which salary shall be paid in accordance with the Company's then prevailing payroll practices for its executives and shall be subject to review annually by the Board of Directors.

(b) Bonus. In the Board of Directors' sole discretion, the Executive shall be eligible to receive an annual bonus (the "Annual Bonus"). For the fiscal year ending June 30, 2001 the Annual Bonus will be in an amount to be determined by the Board of Directors based upon Executive's performance, not to exceed ten thousand dollars ($10,000), payable upon the conclusion of the annual audit. For the fiscal year ending June 30, 2002 the Annual Bonus will be in an amount determined by the Board of Directors based upon Executive's performance, not to exceed fifty percent (50%) of Annual Base Salary for said fiscal year, payable at the time of the conclusion of the annual audit. If the Executive leaves the Company for any reason in the middle of a fiscal year commencing with fiscal 2002, the Annual Bonus for that year will be pro-rated to reflect the actual number of days during the year in which Executive was employed by the Company, except if Executive resigns without good reason, or is terminated for Cause pursuant to Paragraph 5(c), below, in which case no Annual Bonus will be paid.

(c) Stock Options. Subject to the approval of the Company's Board of Directors, the Executive shall be granted twenty thousand (20,000) non-qualified options (the "'Options") to purchase shares of the Company's Common Stock, par value $.10 per share, (the "Stock") under the Company's Equity Incentive Plan. The Options shall be subject to the terms of the Equity Incentive Plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "'A". Subject to the Option Agreement (which shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i) Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: five thousand (5,000) Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; five thousand (5,000) Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; five thousand (5,000) Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment and five thousand (5,000) Options shall become exercisable on the fourth anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(f), below, any remaining unexercisable Options shall become exercisable immediately.

(ii) Exercise. The Options shall be exercisable at a price equal to the fair market value of the Stock on the day the Term of Employment commences. The fair market value of the Stock shall equal the average of the high and low market sale prices on such day as reported by NASDAQ. The Options shall be exercisable for five years from the commencement of the Term of Employment.

(d) Other Benefits. The fringe benefits, perquisites and other benefits of employment, including three (3) weeks vacation, to be provided to the Executive shall be equivalent to such benefits and perquisites as are provided to other senior executives of the Company as amended from time to time.

(e) Reimbursement. Subject to policies established from time to time by the Company, the Company shall reimburse the Executive for the reasonable expenses incurred by him in connection with the performance of his duties hereunder, including but not limited to, travel expenses and entertainment expenses, for which the Executive shall account to the Company in a manner sufficient to conform to Internal Revenue Service requirements.

4. Termination. The Company shall be entitled to terminate the Executive's employment for "Cause" at any time immediately upon delivery of written notice or for no Cause at any time upon ninety (90) days prior written notice. Termination by the Company of the employment of the Executive for "Cause" shall mean termination based upon (i) the willful failure by the Executive to follow directions communicated to him by the President and Chief Executive Officer; (ii) the willful engaging by the Executive in conduct which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by the Executive to an act of fraud, misappropriation or embezzlement or to a felony; (iv) the Executive's habitual drunkenness or use of illegal substances; (v) a material breach by the Executive of this Agreement; or (vi) an act of gross neglect or gross misconduct which the Company deems in good faith to be good and sufficient cause. The Employee shall have the right to terminate the Executive's employment without cause at any time upon ninety (90) days prior written notice.

5. Compensation Upon Termination or During Disability

(a) Disability. During any period that the Executive fails to perform his full-time duties with the Company for a three month period as a result of incapacity due to physical or mental illness (the "Disability Period"), the Executive shall continue to receive his Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement, less any compensation payable to the Executive under the applicable disability insurance plan of the Company during the Disability Period, until this Agreement is terminated pursuant to Paragraph 4 hereof. Thereafter, or in the event the Executive's employment shall be terminated by reason of his death, the Executive's benefits shall be determined under the Company's insurance and other compensation programs then in effect in accordance with the terms of such programs and the Company shall have no further obligation to the Executive under this Agreement.

(b) Death. In the event of the Executive's death, the Executive's beneficiary shall be entitled to receive the Executive's Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement until the date of his death. Thereafter, the Company shall have no further obligation to the Executive or the Executive's beneficiary under this Agreement.

(c) Cause. [If the Executive's employment shall be terminated by the Company for "Cause" as defined in Paragraph 4 of this Agreement, the Company shall continue to pay the Executive his Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement through the date of termination of the Executive's employment.] Thereafter, the Company shall have no further obligation to the Executive under this Agreement.

(d) Termination Without Cause by the Company. If the Company voluntarily terminates the Executive's employment with the Company pursuant to Paragraph 4 of this Agreement, the Company shall continue to pay the Executive Executive's Annual Salary during the three month notice period provided for in Paragraph 4 at the rate in effect as of the day immediately preceding the commencement of the notice period, payable in equal installments consistent with the Company's normal salary payment cycles then in effect. Until the earlier of the end of the three month notice period or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

(e) Acquisition or Sale of Company. If a third party described in Paragraph 5(f) of this Agreement terminates the Executive due to "an acquisition or sale of the Company", as described in Paragraph 5(f) below, the Company shall pay the Executive an amount equal to six months of Executive's Annual Base Salary at the rate in effect at the date of termination of the Executive's employment during the period of the Executive's employment, payable in six equal monthly installments. Until the earlier of the end of the six month period immediately following the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement. Notwithstanding the foregoing, if in conjunction with an acquisition or sale of the Company to a third party, the third party (i) requests that the Executive continue to provide services to the Company or such third party after the closing of the acquisition or sale of the Company and (ii) agrees to pay the Executive compensation for the Executive's services at a rate at least equal to the Executive's compensation in effect as of the date immediately preceding the date on which the acquisition or sale of the Company is consummated, the Executive must provide such services for at least ninety (90) days, unless the third party terminates Executive's services without Cause prior to the end of such ninety (90) day period. If the Executive fails to fulfill the requirement of the preceding sentence for any reason, then the Executive will not be eligible for payments under this Paragraph 5(e). On the other hand, if the Executive does fulfill such requirement and the Executive's employment is subsequently terminated within the six month period following the acquisition or sale of the Company, then the Executive will be entitled to receive the payments described in this Paragraph 5(e). Payments under this Paragraph 5(e) are intended to be in lieu of the payments the Executive would otherwise be entitled to under Paragraph 5(d), which will not apply in the case of an acquisition or sale of the Company.

(f) Definition. For purposes hereof, "an acquisition or sale of the Company" to or by "a third party" shall mean the occurrence of any transaction or series of transactions which within a six (6) month period result in (I) greater than fifty percent (50%) of the then outstanding shares of Common Stock of the Company (for cash, property including, without limitation, stock in any corporation or other third party legal entity, indebtedness or any combination thereof) have been redeemed by the Company or purchased by a third party not previously affiliated with the Company, or exchanged for shares in any other corporation or other third party legal entity not previously affiliated with the Company, or any combination of such redemption, purchase or exchange, (II) greater than fifty percent (50%) in book value of the Company's gross assets are acquired by a third party not previously affiliated with the Company (for cash, property including, without limitation, stock in any corporation whether or not unaffiliated with the Company, indebtedness of any person or any combination thereof), or (III) the Company is merged or consolidated with another private or public corporation or other third party legal entity and the former holders of shares of Common Stock of the Company own less than 25% of the voting power of the acquiring, resulting or surviving corporation or other third party legal entity. For the purposes hereof a director or officer of the Company shall be considered "affiliated with the Company."

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

(ii) solicit for himself or any entity the business of (A) any customer of the Company or any of its subsidiaries or affiliates, or (B) any seller, reseller or-value-added vendor of the Company, or of its products, or (C) solicit any business from a customer which was a customer of the Company or any of its subsidiaries or affiliates within six months prior to the termination of the Executive's employment; and

(iii) persuade or attempt to persuade any employee of the Company or any of its subsidiaries or affiliates or any individual who was an employee of the Company or any of its subsidiaries or affiliates, at any time during the six-month period prior to the Executive's termination of employment, to leave the employ of the Company or any of its subsidiaries or affiliates.

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

9 Arbitration. Without precluding acting to obtain specific performance and/or injunctive relief pursuant to Paragraph 8 above, in the event of any dispute between the parties hereto arising out of or relating to this Agreement or the employment relationship, including, without limitation, any statutory claims of discrimination, between the Company and the Executive (except any dispute with respect to Paragraphs 6 and 7 hereof), such dispute shall be settled by arbitration in Nassau County or New York County, State of New York, or in Wyandotte County or the City of Kansas City, State of Kansas, in accordance with the National Rules for the Resolution of Employment Disputes then in effect of the American Arbitration Association. The parties hereto agree that the arbitral panel shall also be empowered to grant injunctive relief to a party, which may be included in any award. Judgment upon the award rendered, including injunctive relief, may be entered in any court having jurisdiction thereof. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Paragraphs 6 or 7, neither the Executive nor the Company shall be required to arbitrate such dispute or claim, but each party shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceeding hereunder.

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

If to the Company:

Mediware Information Systems, Inc.
11711 W. 79th Street
Lenexa, Kansas 66214
Attn: President and Chief Executive Officer

If to the Executive:

Robert Jenks
1426 50th Ter.
Kansas City, Missouri 64112

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

-the remainder of this page was intentionally left blank -

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.

EXECUTIVE	MEDIWARE INFORMATION SYSTEMS, INC.

ROBERT JENKS	GEORGE J. BARRY
____________________________________	By ____________________________________
ROBERT JENKS	GEORGE J. BARRY
Name: George J. Barry Title: President and Chief Executive Officer

Exhibit 10.37

EMPLOYMENT AGREEMENT

THE EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made as of the 2nd day of July, 2001 between Mediware Information Systems, Inc., (hereinafter "the Company") and Brian Fitzpatrick (hereinafter "the Executive").

WHEREAS, the Company desires to employ the Executive as its General Manager of its Operating Room Division, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1. Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as General Manager of the Operating Room Division of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to him by the President and Chief Executive Officer. The Executive further agrees to use his best efforts to promote the interests of the Company and to devote his full business time and energies to the business and affairs of the Company.

2. Term of Employment. The employment hereunder shall be for a term of [one] year, commencing on the date hereof and ending on the [first] anniversary of the date hereof (the "'Expiration Date"), unless terminated earlier pursuant to Paragraph 4 of this Agreement (the "Term of Employment"). This Agreement shall automatically renew for successive terms of one (1) year (each a "Renewal Term") commencing on the first day immediately following the Expiration Date, unless such renewal is objected to by either the Company or the Executive by giving prior written notice more than ninety (90) days and less than one hundred and twenty (120) days prior to the scheduled Expiration Date. In the event of such renewal, the last day of each successive Renewal Term shall be deemed the Expiration Date.

3. Compensation and Other Related Matters.

(a) Salary. As compensation for services rendered hereunder, the Executive shall receive an Annual Base Salary of one hundred fifty thousand dollars ($150,000.00), which salary shall be paid in accordance with the Company's then prevailing payroll practices for its executives and shall be subject to review annually by the Board of Directors.

(b) Bonus. The Executive shall be eligible to receive a bonus of 50% of his Annual Base Salary per annum for achieving objectives established by the Company.

(c) Stock Options. Subject to the approval of the Company's Board of Directors, the Executive shall be granted fifty thousand (50,000) non-qualified options (the "'Options") to purchase shares of the Company's Common Stock, par value $.10 per share, (the "Stock") under the Company's Equity Incentive Plan. The Options shall be subject to the terms of the Equity Incentive Plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "'A". Subject to the Option Agreement (which shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i) Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: twelve thousand five hundred (12,500) Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; twelve thousand five hundred (12,500) Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; twelve thousand five hundred (12,500) Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment and twelve thousand five hundred (12,500) Options shall become exercisable on the fourth anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(f), below, any remaining unexercisable Options shall become exercisable immediately.

(ii) Exercise. The Options shall be exercisable at a price equal to the fair market value of the Stock on the day the Term of Employment commences. The fair market value of the Stock shall equal the average of the high and low market sale prices on such day as reported by NASDAQ. The Options shall be exercisable for five years from the commencement of the Term of Employment.

(d) Other Benefits. The fringe benefits, perquisites and other benefits of employment, including three (3) weeks vacation, to be provided to the Executive shall be equivalent to such benefits and perquisites as are provided to other senior executives of the Company as amended from time to time.

(e) Reimbursement. Subject to policies established from time to time by the Company, the Company shall reimburse the Executive for the reasonable expenses incurred by him in connection with the performance of his duties hereunder, including but not limited to, travel expenses and entertainment expenses, for which the Executive shall account to the Company in a manner sufficient to conform to Internal Revenue Service requirements.

4. Termination. The Company shall be entitled to terminate the Executive's employment for "Cause" at any time immediately upon delivery of written notice or for no Cause at any time upon ninety (90) days prior written notice. Termination by the Company of the employment of the Executive for "Cause" shall mean termination based upon (i) the willful failure by the Executive to follow directions communicated to him by the President and Chief Executive Officer; (ii) the willful engaging by the Executive in conduct which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by the Executive to an act of fraud, misappropriation or embezzlement or to a felony; (iv) the Executive's habitual drunkenness or use of illegal substances; (v) a material breach by the Executive of this Agreement; or (vi) an act of gross neglect or gross misconduct which the Company deems in good faith to be good and sufficient cause. The Employee shall have the right to terminate the Executive's employment without cause at any time upon ninety (90) days prior written notice.

5. Compensation Upon Termination or During Disability

(a) Disability. During any period that the Executive fails to perform his full-time duties with the Company for a three month period as a result of incapacity due to physical or mental illness (the "Disability Period"), the Executive shall continue to receive his Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement, less any compensation payable to the Executive under the applicable disability insurance plan of the Company during the Disability Period, until this Agreement is terminated pursuant to Paragraph 4 hereof. Thereafter, or in the event the Executive's employment shall be terminated by reason of his death, the Executive's benefits shall be determined under the Company's insurance and other compensation programs then in effect in accordance with the terms of such programs and the Company shall have no further obligation to the Executive under this Agreement.

(b) Death. In the event of the Executive's death, the Executive's beneficiary shall be entitled to receive the Executive's Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement until the date of his death. Thereafter, the Company shall have no further obligation to the Executive or the Executive's beneficiary under this Agreement.

(c) Cause. If the Executive's employment shall be terminated by the Company for "Cause" as defined in Paragraph 4 of this Agreement, the Company shall continue to pay the Executive his Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement through the date of termination of the Executive's employment. Thereafter, the Company shall have no further obligation to the Executive under this Agreement.

(d) Termination Without Cause by the Company. If the Company voluntarily terminates the Executive's employment with the Company pursuant to Paragraph 4 of this Agreement, the Company shall continue to pay the Executive Executive's Annual Salary during the ninety (90) day notice period provided for in Paragraph 4 at the rate in effect as of the day immediately preceding the commencement of the notice period, payable in equal installments consistent with the Company's normal salary payment cycles then in effect. Until the earlier of the end of the three month notice period or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

(e) Acquisition or Sale of Company. If a third party described in Paragraph 5(f) of this Agreement terminates the Executive due to "an acquisition or sale of the Company", as described in Paragraph 5(f) below, the Company shall pay the Executive an amount equal to six months of Executive's Annual Base Salary at the rate in effect at the date of termination of the Executive's employment during the period of the Executive's employment, payable in six equal monthly installments. Until the earlier of the end of the six month period immediately following the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement. Notwithstanding the foregoing, if in conjunction with an acquisition or sale of the Company to a third party, the third party (i) requests that the Executive continue to provide services to the Company or such third party after the closing of the acquisition or sale of the Company and (ii) agrees to pay the Executive compensation for the Executive's services at a rate at least equal to the Executive's compensation in effect as of the date immediately preceding the date on which the acquisition or sale of the Company is consummated, the Executive must provide such services for at least ninety (90) days, unless the third party terminates Executive's services without Cause prior to the end of such ninety (90) day period. If the Executive fails to fulfill the requirement of the preceding sentence for any reason, then the Executive will not be eligible for payments under this Paragraph 5(e). On the other hand, if the Executive does fulfill such requirement and the Executive's employment is subsequently terminated within the six month period following the acquisition or sale of the Company, then the Executive will be entitled to receive the payments described in this Paragraph 5(e). Payments under this Paragraph 5(e) are intended to be in lieu of the payments the Executive would otherwise be entitled to under Paragraph 5(d), which will not apply in the case of an acquisition or sale of the Company.

(f) Definition. For purposes hereof, "an acquisition or sale of the Company" to or by "a third party" shall mean the occurrence of any transaction or series of transactions which within a six (6) month period result in (I) greater than fifty percent (50%) of the then outstanding shares of Common Stock of the Company (for cash, property including, without limitation, stock in any corporation or other third party legal entity, indebtedness or any combination thereof) have been redeemed by the Company or purchased by a third party not previously affiliated with the Company, or exchanged for shares in any other corporation or other third party legal entity not previously affiliated with the Company, or any combination of such redemption, purchase or exchange, (II) greater than fifty percent (50%) in book value of the Company's gross assets are acquired by a third party not previously affiliated with the Company (for cash, property including, without limitation, stock in any corporation whether or not unaffiliated with the Company, indebtedness of any person or any combination thereof), or (III) the Company is merged or consolidated with another private or public corporation or other third party legal entity and the former holders of shares of Common Stock of the Company own less than 25% of the voting power of the acquiring, resulting or surviving corporation or other third party legal entity. For the purposes hereof a director or officer of the Company shall be considered "affiliated with the Company."

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

(ii) solicit for himself or any entity the business of (A) any customer of the Company or any of its subsidiaries or affiliates, or (B) any seller, reseller or-value-added vendor of the Company, or of its products, or (C) solicit any business from a customer which was a customer of the Company or any of its subsidiaries or affiliates within six months prior to the termination of the Executive's employment; and

(iii) persuade or attempt to persuade any employee of the Company or any of its subsidiaries or affiliates or any individual who was an employee of the Company or any of its subsidiaries or affiliates, at any time during the six-month period prior to the Executive's termination of employment, to leave the employ of the Company or any of its subsidiaries or affiliates.

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

9 Arbitration. Without precluding acting to obtain specific performance and/or injunctive relief pursuant to Paragraph 8 above, in the event of any dispute between the parties hereto arising out of or relating to this Agreement or the employment relationship, including, without limitation, any statutory claims of discrimination, between the Company and the Executive (except any dispute with respect to Paragraphs 6 and 7 hereof), such dispute shall be settled by arbitration in Nassau County or New York County, State of New York, or in Wyandotte County or the City of Kansas City, State of Kansas, in accordance with the National Rules for the Resolution of Employment Disputes then in effect of the American Arbitration Association. The parties hereto agree that the arbitral panel shall also be empowered to grant injunctive relief to a party, which may be included in any award. Judgment upon the award rendered, including injunctive relief, may be entered in any court having jurisdiction thereof. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Paragraphs 6 or 7, neither the Executive nor the Company shall be required to arbitrate such dispute or claim, but each party shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceeding hereunder.

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

If to the Company:

Mediware Information Systems, Inc.
11711 W. 79th Street
Lenexa, Kansas 66214

Attn: President and Chief Executive Officer

If to the Executive:

Brian Fitzpatrick
7 Claymont Drive
Ladera Ranch, California 92694

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

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.
EXECUTIVE	MEDIWARE INFORMATION SYSTEMS, INC.

BRIAN FITZPATRICK	GEORGE J. BARRY
____________________________________	By ____________________________________
BRIAN FITZPATRICK	GEORGE J. BARRY
Name: George J. Barry Title: President and Chief Executive Officer

EXHIBIT 11

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

Computation of Net Earnings Per Share

                                            Years Ended June 30,
                                       -----------------------------------------
                                           2001           2000           1999
                                       -----------    -----------    -----------

Basic Earnings Per Share

  Net earnings (loss)                  $  (749,000)   $  (948,000)   $  (970,000)

  Weighted-average shares:
    Outstanding                          7,162,000      6,627,000      5,963,000
                                       -----------    -----------    -----------

      Basic Earnings (Loss)Per Share   $     (0.10)   $     (0.14)   $     (0.16)
                                       ===========    ===========    ===========

Diluted Earnings Per Share

  Net earnings (loss)                  $  (749,000)   $  (948,000)   $  (970,000)

  Weighted-average shares:
    Outstanding                          7,162,000      6,627,000      5,963,000
    Options                                     --             --             --
    Warrants                                    --             --             --
                                       -----------    -----------    -----------
                                         7,162,000      6,627,000      5,963,000
                                       -----------    -----------    -----------
  Diluted Earnings (Loss) Per Share    $     (0.10)   $     (0.14)   $     (0.16)
                                       ===========    ===========    ===========

EXHIBIT 23.2

INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-07591) pertaining to Mediware Information Systems, Inc. equity incentive and stock option plans of our report dated August 10, 2001, on our audit of the consolidated financial statements as of and for the year ended June 30, 2001, which is included in the Annual Report on Form 10-K for the year ended June 30, 2001.

Richard A. Eisner & Company, LLP

New York, New York
September 26, 2001

End of Filing