Form 10-K/A
period 2001-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2001-10-26
CIK 874733

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [ X ] Yes [ ] No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of common stock on September 17, 2001 as reported on the NASDAQ Small Cap Market, was approximately $13,081,000.

The number of shares outstanding of the registrant's common stock, as of September 17, 2001 was 7,207,739 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

The directors of the Company are as follows:

Class I Directors
(Terms Expire at the Annual Meeting Following the 2001 Fiscal Year)

Roger Clark, age 67, has been a director since 1983. From 1980 to 1987, he held a series of managerial positions in the computer products area with Xerox Corporation. In 1987, he became self-employed as a micro-computer consultant and programmer. In June 1997, he acquired a half-ownership in a recruitment advertising agency named R & J Twiddy Advertising (since re-named Talcott and Clark Recruitment Advertising, Inc.), which is based in New Canaan, Connecticut. Mr. Clark is the author of seven books on micro-computing.

Hans Utsch, age 62, has been a director since 1985. He has been independently engaged in money management and investment banking for over 20 years. Since 1986, he has been President and, together with Mr. Lawrence Auriana, Portfolio Co-Manager of Federated Kaufmann Fund. He received a B.A. degree from Amherst College and an M.B.A. from Columbia University.

Class II Directors
(Terms Expire at the Annual Meeting Following the 2002 Fiscal Year)

Joseph Delario, age 66, has been a director since 1992. Mr. Delario was President and Chief Executive Officer of Quadrocom, Inc., a business consulting firm, until December 1992, and since then has been a business consultant and private investor in and active in the management of several computer service companies. Mr. Delario renders management and financial services to the Company. Mr. Delario received a B.A. degree from Fairleigh Dickenson University in 1956.

Walter Kowsh, Jr., age 51, has been a director since 1990. He is a consultant programmer specializing in Client/Server database systems. He was a Senior Programmer Analyst with Brown Bros. Harriman & Co. from 1989 to 1992. From 1986 to 1989, he was a computer consultant with Howard Systems International. He received a B.A. degree from Queens College and an M.B.A. from the New York Institute of Technology, and is a diplomat of New York University in Computer Programming and Systems Design.

John C. Frieberg, age 65, was President, C.E.O. and Chief Financial Officer of the Company from 1992 to July 1995, and has been a director since 1993. Mr. Frieberg joined Digimedics Corporation, which later became a wholly owned subsidiary of the Company, as President in October 1989. Prior thereto, he was President of Caleus, Inc., an information system company, from 1988 to 1989; President of Synergy Computer Graphics Corp., a computer peripheral equipment company, from 1984 to 1988; and President of NCR/DPI Inc., a computer systems manufacturing company, from 1972 to 1982. Mr. Frieberg received a B.S. degree in Industrial Engineering from the University of California at Los Angeles.

George Barry, age 48, rejoined Mediware Information Systems, Inc. in January 2001 as President and C.E.O. He previously served as the Company's C.F.O. from 1997 through 1998 and acted as an advisor to the Board of Directors thereafter. Mr. Barry has been a senior manager of software technology companies for over 16 years. He was employed as Vice President and C.F.O. of Silvon Software, Inc. from 1999 through 2000; C.F.O. at Microware Systems from 1994 to 1996; Executive Vice President and C.F.O. at Comptech Research from 1992 to 1994 and as Group C.F.O. for Dynatech Corporation from 1986 to 1992. Mr. Barry is a C.P.A. and holds an M.B.A. from the University of Wisconsin, Madison.

Class III Directors
(Term Expires at the Annual Meeting Following the 2003 Fiscal Year)

Lawrence Auriana, age 56, has been Chairman of the Board of the Company since 1986 and a director since 1983. He has been a Wall Street analyst, money manager and venture capitalist for over 20 years. Since 1986, he has been Chairman, a director and, together with Hans Utsch, also a director of the Company, Portfolio Co-Manager of Federated Kaufmann Fund. He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts.

Jonathan H. Churchill, age 69, has been a director of the Company since 1992. Mr. Churchill has been a practicing attorney in New York City since 1958 and since May 1996 has been Counsel at Pillsbury Winthrop LLP. Mr. Churchill was a partner of Boulanger, Hicks & Churchill, P.C., from January 1990 to May 1996. Pillsbury Winthrop, LLP rendered legal services to the Company during the fiscal year ended June 30, 2000, and the Company has retained and proposes to retain Pillsbury Winthrop, LLP during the current year. Mr. Churchill received a B.A. from Harvard College and an L.L.B. from Harvard Law School.

John Gorman, M.D., age 68, was appointed a director in March 2000. Dr. Gorman is currently Clinical Professor of Pathology at New York University School of Medicine. Dr. Gorman served as a Director of the Blood Bank of Presbyterian Hospital, NY until 1981 and as Director of the Tisch Hospital Blood Bank at New York University Medical Center until his retirement in 1999. Dr. Gorman is a consultant to Mediware for new product development in the area of blood bank information systems. Dr. Gorman graduated from the University of Melbourne Medical School in 1953 and completed his residency in Anatomic and Clinical Pathology at Columbia Presbyterian Medical Center in 1960.

Clinton G. Weiman, M.D., age 76, has been a director since June 1996. From 1961 to January 1993 he was Corporate Medical Director, Senior Vice President of Citicorp/Citibank. Since 1994, Dr. Weiman has been independently engaged as a consultant with the Federal Reserve. In 1998, Dr. Weiman became associated with Executive Health Examiners as a physician. From 1956 to 1970 Dr. Weiman was engaged in private practice in New York, New York. Dr. Weiman received a B.A. degree from Princeton University and a medical degree from Cornell University Medical College. His appointments have included Clinical Associate Attending Physician at New York Hospital and Associate Professor, Clinical Medicine at Cornell University Medical College.

Executive Officers

The executive officers of the Company are as follows:

Lawrence Auriana, age 56, Chairman of the Board and Secretary. See above for biographical information for Mr. Auriana.

George Barry, 48, President and Chief Executive Officer. See above for biographical information for Mr. Barry.

Brian Fitzpatrick, age 55, Vice President and General Manager of Mediware's Operating Room Division, joined the Company in July, 2001. Mr. Fitzpatrick has over 14 years of experience at the executive level in healthcare information systems with such companies as HBOC, Autros Healthcare Solutions and Shared Medical Systems. Experience outside of healthcare information systems includes executive level positions in the recreation, promotions, and consumer games marketplace. Mr. Fitzpatrick is a graduate of Villanova University.

Mark Hamel, age 47, Vice President and General Manager of the Blood Bank Division, joined Mediware in August 2001. Mr. Hamel has served in a variety of senior management positions focusing on turnarounds and growth opportunities including companies dealing in medical products, wireless technology, and manufacturing. He holds a MS in Mechanical Engineering from the University of Michigan and a MBA from the Harvard Graduate School of Business.

Mike Crabtree, age 51, Vice President and General Manager of the Pharmacy Division, also came on board in January 2001. Mr. Crabtree previously served as President and Chief Operating Officer of Continental Healthcare Systems where he grew the company's existing Pharmakon Pharmacy customer base and acquired the JAC Ltd. Division. Mr. Crabtree has been President and CEO of both healthcare information systems companies and an information technology service business. Mr. Crabtree holds a BS in marketing from North Texas State University.

Jill Suppes, age 34, Chief Accounting Officer. Ms. Suppes re-joined Mediware in January 2001. She previously served as the Company's Corporate Controller from 1997 to 1999. Ms. Suppes' prior work experience includes stints at Propane Continental, Inc., where she was the assistant controller and Sanofi Animal Health, Inc. Ms. Suppes is a graduate of the University of Missouri at Columbia and has a B.S. in Accountancy. Ms. Suppes is also a C.P.A.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Messrs. Clark, Freiberg, Dr. Weiman and Dr. Gorman each belatedly filed a Form 5 for the fiscal year ended June 30, 2001. Mr. Clark's Form 5 referred to seven transactions occurring during or prior to fiscal 2001 that were not reported on a Form 4. Mr. Freiberg's Form 5 referred to two transactions occurring after the end of fiscal 2001. Dr. Weiman's Form 5 referred to two transactions occurring before the end of fiscal 2001 that were not reported on a Form 4. Mr. Barry belatedly filed a Form 3 during fiscal 2001. Mr. Barry's Form 3 referred to one transaction occurring before the end of fiscal 2001. Messr.'s Kowsh, Churchill, Delario, Utsch, Auriana and Barry have not as of yet filed Form 5 for fiscal 2001. Ms. Suppes, Mr. Fitzpatrick, Mr. Hamel and Mr. Crabtree have not as of yet filed a Form 3. The Company is diligently working with the Board of Directors to resolve these issues.

ITEM 11. EXECUTIVE COMPENSATION

The following tables sets forth all compensation paid by the Company in the last three fiscal years to, or earned by each person who served as Chief Executive Officer in the fiscal year ended June 30, 2001 and the two other most highly compensated executive officers, who served as executive officers during the fiscal year ended June 30, 2001.

SUMMARY COMPENSATION TABLE

                                                                                  Long-Term Compensation
                                                                          -------------------------------------
                                         Annual Compensation                  Awards                  Payouts
                                      -----------------------------------------------------------------------------
                                                                     Restricted    Securities
                                                         Other          Stock      Underlying    LTIP      All Other
Name and                  Fiscal   Salary     Bonus   Compensation     Awards       Options     Payouts   Compensation
Principal Position         Year      ($)       ($)        ($)            (#)          (#)         ($)          ($)
----------------------------------------------------------------------------------------------------------------------
George Barry (1)           2001    115,000        --         --            --       350,000         --         102
President and Chief        2000         --        --         --            --            --         --          --
Executive Officer,         1999     69,000        --         --            --            --         --          --
and Chief Financial
Officer

Michael Montgomery (2)     2001    150,000       --     109,403            --            --         --         119
President and Chief        2000     80,000    50,000         --            --       350,000         --          41
Executive Officer          1999         --        --         --            --            --         --          --

Les Dace (3)               2001     85,000    35,000     56,796            --            --         --         119
Vice Chairman & Director   2000    120,000    82,500      8,653            --            --         --         245
                           1999    113,000    75,000      6,000            --            --         --         400

Kerry Robison (4)          2001     86,884    15,000      3,692            --            --         --         136
Chief Financial Officer    2000    120,000    15,000      6,345            --            --         --         245
                           1999      6,923     4,997         --            --        40,000         --          --

(1) George Barry rejoined the Company as President and Chief Executive in January 2001. Mr. Barry served the Company as Chief Financial Officer in fiscal 1999.
(2) Mr. Montgomery resigned from the Company in January 2001.
(3) Mr. Dace resigned from the Company in February 2001.
(4) Ms. Robinson resigned from the Company in February 2001.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR The following table sets forth certain information concerning options to purchase Common Stock of the Company granted to the individuals named in the "Summary Compensation Table" above during fiscal 2001. No stock appreciation rights were granted in fiscal 2001.

                                                                                    Grant Date
                            Individual Grants                                          Value
------------------------------------------------------------------------------     ------------
                          Number of     % of Total
                         Securities      Options
                         Underlying     Granted to
                           Options     Employees in   Exercise     Expiration       Grant Date
         Name              Granted     Fiscal Year   Base Price       Date        Present Value
                             (#)                        ($)                            ($)
-----------------------------------------------------------------------------------------------
George Barry (1)         350,000 (2)       66.1%       2.69     January 29, 2006     504,740 (3)

Michael Montgomery (4)        --           --             --                --           --

Les Dace (5)                  --           --             --                --           --
Kerry Robison (6)             --           --             --                --           --

(1) Mr. Barry joined the Company as President and Chief Executive Officer in January 2001.
(2) These options are exercisable 116,666 on the 1st anniversary date, 116,667 on the 2nd anniversary, and 116,667 on the 3rd anniversary from the grant date of January 29, 2001. These options remain exercisable until January 28, 2006.
(3) The grant date present value was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero percent; expected stock volatility of 55.86%; risk-free interest rate of 5.16%, and expected years until exercise of 5 years.
(4) Mr. Montgomery resigned as President and Chief Executive Officer in January 2001.
(5) Mr. Dace resigned as Vice Chairman and Director in February 2001.
(6) Ms. Robison resigned as Chief Financial Officer in February 2001.

AGGREGATED OPTIONS/SAR EXERCISE IN LAST FISCAL YEAR AND VALUE
OF OUTSTANDING OPTION/SAR VALUES AT END OF LAST FISCAL YEAR

The following table sets forth options exercised by the individuals named in the "Summary Compensation Table" above during fiscal 2001 and the number and value of options held by them at June 30, 2001. No stock appreciation rights were granted and there were no outstanding stock appreciation rights at June 30, 2001. The fair market value on such date was $3.00 per share.

                         Shares                     Number of Securities            Value of Unexercised
                        Acquired      Value        Underlying Unexercised               In-the-Money
                           On       Realized      Options at End of Fiscal       Options End of Fiscal Year
                        Exercise      ($)                   Year                            ($)
------------------------------------------------------------------------------------------------------------
                                                Exercisable    Unexercisable    Exercisable    Unexercisable
                                                -----------    -------------    -----------    -------------
George Barry (1)             --          --            --         350,000              --       1,050,000
Michael Montgomery (2)       --          --            --              --              --              --
Les Dace (3)              2,500       5,500        39,544              --          50,700          67,932
Kerry Robison (4)            --          --            --              --              --              --

(1) Mr. Barry joined the Company as President and Chief Executive Officer in January 2001.
(2) Mr. Montgomery resigned as President and Chief Executive Officer in January 2001. Any outstanding options become unexercisable 90 days after resignation.
(3) Mr. Dace resigned as Vice Chairman and Director in February 2001.
(4) Ms. Robison resigned as Chief Financial Officer in February 2001.

COMPENSATION OF DIRECTORS

It has been the Company's practice, starting in 1987, to conserve cash by compensating directors for their services primarily through the grant of stock options and shares of Common Stock. In 1991 a Stock Option Plan for Non-

Employee Directors (the "1991 Plan") was adopted. The 1991 Plan expired in 1997 and was replaced by the 1997 Stock Option Plan for Non-Employee Directors (the "1997 Plan"). A summary description of the 1997 Plan is set forth below under the heading "1997 Stock Option Plan for Non-Employee Directors." Under the 1997 Plan each director in office on July 1, 2000 received 3,600 options (10,800 in the case of the Chairman) for services as a director, exercisable at $6.31, the fair market value of the Company's Common Stock on July 1, 2000, the date of grant. These options shall expire on June 30, 2008.

Each director in office on July 1, 2000 also became entitled to receive for his services during fiscal 2001 shares of Common Stock valued at $10,000 ($30,000 in the case of the Chairman) based on the average of the high and low market prices per share on the first day of each quarter in fiscal year 2001, which was $4.67. Therefore, each such director received 2,144 shares (6,431 shares in the case of the Chairman) for fiscal 2001.

On August 30, 2001, the compensation plan for directors was modified. Each non-employee director in office became entitled to receive for his services during fiscal 2002 8,500 options (22,500 in the case of the Chairman) at an exercise price of $3.00 per share. It was also decided that each director would receive $500 for each Board meeting attended, except for Lawrence Auriana, who waived his fee. The members of the Compensation Committee and Audit Committee receive $1,500 for each meeting attended.

1997 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

Under the 1997 plan, 3,600 options are granted annually to each non-employee director in office on July 1st (10,800 shares in the case of the Chairman) for their service in the upcoming fiscal year. Options granted under this plan are exercisable at 100% of the fair market value on the date of grant and are for terms of eight years. Options issued under the 1997 Plan vest in two equal installments, on the first day of the seventh month of the fiscal year in which issued and the first day of the following fiscal year, provided that the director is then in office or has retired or is out of office by reason of ill health or death. Newly elected directors receive options for 4,250 shares for each six-month period remaining in the fiscal year in which they are elected.

EMPLOYMENT AGREEMENTS

Mr. Barry, the Chief Executive Officer and President of the Company since January 2001, has entered into an agreement with the Company providing for Mr. Barry's employment for a three-year period ending on January 28, 2004, subject to automatic one year renewal terms if neither party cancels the agreement. Mr. Barry's base annual salary will be $260,000, with a bonus entitlement of up to 50% of base salary upon Board approval. Mr. Barry has been granted options to purchase 350,000 shares of Common Stock at a price of $2.69 per share. The options become exercisable in three annual installments of 116,666, 116,667 and 116,667 shares, respectively, starting on January 28, 2002.

Mr. Barry and the Company have the right to terminate Mr. Barry's employment without cause on 90 days written notice. If employment is terminated by the Company without cause, Mr. Montgomery is entitled to receive an amount equal to 12 months salary at the highest rate in effect during his employment. If the Company is acquired by another company or a change of control should occur, and Mr. Barry's employment is terminated, he will receive an amount equal to 12 months salary at the rate in effect on the date of termination. Mr. Barry also has the right to terminate his employment for "good reason," which means a significant diminution of his duties and responsibilities without his consent, a significant reduction in his compensation or an acquisition or sale of the Company to or by a third party. If Mr. Barry terminates his employment for "good reason" he will be entitled to receive an amount equal to 12 months salary at the highest rate in effect during his employment. If Mr. Barry's employment is terminated for "cause" the Company will continue to pay his base annual salary through the date of his termination, after which the Company shall have no further obligation to Mr. Barry. "Cause" is defined as (i) the willful failure by Mr. Barry to follow directions communicated to him by the Chairman of the Board of Directors; (ii) the willful engaging in conduct by Mr. Barry which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by Mr. Barry to an act of fraud, misappropriation or embezzlement or to a felony; (iv) Mr. Barry's habitual drunkenness or use of illegal substances; (v) a material breach of Mr. Barry's employment agreement; or (vi) an act of gross negligence or gross misconduct which the Company deems to be good and sufficient cause.

Mr. Montgomery, the Chief Executive Officer and President of the Company from March 2000 to January 2001, entered into an agreement with the Company providing for Mr. Montgomery's employment for a three-year period ending on March 6, 2003, subject to automatic one year renewal terms if neither party cancels the agreement. Mr. Montgomery's base annual salary was $260,000, with a bonus entitlement of up to 50% of base salary for achieving the annual budget plan objectives; up to 100% of base salary for achieving 125% of plan objectives; 25% of base salary for achieving 85% of plan objectives; and no bonus for achievement below 85%. Mr. Montgomery was granted options to purchase 350,000 shares of Common Stock at a price of $6.44 per share. The options would have become exercisable in three annual installments of 116,666, 116,667 and 116,667 shares, respectively, starting on March 6, 2001.

The agreement between Mr. Montgomery and the Company provided for the right to terminate Mr. Montgomery's employment without cause on 90 days notice. If employment was terminated by the Company without cause, Mr. Montgomery was entitled to receive an amount equal to 24 months salary at the highest rate in effect during his employment. If the Company had been acquired by another company or a change of control should occur, and Mr. Montgomery's employment was terminated, he would have received an amount equal to 24 months salary at the rate in effect on the date of termination. Mr. Montgomery also had the right to terminate his employment for "good reason," which means a significant diminution of his duties and responsibilities without his consent, a significant reduction in his compensation or an acquisition or sale of the Company to or by a third party. If Mr. Montgomery terminated his employment for "good reason" he would have been entitled to receive an amount equal to 24 months salary at the highest rate in effect during his employment. If Mr. Montgomery's employment had terminated for "cause" the Company would have continued to pay his base annual salary through the date of his termination, after which the Company had no further obligation to Mr. Montgomery. "Cause" is defined as (i) the willful failure by Mr. Montgomery to follow directions communicated to him by the Chairman of the Board of Directors; (ii) the willful engaging in conduct by Mr. Montgomery which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by Mr. Montgomery to an act of fraud, misappropriation or embezzlement or to a felony; (iv) Mr. Montgomery's habitual drunkenness or use of illegal substances; (v) a material breach of Mr. Montgomery's employment agreement; or (vi) an act of gross negligence or gross misconduct which the Company deems to be good and sufficient cause.

Mr. Montgomery resigned from the Company effective January 15, 2001. Mr. Montgomery received a severance package consisting of total compensation of $230,000 to be paid in 20 bi-weekly installments. These payments were adjusted for Federal, state and local taxes. In addition, Mr. Montgomery received health benefits throughout the severance period.

Mr. Dace had an employment agreement with the Company under which he received an annual base salary of $120,000 and a bonus based on the completion of designated projects and the attainment of targeted corporate earnings per share in fiscal 1999. His bonus in fiscal 2000 was based on the number of hospitals that went live on Worx during fiscal 2000, $5,000 for completion or substantial progress on each of four designated projects, and the same measures of achievement for corporate earnings per share as in fiscal 1999.

Mr. Dace resigned from the Company effective February 20, 2001. Mr. Dace received a severance package consisting of total compensation of $53,334, 4 months salary. Mr. Montgomery received health benefits throughout the severance period. In addition, Mr. Dace was allowed an extended exercise period, on the 42,044 already vested options, to purchase shares of the company's common stock for an additional 18 months.

1982 EMPLOYEE STOCK OPTION PLAN AND 1992 EQUITY INCENTIVE PLAN

In 1982, the Company adopted an employee stock option plan (the "1982 Plan") for officers and other key employees, not including directors. No options may currently be granted under this Plan. Options previously granted and currently outstanding under the 1982 Plan generally vest and become exercisable in monthly installments over a two or three-year period, with each installment remaining exercisable for a five-year period after it vests. No options intended to be incentive stock options under the Internal Revenue Code of 1986 are currently outstanding. Awards granted under the 1992 Equity Incentive Plan (the "Equity Incentive Plan") may include a wide range of Common Stock-based awards. Officers and other employees of the Company are eligible to participate in the Equity Incentive Plan. The maximum number of shares of Common Stock which may be issued under the Equity Incentive Plan at any time was increased, as a result of the approval by the Company's stockholders at the Company's Annual Meeting held on June 14, 2000 of an amendment to the Equity Incentive Plan adopted on March 3, 2000 by the Company's Board of Directors, from 20% to 30% of the outstanding shares of the Company's Common Stock. The number of incentive stock options that may be granted under the Equity Incentive Plan was also increased, as a result of the approval by the Company's stockholders of the same amendment at the Company's June 14, 2000 Annual Meeting, from 500,000 to 700,000 shares. No awards may be granted after the year 2002. The term of each stock option may not exceed ten years from the date of grant. The option price of each stock option is payable in cash, at the discretion of the option committee in shares of the Company's Common Stock, or by a combination thereof. Certain options under the Equity Incentive Plan held by former key employees of Informedics, Inc. ("Informedics") and issued to replace options to purchase shares of Informedics are incentive stock options. Otherwise no options intended to be incentive stock options under the Internal Revenue Code of 1986 are currently outstanding. All options under the Equity Incentive Plan have provisions which, generally speaking, accelerate vesting in the event of a change ofcontrol of the Company. Options granted under the Equity Incentive Plan which accelerate vesting upon a change in control could be an "anti-takeover defense" because, as a result of these provisions, a change in control of the Company could be more difficult or costly. This however, was not the Company's intention in adopting the Equity Incentive Plan.

REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee (the "Compensation Committee") makes recommendations relating to the compensation of senior executives of the Company, including the Chief Executive Officer, and administers the Company's policies and plans governing annual and long-term compensation. In fiscal year 2001, the Board formally created a Compensation and Stock Option Committee, whose members are Messrs. Delario, Clark and Dr. Weiman, with Dr. Weiman and Mr. Clark reviewing stock-based issues.

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

Chief Executive Officer Compensation. Mr. George Barry became the Chief Executive Officer and President of the Company in January 2001. Mr. Barry's compensation is governed by an agreement with the Company which is described more fully in the section entitled "Employment Agreements" above. Some of the salient features of that agreement are that his annual base salary of $260,000 is competitive with that of Chief Executive Officer compensation of other companies in the same industry and that Mr. Barry can earn more money if the Company performs well. He can earn a bonus of up to 50% of base salary, based upon Board approval. In addition, to align Mr. Barry's interests with those of the stockholders, he has been granted options to purchase 350,000 shares of Common Stock at a price of $2.69 per share. The options become exercisable in three annual installments of 116,666 shares, 116,667 shares and 116,667 shares starting on January 28, 2002, but become immediately exercisable upon a change in control.

Although Mr. Barry served as President and Chief Executive Officer for approximately half of the fiscal year ended June 30, 2001, he was granted a bonus of $130,000 in recognition of his extraordinary efforts and results achieved during his tenure as President and Chief Executive Officer. In granting this bonus, the Board gave substantial consideration to the fact that after Mr. Barry assumed his positions, the Company's results improved significantly. Under Mr. Barry's leadership, the Company had net earnings of $113,000 and $584,000, respectively, in the third quarter and fourth quarter of 2001. This compared favorably to the Company's results for the second quarter of fiscal 2001 (the quarter ended December 31, 2000), in which the Company had a loss of $871,000. Other factors considered in determining Mr. Barry's bonus were the rapid and aggressive implementation of his objectives, including a reorganization of the Company, streamlining of operations and reduction of workforce to reduce costs and maximize efficiency.

Michael Montgomery held the position of Chief Executive Officer until January 2001. Mr. Montgomery's base annual salary in fiscal year 2001 was $260,000. Mr. Montgomery had bonus opportunities of up to 50% of base salary for achieving the annual budget plan objectives; up to 100% of base salary for achieving 125% of plan objectives; 25% of base salary for achieving 85% of plan objectives; and no bonus for achievement below 85%.

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

Compensation Committee

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

  Date       Mediware    Russell 2000    Nasdaq Computer Index
6/30/96        $ 100         $ 100               $ 100
6/30/97        $ 140         $ 116               $ 138
6/30/98        $ 200         $ 136               $ 197
6/30/99        $ 202         $ 138               $ 322
6/30/00        $ 173         $ 157               $ 544
6/30/01        $  80         $ 158               $ 251

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of October 15, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the individuals named in the "Summary Compensation Table" above, (iii) each current director of the Company, and (iv) all directors and named executive officers as a group.

                                                   AMOUNT OF COMMON STOCK BENEFICIALLY OWNED
                                               -------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER           NUMBER OF SHARES (1)     PERCENTAGE OWNERSHIP (1)
-----------------------------------------      --------------------     ------------------------
5% SHAREHOLDER
  Oracle Partners, L.P.,                          1,372,336  (2)                 19.0%
  Oracle Institutional Partners, L.P.
  SAM Oracle Investments Inc.
  Oracle Offshore Limited
  Oracle Management Company Employee
   Retirement Account

Lawrence Auriana (See below)

DIRECTORS AND EXECUTIVE OFFICERS
Lawrence Auriana                                  2,195,225  (3)                 30.5%
George Barry                                              0  (4)                   *
Jonathan H. Churchill                                49,699  (5)                   *
Roger Clark                                          35,786  (6)                   *
Joseph Delario                                      238,250  (7)                  3.3%
John C. Frieberg                                     27,118  (8)                   *
Dr. John Gorman                                      47,892  (9)                   *
Walter Kowsh, Jr.                                    58,553 (10)                   *
Michael Montgomery                                        0 (11)                   *
Hans Utsch                                          127,736 (12)                  1.8%
Dr. Clinton G. Weiman                                24,618 (13)                   *
Les Dace                                             22,644 (14)                  --
Kerry Robison                                            --                       --

All directors and executive officers as a
group                                             2,827,521 (15)                 35.6%

* Less than one percent

(1) Based on the number of shares outstanding at October 15, 2001, plus, for each person or group, shares which may be acquired by the shareholders upon exercise of options within 60 days of October 15, 2001.
(2) Based on information contained in a Form 4 filed by Mr. Larry N. Feinberg on October 10, 2001 with a statement date of September 2001. Mr. Feinberg disclaims any beneficial ownership of the securities to which the Form 4 relates for purposes of Section 16 of the Securities and Exchange Act of 1934, as amended, except as to such securities representing his pro rata interest in, and interest in the profits of, the listed entities. The address for the Oracle shareholders is 200 Greenwich Avenue, 3rd Floor, Greenwich, CT 06830.
(3) Includes 58,200 options exercisable within 60 days. The address for Mr. Auriana is 140 East 45th Street, 43rd Floor, New York, NY 10017.
(4) The address for Mr. Barry is 11711 West 79th Street, Lenexa, KS 66214.
(5) Includes options for 19,401 shares which are exercisable within 60 days. The address for Mr. Churchill is One Battery Park Plaza, New York, NY 10004.
(6) Includes options for 19,401 shares which are exercisable within 60 days. The address for Mr. Clark is 330 Elm Street, Unit # 1, New Canaan, CT 06840.
(7) Includes options for 94,401 shares which are exercisable within 60 days. The address for Mr. Delario is 405 Crocus Hill, Norwood, N.J. 07648.
(8) Includes options for 16,067 shares which are exercisable within 60 days. The address for Mr. Frieberg is 4402 South St. Andrew's Lane, Spokane, WA 99223.
(9) Includes options for 3,878 shares which are exercisable within 60 days. The address for Dr. Gorman is 145 4th Street, Del Mar, CA 92014.
(10) Includes options for 19,401 shares which are exercisable within 60 days. The address for Mr. Kowsh is 64-08 136th Street, Flushing, NY 11367.
(11) The address for Mr. Montgomery is 77 Eldorado Drive, Little Rock, AR 72212.
(12) Includes options for 19,401 shares which are exercisable within 60 days. The address for Mr. Utsch is 140 East 45th Street, 43rd Floor, New York, NY 10017.
(13) Includes options for 16,067 shares which are exercisable within 60 days. The address for Dr. Weiman is 2 Roberta Lane, Greenwich, CT 06830.
(14) Includes options for 22,644 shares which are exercisable within 60 days. The address for Mr. Dace is 11211 Quivas Loop, Westminster, CO, 80234.
(15) Includes options for 327,894 shares which are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an outstanding note payable to the Chairman of its Board of Directors, Mr. Auriana. The outstanding balance on the note totals $1,303,000 including principal and interest. The note accrues interest at 9%.

In October 2000, Fratelli Auriana, an entity controlled by Mr. Auriana, the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows. Mr. Auriana has agreed to provide funds to Fratelli Auriana should any be necessary to ensure Fratelli Auriana meets this obligation to the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. Any principal and interest outstanding must be paid by September 30, 2002. Any money borrowed may be prepaid without penalty on three days notice. Any principal and interest outstanding will become immediately due and payable upon a "change of control" of the Company, which is defined in final agreements between Fratelli Auriana and the Company. The loan is secured by all of the assets of the Company. The Company will pay Fratelli Auriana an origination fee equal to the reasonably incurred expenses of Fratelli Auriana, including legal fees, up to a maximum of 3/8% of $2,000,000. There will be no facility fee. In connection with the loan from Fratelli Auriana, Mr. Auriana agreed to defer payment of principal and accrued interest on the existing demand loan extended by Mr. Auriana to the Company of approximately $1,303,000, referenced above, until the same time as the loan from Fratelli Auriana to the Company becomes due. This earlier loan by Mr. Auriana to the Company maintains a secured position.

Mr. Churchill is Counsel at Pillsbury Winthrop LLP which rendered legal services to the Company during the last fiscal year, and the Company has retained and proposes to retain Pillsbury Winthrop during the current year.

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

DATED:  October 25, 2001                MEDIWARE INFORMATION SYSTEMS, INC.

                                        BY:  /s/ George J. Barry
                                             ---------------------------
                                                 George J. Barry
                                                 President and
                                                 Chief Executive Officer

End of Filing