Form 10-Q
period 2001-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2001-11-06
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

As of October 15, 2001, there were 7,218,139 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	September 30,	June 30,
	2001	2001
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,587	$ 2,343
Accounts receivable (net of allowance of $698 at
September 30, 2001 and $611 at June 30, 2001)	6,577	5,886
Inventories	281	244
Deferred Tax Asset	388	388
Prepaid expenses and other current assets	331	223
Total current assets	9,164	9,084

Fixed assets, net	1,663	1,835
Capitalized software costs, net	11,027	10,307
Goodwill, net	5,145	5,145
Purchased technology, net	1,475	1,276
Deferred tax asset	1,380	1,665
Other long term assets	146	147
Total Assets	$ 30,000	$ 29,459
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,191	$ 2,162
Advances from customers	6,650	6,757
Accrued expenses and other current liabilities	3,371	3,190
Total current liabilities	12,212	12,109

Notes payable and accrued interest payable to a related party	1,315	1,303
Total liabilities	13,527	13,412

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
Shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 12,000,000
Shares; issued and outstanding; 7,217,000 shares at
September 30, 2001 and 7,207,000 at June 30, 2001	722	721
Additional paid-in capital	23,195	23,186
Accumulated deficit	(7,376)	(7,804)
Accumulated other comprehensive (loss)	(68)	(56)
Total stockholders' equity	16,473	16,047
Total Liabilities and Stockholders' Equity	$ 30,000	$ 29,459
	=========	=========

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)
	Three Months Ended September 30,
	2001	2000
Revenues
System sales	$ 2,802	$ 1,605
Services	4,513	4,519
Total Revenues	7,315	6,124

Cost of Sales
Cost of systems	808	447
Cost of services	1,419	1,666
Software development costs	1,333	1,416
Selling, general and administrative	3,042	3,131
Total Costs and Expenses	6,602	6,660

Operating Income (Loss)	713	(536)

Interest and other income	12	35
Interest (expense)	(12)	(16)

Earnings before provision for income taxes	713	(517)

(Provision) benefit for income taxes	(285)	207

Net Earnings (Loss)	428	(310)

Other Comprehensive Income, Net of Tax
Foreign Currency Translation Adjustment	(12)	(16)

Comprehensive Income (Loss)	$ 416	$ (326)
	=========	========
Earnings (Loss) Per Common Share
Basic	$ 0.06	$ (0.04)

Diluted	$ 0.06	$ (0.04)

Weighted Average Common Shares Outstanding
Basic	7,209	7,109

Diluted	7,293	7,109

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30
(Amounts in Thousands)

	2001	2000
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net earnings (loss)	$ 428	$ (310)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	724	771
Deferred tax asset	285	(207)
Shares issued to directors		25
Loss on disposal of fixed assets		7
Provision for doubtful accounts	171	118
Changes in operating assets and liabilities:
Accounts receivable	(862)	(109)
Inventories	(37)	(24)
Prepaid expenses and other assets	(108)	(72)
Accounts payable, accrued expenses and
customer advances	116	(711)
Net cash (used in) provided by operating activities	717	(512)
	_________	_________

Cash Flows From Investing Activities
Acquisition of fixed assets, net of disposals	(20)	(312)
Capitalized software costs	(1,126)	(1,218)
Acquisition of technology	(325)	________
Net cash used in investing activities	(1,471)	(1,530)
	_________	_________

Cash Flows From Financing Activities
Proceeds from exercise of options	10	103
Net cash provided by (used in) financing activities	10	103
	_________	_________

Foreign currency translation adjustments	(12)	(16)

Net increase (decrease) in cash and cash equivalents	(756)	(1,955)

Cash and cash equivalents at beginning of period	2,343	3,634

Cash and cash equivalents at end of period	$ 1,587	$ 1,679
	=========	=========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2001 included in the Company's annual report filed on Form 10-K.

The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three months ended September 30, 2001, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months ended September 30, 2000, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

3.     RELATED PARTY TRANSACTIONS

On October 11, 2000, Fratelli Auriana, an entity controlled by Mr. Auriana, the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company. Terms and conditions were finalized and signed December 1, 2000 between Fratelli Auriana, Mr. Auriana and the Company. As of November 5, 2001, the Company has not borrowed against the loan.

INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations and comprehensive income, and cash flows for the three-month periods ended September 30, 2001 and September 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated August 10, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet, as of June 30, 2001, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Richard A. Eisner & Company, LLP

New York, New York
November 5, 2001

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in or incorporated into this 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third party software, (iii) dependence on third party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulations on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties, and (x) risks associated with the development, marketing and sale of new software products. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company does not intend to update publicly any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000

Total revenues for the quarter ended September 30, 2001 were $7,315,000, an increase of $1,191,000 or 19.4% from the prior year's first quarter total of $6,124,000. Both the Blood Bank and Pharmacy divisions experienced increases in total revenues in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. These increases were partially offset by a decline in total revenues in the Operating Room division.

System sales, which include proprietary software, third party software and hardware sales, increased by 74.6% or $1,197,000 from a year ago. The Blood Bank division increased system sales by $659,000 or 343.2% to a total of $851,000, primarily due to two new LifeTrak™ sales completed in the quarter ended September 30, 2001. These sales were finalized after the Company's July 2001 acquisition of intellectual property rights for the integrated testing module for the LifeTrak™ donor system. This acquired module supports an important clinical operation within the LifeTrak™ targeted customer base. The Pharmacy division also reported a significant increase in system sales of $835,000 or 84.2% to a total of $1,827,000 in the first quarter of fiscal 2002 as compared to the same quarter a year ago. These gains were offset by the Operating Room division, which experienced decreased system sales of $330,000 while system sales of the JAC division increased $33,000 compared to the prior year. Management anticipates, but cannot assure, increases in the Operating Room division system sales, based upon the response to its new business intelligence or data mining reporting functionality product that will be marketed under the name Tracker.

Service revenues, which include recurring software support, implementation and training services, decreased by $6,000 or 0.1%, compared to prior year service revenues of $4,519,000.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems was 28.8% of new system sales for the quarter ended September 30, 2001 compared to 27.9% in the same quarter last year. Cost of systems increased by $361,000 or 80.8% from $447,000 to $808,000 in the first quarter of 2001 reflecting the overall increase in system sales and a higher mix of hardware sales in the most recent quarter.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services decreased 14.8% or $247,000 to $1,419,000 in the first quarter of fiscal 2002 as compared to the same quarter a year ago. The decrease in cost of services was primarily due to productivity gains. Cost of services was 31.4% of related revenues in the first quarter of fiscal 2002, as compared to 36.9% in the same quarter of fiscal 2001. Management believes, but cannot assure, that cost of services as a percentage of service revenue will decline as efficiencies of personnel and other resources continue to increase.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development along with amortization of capitalized software development costs. Software development costs decreased 5.9% or $83,000 for the quarter ended September 30, 2001 as compared to the same quarter in the prior fiscal year. The Pharmacy division experienced approximately $133,000 in reduced software development costs in the quarter as compared to the same quarter in Fiscal 2001 while the other divisions incurred slight increases in software development costs. Cash expenditures related to software development exclude the impact of capitalization and amortization. Cash expenditures in the September 30, 2001 quarter were approximately $2,053,000, a decrease of $213,000 or 9.4% compared to the quarter ended September 30, 2000. The Pharmacy division experienced a reduction of $201,000 in cash expenditures for the quarter ended September 30, 2001, which is attributable to the transition of the WORx™ product from higher cost spending for functionality to lower cost feature enrichment. The Blood Bank division experienced a decrease of $67,000 in overall development spending in the quarter ended September 30, 2001. While JAC had an increase of $1,000, the Operating Room division incurred an increase of $54,000 in software development expenditures due to a new project designed to allow for business intelligence/data mining reporting functionality within its PCMWin™ product line. Management believes, but cannot assure, that software development cash expenditures for the Company's Pharmacy and Operating Room divisions will decline as a percent of related sales.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A decreased $89,000 or 2.9% to $3,042,000 for the quarter ended September 30, 2001, compared to last year at $3,131,000. Management believes, but cannot assure, that SG&A expenses exclusive of sales commissions will continue to decrease as a percentage of sales as the Company continues a cost review strategy, focusing on reduced staffing requirements and related costs.

Net profits were $428,000 for the quarter ended September 30, 2001, an increase of $738,000 as compared to net losses of $310,000 in the same quarter last fiscal year.

Liquidity and Capital Resources

As of September 30, 2001, the Company had cash and cash equivalents of $1,587,000. In addition, the Company had borrowing capacity of $2,000,000 as of September 30, 2001. The Company's working capital deficit was $3,048,000 and current ratio was 0.75:1 at September 30, 2001, compared to a working capital deficit of $3,025,000 and a current ratio of 0.75:1 at June 30, 2001. The Company's net cash generated from operating activities was $717,000 for the three months ended September 30, 2001, compared to net cash used for operations of $512,000 during the same period in fiscal year 2001.

The Company invested $1,471,000 and $1,530,000 during the three months ended September 30, 2001 and 2000 respectively. Primarily, the Company invested in ongoing development and in related fixed assets. Of amounts invested, the Company capitalized $1,126,000 and $1,218,000 of product development costs during the three months ended September 30, 2001 and 2000, respectively. Additionally, the Company acquired the intellectual property rights for a Blood Donor Center testing module for $325,000 from Ortho Clinical Diagnostics, Inc. in July 2001. This agreement allows the Company to market an integrated testing module that was originally developed as part of the complete LifeTrak™ product offering.

For the three months ended September 30, 2001, the Company received $10,000 related to proceeds from the exercise of options, compared to $103,000 generated in the same period a year ago.

The Company's liquidity is influenced by the Company's ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of Healthcare Information System providers. The factors that may affect liquidity are the ability to penetrate the market with its products, maintain or reduce the length of the selling cycle, and the ability to collect cash from clients as implementations of systems progresses. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the existing line of products, management believes that current funds, cash generated from operations, and the loan commitment from Fratelli Auriana, an entity controlled by Lawrence Auriana, the Chairman of the Board of Directors of the Company, described above in Note 3 to the Financial Statements, and implemented expense reductions, will be sufficient to meet operating requirements for the foreseeable future. The Company continues to review its long term cash needs. Currently, there are no plans for additional outside financing.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted under certain circumstances. Pursuant to SFAS 142, goodwill recorded upon an acquisition will no longer be amortized. However, the carrying value of goodwill must be tested annually for impairment, and if determined to be impaired an impairment charge must be recorded. SFAS 141 also requires companies to consider whether the initial recording of goodwill should be allocated to other intangible assets that have a definitive life. The Company adopted SFAS 141 and SFAS 142 effective July 1, 2001. The company evaluated its original acquisitions which had resulted in historical good will, and determined that there was no impairment.

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

ITEM 4.      EXHIBITS AND REPORTS ON FORM 8-K

(a).           Exhibits
Exhibit 10.38	Intellectual Property Agreement with Ortho Clinical Diagnostics, Inc. dated July 13, 2001
Exhibit 10.39	Employment Agreement dated August 9, 2001 between Mediware Information Systems, Inc. and Mark Hamel
Exhibit 11.	Schedule of Computation of Net Income (Loss) Per Share
Exhibit 15.	Letter of awareness from Richard A. Eisner & Company, LLP dated November 5, 2001 concerning unaudited interim financial information

(b). Reports on Form 8-K

No reports on Form 8-K were filed by the company during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MEDIWARE INFORMATION SYSTEMS, INC.
                                                                       (Registrant)

  November 6, 2001
        Date                                         GEORGE J. BARRY
                                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

  November 6, 2001
        Date                                        JILL H. SUPPES
                                                        CHIEF ACCOUNTING OFFICER

EXHIBIT 10.38

EMPLOYMENT AGREEMENT

THER EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made as of the 9th day of August, 2001 between Mediware Information Systems, Inc., (hereinafter "the Company") and Mark Hamel (hereinafter "the Executive").

WHEREAS, the Company desires to employ the Executive as its Vice President and General Manager of its Blood Bank Division, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1.     Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as Vice President and General Manager of the Blood Bank Division of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to him by the President and Chief Executive Officer. The Executive further agrees to use his best efforts to promote the interests of the Company and to devote his full business time and energies to the business and affairs of the Company.

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

(b)     Bonus. During the term of this Agreement, and in the Board of Directors' sole discretion, the Executive shall be eligible to receive an Annual Bonus of up to 50% of Annual Base Salary, payable at the time of the conclusion of the annual audit. The amount of the Annual Bonus payable to the Executive will be based upon Executive meeting performance criteria established by the Company. Performance criteria for 2002 of this Agreement will be attached as an addendum to this Agreement no later than three weeks after the execution hereof. Performance criteria for subsequent years will similarly be set forth in a written addendum to be attached to this Agreement. The annual Bonus for 2002 will be pro-rated to reflect the actual number of days during the year in which Executive was employed by the Company. If the Executive leaves the Company for any reaon in the middle of a year, the annual Bonus for that year will be pro-rated in the same manner, except if Executive resigns without Good Reason as described in Paragraph 4(d), below, or is terminated for Cause pursuant to Paragraph 5(c), below, in which case no Annual Bonus will be paid.

(c)     Stock Options. Subject to the approval of the Company's Board of Directors, the Executive shall be granted fifty thousand (50,000) non-qualified options (the "'Options") to purchase shares of the Company's Common Stock, par value $.10 per share, (the "Stock") under the Company's Equity Incentive Plan. The Options shall be subject to the terms of the Equity Incentive Plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "'A". Subject to the Option Agreement (which shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i)     Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: sixteen thousand six hundred sixty-seven (16,667) Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; sixteen thousand six hundred sixty-seven (16,667) Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; and sixteen thousand six hundred sixty-six (16,666) Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(g) below, any remaining unexercisable Options shall become exercisable immediately.

(ii)     Exercise. The Options shall be exercisable at a price equal to the fair market value of the Stock on the day the Term of Employment commences. The fair market value of the Stock shall equal the average of the high and low market sale prices on such day as reported by NASDAQ. The Options shall be exercisable for five years from the commencement of the Term of Employment.

(d)     Other Benefits. The fringe benefits, perquisites and other benefits of employment, including three (3) weeks vacation, to be provided to the Executive shall be equivalent to such benefits and perquisites as are provided to other senior executives of the Company as amended from time to time. The Company has agreed to reimburse the Executive for any COBRA payments paid by the Executive through the period in which Mediware health insurance coverage is initiated.

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

(g)     Relocation. The Company shall reimburse the Executive for the reasonable expenses incurred by the Executive in relocating from Shrewsbury, MA to the Blood Bank Division's headquarters, up to a maximum of $20,000. The Executive shall be required to submit to the Corporation invoices or other reasonable evidence of such expenses. Such relocation must be completed as soon as reasonably practical but not later than six months after the Chief Executive Officer determines said location. In the interim, the main office for the Executive shall be 71 Trowbridge Lane, Shrewsbury, MA, 01545, or other interim locations as approved by the Chief Executive Officer.

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

(d)     Termination Without Cause. The Company and the Employee shall each have the right to terminate the Executive's employment without cause at any time upon one hundred eighty (180) days prior written notice.

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

(d)     Termination Without Cause by the Company. If the Company voluntarily terminates the Executive's employment with the Company pursuant to Paragraph 4(d) of this Agreement, the Company shall continue to pay the Executive Executive's Annual Salary during the six month notice period provided for in Paragraph 4(d) at the rate in effect as of the day immediately preceding the commencement of the notice period, payable in equal installments consistent with the Company's normal salary payment cycles then in effect. Until the earlier of the end of the six month notice period or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

(e)     Acquisition or Sale of Company. If a third party described in Paragraph 5(f) of this Agreement terminates the Executive due to "an acquisition or sale of the Company", as described in Paragraph 5(f) below, the Company shall pay the Executive an amount equal to six months of Executive's Annual Base Salary at the rate in effect at the date of termination of the Executive's employment during the period of the Executive's employment, payable in six equal monthly installments. Until the earlier of the end of the six month period immediately following the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement. Notwithstanding the foregoing, if in conjunction with an acquisition or sale of the Company to a third party, the third party (i) requests that the Executive continue to provide services to the Company or such third party after the closing of the acquisition or sale of the Company and (ii) agrees to pay the Executive compensation for the Executive's services at a rate at least equal to the Executive's compensation in effect as of the date immediately preceding the date on which the acquisition or sale of the Company is consummated, the Executive must provide such services for at least forty-five (45) days, unless the third party terminates Executive's services without Cause prior to the end of such forty-five (45) day period. If the Executive fails to fulfill the requirement of the preceding sentence for any reason, then the Executive will not be eligible for payments under this Paragraph 5(e). On the other hand, if the Executive does fulfill such requirement and the Executive's employment is subsequently terminated, or the Executive elects to no longer continue his employment, then the Executive will be entitled to receive the payments described in this Paragraph 5(e). Payments under this Paragraph 5(e) are intended to be in lieu of the payments the Executive would otherwise be entitled to under Paragraph 5(d).

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

Mark Hamel
71 Trowbridge Lane
Shrewsbury, MA 01545

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

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.

EXECUTIVE	MEDIWARE INFORMATION SYSTEMS, INC.

MARK HAMEL	GEORGE J. BARRY
By:
MARK HAMEL	Name: GEORGE J. BARRY
Title: President and Chief Executive Officer

EXHIBIT 10.39

Carter BloodCare
2205 Highway 121
Bedford, Texas 76021

July 17, 2001

Ortho-Clinical Diagnostics, Inc.
1001 US Highway 202
Raritan, New Jersey 08869
Attn: Dr. Andre Ruzycky

Mediware Information Systems, Inc.
11711 West 79th Street
Lenexa, Kansas 66214
Attn: George "Bud" Barry

Re:     LifeTrakTM/Lab

Gentlemen:

The purpose of this letter agreement ("Letter Agreement") is to clarify certain issues related to (i) that certain License Agreement (the "CBC-Ortho Agreement") dated as of January 31, 1997 between Carter BloodCare, a Texas nonprofit corporation ("CBC") and Ortho-Clinical Diagnostics, Inc., a New York corporation ("Ortho") (as successor to Ortho Diagnostics Systems, Inc., a New Jersey corporation), pursuant to which CBC licensed to Ortho certain exclusive rights to portions of its LifeTrak/Lab software (the "Exclusive Module"), and (ii) that certain Agreement (the "CBC-Mediware Agreement") dated as of November 1999 between CBC and the Hemocare division of Mediware Information Systems, Inc., a New York corporation ("Mediware"), pursuant to which CBC agreed to transfer to Mediware all right, title and interest in and to the Exclusive Module on January 1, 2003.

CBC understands and acknowledges that Ortho (whether directly or through an affiliate, successor, or assignee) now wishes to sublicense to Mediware its rights in the Exclusive Module and CBC has no objection to allowing Ortho to grant to Mediware the right to modify and create derivative works of the Exclusive Module in source and object code form, and to allow Mediware to retain ownership of any such modifications or derivative works. CBC hereby acknowledges and agrees that, notwithstanding any contrary term of either the CBC-Ortho Agreement or the CBC-Mediware Agreement, Ortho may, and is hereby granted the right and license to, convey such sublicense on such terms to Mediware. All other terms and conditions of the CBC-Ortho Agreement and the CBC-Mediware Agreement shall remain in full force and effect. CBC further agrees and acknowledges that the terms and conditions of the sublicense grant as set forth in the form of Software License Agreement (the "Agreement") attached hereto as Exhibit A are consistent with the terms of the CBC-Ortho Agreement and the CBC-Mediware Agreement and acceptable to CBC in all respects.

If the foregoing accurately states our understanding and agreement, please so indicate by your signature below.

Nothing in this agreement is intended to change the Agreement dated November 1999 between Carter BloodCare and the Hemocare division of Mediware Information Systems, Inc., except as expressly set forth herein.

Very truly yours,

Carter Blood Center

Dr. M. H. Sayers
Chief Executive Officer

Agreed and accepted as of this 17 day of July, 2001.

Mediware Information Systems, Inc.	Ortho-Clinical Diagnostics, Inc.

By: GEORGE J. BARRY	By: PETE GARIBALDI
Name: GEORGE J. BARRY	Name: PETE GARIBALDI
Title: CEO	Title: VP, Sales & Marketing

Date: July 17, 2001

SOFTWARE
LICENSE AGREEMENT
(Nonexclusive)
Between

Ortho-Clinical Diagnostics, Inc. ("Licensor") located at 1001 US Highway 202, Raritan, New Jersey 08869 and Mediware Information Systems, Inc. located at 1171 West 79th Street, Lenexa, Kansas 66214 ("Licensee")

LICENSOR'S PROGRAM IS COPYRIGHTED AND LICENSED (NOT SOLD). LICENSOR DOES NOT SELL OR TRANSFER TITLE TO THE LICENSED PROGRAM TO YOU. YOUR LICENSE OF THE LICENSED PROGRAM WILL NOT COMMENCE UNTIL YOU HAVE EXECUTED THIS AGREEMENT AND AN AUTHORIZED REPRESENTATIVE OF LICENSOR HAS RECEIVED, APPROVED, AND EXECUTED A COPY OF IT AS EXECUTED BY YOU.

1.  License. In consideration of the payment of the license fees set forth herein, Licensor grants you a nonexclusive, worldwide, fully paid-up license to use, reproduce, sell or have sold, distribute or have distributed, and modify or create derivative works of LifeTrak™ /Lab, in machine-readable and human-readable source code form and related materials, including documentation and listings, which together constitute the "Licensed Program," and to sublicense the foregoing rights to third parties, subject to the following terms and conditions.

2.  Fees and Payments. The one time license fee for the Licensed Program is Three Hundred Twenty Five Thousand Dollars ($325,000.00). Licensee shall pay this amount directly to Licensor, by wire transfer, upon execution of this Agreement. In addition, Licensee shall pay Licensor any per unit royalty amounts (other than royalties on the foregoing one time license fee) Licensor is obligated to pay its licensor for the license granted under Section 1, not to exceed a 10% royalty on any net revenues from sales of the Licensed Program, prior to December 31, 2002. Licensee shall pay this amount directly to Licensor, by wire transfer, within 30 days following Mediware's recognition of revenue from the third-party customer.

3.  Support. Licensor is not obligated to provide support for the Licensed Software.

4.  Licensee's Responsibilities. Licensee is responsible for selecting an operator who is qualified to operate the Licensed Program on its own equipment and is familiar with the information, calculations, and reports that serve as input and output of the Licensed Program. Licensor reserves the right to refuse assistance or to charge additional fees if an operator seeks assistance with respect to such basic background information or any other matters not directly relating to the operation of the Licensed Program.

5.  Proprietary Protection and Restrictions.

5.1  This Agreement does not provide Licensee with title or ownership of the Licensed Program, but only the limited license rights set forth above. Licensee must keep the Licensed Program free and clear of all claims, liens, and encumbrances. Licensee will own all right, title, and interest in any modifications or derivative works of the Licensed Program it creates. Licensee acknowledges that the Licensed Program is a trade secret of Licensor or its licensor, and Licensee agrees not to disclose the Licensed Program for any purpose other than that for which the sublicense is granted.

5.2  Licensee's rights may not be transferred or assigned except for a transfer of the Licensed Program in its entirety to (1) a successor in interest of Licensee's entire blood bank software business who assumes the obligations of this Agreement or (2) any other party who is reasonably acceptable to Licensor and agrees in writing to be bound by the terms and conditions of this Agreement.

5.3  Licensee acknowledges that, in the event of its breach of Section 1 above, Licensor will not have an adequate remedy in money damages. Licensor shall therefore be entitled to seek an injunction against such breach from any court of competent jurisdiction, without necessity of obtaining bond. Licensor's right to obtain injunctive relief shall not limit its right to seek further remedies.

5.4  If a third party claims that the Licensed Program infringes its patent, copyright, or trade secret, or any similar intellectual property right, Licensor will defend Licensee against that claim at Licensor's expense and pay all damages that a court finally awards, provided that Licensee promptly notifies Licensor in writing of the claim, and allows Licensor to control, and cooperate with Licensor in, the defense or any related settlement negotiations. If such a claim is made or appears possible, Licensee agrees to permit Licensor to enable Licensee to continue to use the Licensed Programs, or to modify or replace them. However, Licensor has no obligation for any claim based on Licensee's modification of the Licensed Program or its combination, operation, or use with any product, data, or apparatus not specified or provided by Licensor, provided that such claim solely and necessarily is based on such combination, operation, or use and such claim would be avoided by combination, operation, or use with products, data, or apparatus specified or provided by Licensor. THIS PARAGRAPH STATES LICENSOR'S ENTIRE OBLIGATION TO LICENSEE WITH RESPECT TO ANY CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT.

6.  Limited Warranty and Limitation of Liability.

6.1  Licensor represents and warrants that it has adequate right, title, and interest in the Licensed Program to grant the license set forth in Section 1 above and to execute, deliver and perform this Agreement. Licensor further warrants, for Licensee's benefit alone, that the Licensed Program conforms in all material respects to the specifications as set forth at Exhibit A.

6.2  Licensor is not responsible for obsolescence of the Licensed Program that may result from changes in Licensee's requirements. The foregoing warranty shall apply only to the most current version of the Licensed Program issued by Licensor from time to time. Licensor assumes no responsibility for the use of superseded, outdated, or uncorrected versions of the Licensed Program.

6.3  As Licensee's exclusive remedy for any material defect in the Licensed Program for which Licensor is responsible, Licensor shall attempt through reasonable efforts to correct or cure any reproducible defect by issuing corrected instructions, a restriction, or a bypass. In the event Licensor does not correct or cure such unconformity or defect, Licensee's exclusive remedy shall be the refund of the amounts paid as the license fee under Section 2 of this Agreement. Licensor shall not be obligated to correct, cure, or otherwise remedy any nonconformity or defect in the Licensed Program if Licensee has made any changes whatsoever to the Licensed Program, if Licensee program has been misused or damaged in any respect, or if Licensee has not reported to Licensor the existence and nature of such nonconformity or defect promptly upon discovery thereof.

6.4  EXCEPT AS EXPRESSLY SET FORTH IN THIS AGREEMENT, LICENSOR DISCLAIMS ANY AND ALL PROMISES, REPRESENTATIONS, AND WARRANTIES WITH RESPECT TO THE LICENSED PROGRAM, INCLUDING ITS CONDITION, ITS CONFORMITY TO ANY REPRESENTATION OR DESCRIPTION, THE EXISTENCE OF ANY LATENT OR PATENT DEFECTS, ANY NEGLIGENCE, AND ITS MERCHANTABILITY OR FITNESS FOR A PARTICULAR USE.

6.5  The cumulative liability of either party to the other for all claims relating to the Licensed Program and this Agreement, including any cause of action sounding in contract, tort or strict liability, shall not exceed the total amount of all license fees paid by Licensee to Licensor hereunder. The limitation of liability is intended to apply without regard to whether other provisions of this Agreement have been breached or have proven ineffective. This limitation of liability shall not apply to the indemnification provided in section 5 hereof. Licensor shall have no liability for loss of data or documentation, it being understood that Licensee is responsible for reasonable backup precautions.

6.6  In no event shall either party be liable for any loss of profit, any incidental, special, exemplary, or consequential damage, or any claims or demands brought against the other party even if Licensor or Licensee, as applicable, has been advised of the possibility of such claims or demands. This limitation upon damages and claims is intended to apply without regard to whether other provisions of this agreement have been breached or have proven ineffective.

6.7  Licensee may have additional rights under certain laws (e.g., consumer laws) that do not allow the exclusion of implied warranties, or exclusion or limitation of certain damages. If such laws apply, Licensor's exclusions or limitations do not apply to Licensee.

7.  Term of Agreement. Licensee's license of the Licensed Program shall become effective upon payment of the one-time license fee pursuant to Section 2 above, and shall expire on December 31, 2002.

8.  Miscellaneous.

8.1  This agreement shall be governed by and construed in accordance with the laws of the State of New York.

8.2  No modification of this Agreement shall be binding unless it is in writing and is signed by an authorized representative of the party against whom enforcement of the modification is sought.

8.3  References to Licensee's use or benefit include any subsidiaries it may own directly or indirectly by more than fifty percent (50%) provided that, to the extent of their use and benefit, they comply with the restrictions herein.

8.4  Any notices required or permitted under the Agreement shall be in writing and delivered in person or sent by registered or certified mail, return receipt requested, with proper postage affixed.

8.5  In the event that any of the terms of this Agreement is or becomes or is declared to be invalid or void by any court or tribunal of competent jurisdiction, such term or terms shall be null and void and shall be deemed severed from this Agreement and all remaining terms of this agreement shall remain n full force and effect.

8.6  THIS AGREEMENT IS THE COMPLETE AND EXCLUSIVE STATEMENT OF LICENSOR'S OBLIGATIONS AND RESPONSIBILITIES TO LICENSEE, AND SUPERSEDES ANY OTHER PROPOSAL, REPRESENTATION, OR OTHER COMMUNICATIONS BY OR ON BEHALF OF LICENSOR RELATING TO THE SUBJECT MATTER HEREOF.

8.7  Any controversy or claim arising out of or relating to this Agreement or the validity, inducement, or breach thereof, shall be settled by arbitration before a single arbitrator in accordance with the Commercial Arbitration Rules of the American Arbitration Association ("AAA") then pertaining, except where those rules conflict with this provision, in which case this provision controls. The parties hereby consent to the jurisdiction of the federal district court for the district in which the arbitration is held for the enforcement of this provision and the entry of judgment on any award rendered hereunder. Should such court for any reason lack jurisdiction, any court with jurisdiction shall enforce this clause and enter judgment on any award. The arbitrator shall be an attorney who has at least 15 years of experience with a law firm or corporate law department of over 25 lawyers or was a judge of a court of general jurisdiction. The arbitration shall be held in New York, New York and in rendering the award the arbitrator must apply the substantive law of New York (except where that law conflicts with this clause), except that the interpretation and enforcement of this arbitration provision shall be governed by the Federal Arbitration Act. The arbitrator shall be neutral, independent, disinterested, impartial and shall abide by The Code of Ethics for Arbitrators in Commercial Disputes approved by the AAA. Within 45 days of initiation of arbitration, the parties shall reach agreement upon and thereafter follow procedures assuring that the arbitration will be concluded and the award rendered within no more than eight months from selection of the arbitrator. Failing such agreement, the AAA will design and the parties will follow the procedures that meet such a time schedule. Each party has the right before or, if the arbitrator cannot hear the matter within an acceptable period, during the arbitration to seek and obtain from the appropriate court provisional remedies such as attachment, preliminary injunction, etc., to avoid irreparable harm, maintain the status quo or preserve the subject matter of the arbitration. THE ARBITRATOR SHALL NOT AWARD ANY PARTY PUNITIVE, EXEMPLARY, MULTIPLIED OR CONSEQUENTIAL DAMAGES, AND EACH PARTY HEREBY IRREVOCABLY WAIVES ANY RIGHT TO SEEK SUCH DAMAGES. NO PARTY MAY SEEK OR OBTAIN PREJUDGMENT INTEREST OR ATTORNEYS' FEES OR COSTS.

Accepted and Approved:
Mediware Information Systems, Inc	Ortho-Clinical Diagnostics, Inc.

By: GEORGE J. BARRY	By: PETE GARIBALDI
GEORGE J. BARRY	PETE GARIBALDI
Title: CEO	Title: VP, Sales and Marketing
Donor Screening
Date: July 17, 2001	Date: July 13, 2001

EXHIBIT 11

	Three Months Ended September 30	Three Months Ended September 30
	2001	2000
	(Unaudited)	(Unaudited)

Basic Earnings Per Share

Net earnings (loss)	$ 428,000	$ (310,000)

Weighted-average Common Shares:
Outstanding	7,209,000	7,109,000

Basic Earnings (loss) Per Share	$ 0.06	$ (0.04)

Diluted Earnings Per Share

Net earnings (loss)	$ 428,000	$ (310,000)

Weighted-average Common Shares:
Outstanding	7,293,000	7,109,000

Options and Warrants	-0-	-0-

	7,293,000	7,109,000

Diluted Earnings Per Share	$ 0.06	$ (0.04)

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of September 30, 2001 and for the three month periods ended September 30, 2001 and 2000, as indicated in our review report dated November 5, 2001; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference in the Registration Statement on Form S-8 (No. 333-07591).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 and 11 of that Act.

Richard A. Eisner & Company, LLP

New York, New York
November 5, 2001