Form 10-Q
period 2001-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2002-01-28
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

As of January 21, 2002, there were 7,224,374 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	December 31	June 30
	2001	2001
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 2,309	$ 2,343
Accounts receivable (net of allowance of $670 at
December 31, 2001 and $611 at June 30, 2001)	6,642	5,886
Inventories	130	244
Deferred tax asset	388	388
Prepaid expenses and other current assets	271	223
Total current assets	9,740	9,084

Fixed Assets, net	1,509	1,835
Capitalized software costs, net	11,650	10,307
Goodwill, net	5,145	5,145
Purchased technology, net	1,349	1,276
Deferred tax asset	977	1,665
Other long term assets	144	147
Total Assets	$ 30,514	$ 29,459
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,823	$ 2,162
Advances from customers	7,085	6,757
Accrued expenses and other current liabilities	3,188	3,190
Total current liabilities	12,096	12,109
Notes payable and accrued interest payable to a related party	1,327	1,303
Total Liabilities	13,423	13,412
Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 12,000,000	722	721
shares; issued and outstanding; 7,224,000 shares at
December 31, 2001 and 7,207,000 at June 30, 2001
Additional paid-in capital	23,212	23,186
Accumulated deficit	(6,774)	(7,804)
Accumulated other comprehensive (loss)	(69)	(56)
Total stockholders' equity	17,091	16,047
Total Liabilities and Stockholders' Equity	$ 30,514	$ 29,459
	=========	=========

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenues
System sales	$ 2,871	$ 1,832	$ 5,673	$ 3,437
Services	4,665	4,217	9,178	8,736
Total revenues	7,536	6,049	14,851	12,173
	________	________	________	________
Cost and Expenses
Cost of systems	756	542	1,564	989
Cost of services	1,359	1,694	2,778	3,360
Software development costs	1,398	1,315	2,731	2,731
Selling, general & administrative	3,013	3,916	6,055	7,047
Total costs and expenses	6,526	7,467	13,128	14,127
Operating income (loss)	1,010	(1,418)	1,723	(1,954)

Interest and other income	22	24	34	59
Interest (expense)	(27)	(16)	(39)	(32)
Earnings (loss) before provision for income taxes	1,005	(1,410)	1,718	(1,927)
Benefit (provision) for income taxes	(403)	564	(688)	771
Net Earnings (Loss)	$ 602	$ (846)	$ 1,030	$ (1,156)
	========	========	========	========

Other Comprehensive Income, net of tax
Foreign currency translation adjustment	(1)	(0)	(13)	(16)
Comprehensive Income (Loss)	$ 601	$ (846)	$ 1,017	$ (1,172)
	========	========	========	========

Earnings (Loss) Per Common Share
Basic	$ 0.08	$ (0.12)	$ 0.14	$ (0.16)
	========	========	=======	======
Diluted	$ 0.08	$ (0.12)	$ 0.14	$ (0.16)
	========	========	=======	======
Weighted Average Common Shares Outstanding
Basic	7,224	7,166	7,217	7,141
	========	========	=======	======
Diluted	7,480	7,166	7,401	7,141
	========	========	=======	======

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Six Months Ended December 31,

	2001	2000
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net earnings (loss)	$ 1,030	$ (1,156)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	1,503	1,533
Deferred tax asset	688	(771)
Shares issued to directors	-	50

Provision for doubtful accounts	75	652
Changes in operating assets and liabilities:
Accounts receivable	(831)	(1,081)
Inventories	114	22
Prepaid expenses and other assets	(48)	129
Accounts payable, accrued expenses and
customer advances	13	413
Net cash (used in) provided by operating activities	2,544	(209)

Cash Flows From Investing Activities
Acquisition of fixed assets, net of disposals	(40)	(295)
Capitalized software costs	(2,226)	(2,141)
Acquisition of technology	(325)	-
Net cash (used in) investing activities	(2,591)	(2,436)

Cash Flows From Financing Activities

Proceeds from exercise of options	27	129

Net cash provided by financing activities	27	129

Foreign currency translation adjustments	(14)	(16)

Net decrease in cash and cash equivalents	(34)	(2,532)
Cash and cash equivalents at beginning of period	2,343	3,634
Cash and cash equivalents at end of period	$ 2,309	$ 1,102
	==========	=========

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Income taxes	$ -	$ 7

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

The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three and six months ended December 31, 2001, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the three months ended December 31, 2000 and the six months ended December 31, 2000, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

3.     RELATED PARTY TRANSACTIONS

On October 11, 2000, Fratelli Auriana, an entity controlled by Mr. Auriana, Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, in addition to the amount previously loaned to the Company, to be drawn in multiples of $250,000, as needed by the Company. Terms and conditions were finalized and signed December 1, 2000 between Fratelli Auriana, Mr. Auriana, and the Company. On December 5, 2001, the terms and conditions were modified to extend the term of the loan agreement, including the outstanding note, to September 30, 2003. As of January 24, 2002, the Company has not borrowed against the $2,000,000 loan.

INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, and cash flows for the three-month and six-month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
January 21, 2002

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in or incorporated into this 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third party software, (iii) dependence on third party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulations on the Company, (viii) product related liabilities, (ix) risks associated with s ystem errors and warranties. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company does not intend to update publicly any forward-looking statements.

Results of Operations for the Three Months Ended December 31, 2001 as Compared to the Three Months Ended December 31, 2000

Total revenues for the quarter ended December 31, 2001 were $7,536,000, an increase of $1,487,000 or 24.6% from the prior year's second quarter total of $6,049,000. The Blood Supply, Pharmacy, and JAC divisions each experienced increases in total revenues in the quarter ended December 31, 2001, as compared to the quarter ended December 31, 2000. These increases were partially offset by a decline in total revenues in the Operating Room division.

System sales, which include proprietary software, third party software and hardware sales, increased by 56.7% or $1,039,000 from a year ago. With the exception of the Operating Room division, all of the Company's divisions experienced increased system sales in the December 31, 2001 quarter. During the second quarter of fiscal 2002, the Operating Room division offered for sale its new business intelligence data analysis tool set and renamed its product Perioperative Solutions. Management believes, but cannot assure, that the Operating Room division will improve in future quarters with these changes. The Pharmacy division reported an increase of $991,000 in system sales or 117.0%, to a total of $1,838,000 in the second quarter of fiscal 2002 as compared to the same quarter a year ago. Management believes but cannot assure, that these increases continue to reflect the market's acceptance of its WORx™ pharmacy product and its ability to sell more systems at significantly higher than historical average selling prices. The Blood Supply division reported system sale increases of $124,000 or 27.0% to a total of $573,000, primarily due to an additional LifeTrak™ sale completed in the quarter ended December 31, 2001. The JAC division reported significant increases in systems sales of $133,000 or 98.5% to $268,000 as compared to the same quarter in fiscal year 2001.

Service revenues, which include recurring software support, implementation and training services, increased by $448,000 or 10.7% to $4,665,000, compared to service revenues for the comparable period in the prior year of $4,217,000 with all divisions reporting increases. The Pharmacy division reported increases in service revenue of $326,000 or 20.2% principally due to improved utilizations in the implementation process, which continues to be the focus of management. The Blood Supply division reported an increase in service revenues of $76,000 or 3.8%, over the same quarter of last year due to the ramping up of LifeTrak™ installations.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems was 26.3% of new system sales for the quarter ended December 31, 2001 compared to 29.6% in the same quarter last year. Cost of systems increased by $214,000 or 39.5%, from $542,000 to $756,000 in the second quarter of fiscal 2002, reflecting the overall increase in system sales and a lower mix of hardware sales in the most recent quarter.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services decreased 19.8% or $335,000 to $1,359,000 in the second quarter of fiscal 2002 as compared to the same quarter a year ago. The decrease in cost of services was primarily due to staffing changes implemented early in calendar 2001 as management attention focused on increasing utilizations (the percentage of billed hours to worked hours) in all divisions resulting in productivity gains. Cost of services was 29.1% of related revenues in the second quarter of fiscal 2002, as compared to 40.1% in the same quarter of fiscal 2001. Management believes, but cannot assure, that cost of services as a percentage of service revenue will continue to decline as efficiencies of personnel and other resources continue to increase.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development along with amortization of capitalized software development costs. Software development costs increased 6.3% or $83,000 for the quarter ended December 31, 2001 as compared to the same quarter in the prior fiscal year. The Pharmacy division and Operating Room division experienced approximately $63,000 and $48,000, respectively, in increased software development costs in the quarter as compared to the same quarter in fiscal 2001, while the Blood Supply division experienced a decrease in software development costs of $28,000 or 4.9%. Cash expenditures related to software development exclude the impact of capitalization and amortization. Cash expenditures in the December 31, 2001 quarter were approximately $2,021,000, or an increase of $163,000 or 8.8% compared to the quarter ended December 31, 2000. The Pharmacy division experienced a reduction of $71,000 in cas h expenditures for the quarter ended December 31, 2001, which is attributable to the continued transition of the WORx™ product from higher cost spending for functionality to lower cost feature enrichment. The Operating Room division had an increase in cash expenditures of $67,000 for the second quarter in fiscal 2002 while the Blood Supply division experienced an increase of $167,000 in overall development spending in the quarter ended December 31, 2001. Management believes, but cannot assure, that software development cash expenditures for the Company's Pharmacy and Operating Room divisions will decline as a percent of related sales.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A decreased $903,000 or 23.1% to $3,013,000 for the quarter ended December 31, 2001, compared to last year at $3,916,000. The majority of this decline in expenses is due to severance costs incurred in the second quarter of fiscal 2001 and organizational changes implemented since January 2001, which have resulted in cost savings. Management believes, but cannot assure, that SG&A expenses exclusive of sales commissions will continue to decrease as a percentage of sales as the Company continues a cost review strategy, focusing on reduced staffing requirements and related costs.

Net profits were $602,000 for the quarter ended December 31, 2001, as compared to net losses of $846,000 in the same quarter last fiscal year.

Results of Operations for the Six Months Ended December 31, 2001 as Compared to the Six Months Ended December 31, 2000

Total revenues for the six months ended December 31, 2001 were $14,851,000, an increase of $2,678,000 or 22.0% from the prior year's first six months' total of $12,173,000. The Blood Supply, Pharmacy and JAC divisions experienced increases in total revenues in the six months ended December 31, 2001 as compared to the six months ended December 31, 2000. The Operating Room division experienced a slight decline in total revenues during the same time period.

System sales for the six months ended December 31, 2001 increased by 65.1% or $2,236,000 from the comparable period of 2000. As with the results for the quarter ended December 31, 2001, the results for the comparable period of 2000 showed system sales increases in all divisions with the exception of the Operating Room division. System sales in the Blood Supply division increased by $783,000 or 120.3% to a total of $1,434,000. These increases in sales were partially attributable to the Company's July 2001 acquisition of intellectual property rights for the integrated testing module for the LifeTrak™ donor system. This module supports a clinical operation that is important to the LifeTrak™ targeted customer base. The Pharmacy division also reported a significant increase in system sales of $1,826,000 or 99.3%, to a total of $3,665,000 in the first six months of fiscal 2002, as compared to the sam e period in fiscal 2001. In addition, the JAC division reported increases in system sales of $150,000 or 62.3%, to $391,000 from the same six months in fiscal 2001.

Service revenues, as described above, increased by $442,000 or 5.1%, as compared to service revenues of $8,736,000 during the first six months of fiscal 2001, to a total of $9,178,000.

Cost of systems, defined previously, was 27.6% of new system sales for the six months ended December 31, 2001 compared to 28.8% in the same period last year. Cost of systems increased by $575,000 or 58.1% from $989,000 to $1,564,000 in the first six months of fiscal 2002, reflecting the overall increase in system sales and a lower mix of hardware sales resulting in higher margins in fiscal 2002.

Cost of services, as previously described, decreased 17.3%, or $582,000, to $2,778,000 in the first six months of fiscal 2002 as compared to the same period a year ago. The decrease in cost of services was primarily due to staffing changes implemented early in calendar 2001 and productivity gains. Cost of services was 30.3% of related revenues in the first six months of fiscal 2002, as compared to 38.5% for the same period of fiscal 2001.

Software development costs, as previously described, remained consistent with the six months ended December 31, 2001 as compared to the same period in the prior fiscal year. Cash expenditures in the six months ending December 31, 2001 were approximately $4,074,000; a decrease of $50,000, or 1.2%, compared to the six months ended December 31, 2000. The Pharmacy division experienced a reduction of $272,000 in cash expenditures for the six months ended December 31, 2001. The Operating Room and Blood Supply divisions experienced increases of $121,000 and $98,000, respectively, in overall development spending in the six months ended December 31, 2001.

SG&A expenses decreased $992,000 or 14.1% to $6,055,000 for the six months ended December 31, 2001, compared to $7,047,000 for the same period in the prior fiscal year. The majority of this decline in expenses is due to severance costs incurred in the first six months of fiscal 2001 and organizational changes implemented which resulted in cost savings.

Net profit was $1,030,000 for the six months ended December 31, 2001, compared to a net loss of $1,156,000 in the six months ended December 31, 2000.

Liquidity and Capital Resources

As of December 31, 2001, the Company had cash and cash equivalents of $2,309,000 and working capital deficit of $2,356,000. This compares to a cash and cash equivalents balance of $2,343,000 and working capital deficit of $3,025,000 at June 30, 2001. At December 31, 2001, the Company's current ratio improved to 0.81:1 as compared to 0.75:1 at June 30, 2001. The Company generated net cash from operating activities of $2,544,000 for the six months ended December 31, 2001, compared to net cash used for operations of $209,000 during the same period in fiscal year 2001. Cash flow from operations increased for the first six months of fiscal 2002 due primarily to improvements in the Company's net earnings. Additionally, the Company had long term borrowing capacity of $2,000,000 all of which was available as of December 31, 2001.

The Company invested $2,591,000 and $2,436,000 during the six months ended December 31, 2001 and 2000 respectively. Cash used in investing activities primarily consists of capitalized product development costs of $2,226,000 and $2,141,000 and fixed assets purchases of $40,000 and $295,000 respectively during the six months ended December 31, 2001 and 2000. Additionally, the Company acquired the intellectual property rights for a Blood Donor Center testing module for $325,000 from Ortho Clinical Diagnostics, Inc. in July 2001.

The Company's liquidity is influenced by the Company's ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of Healthcare Information System providers. The factors that may affect liquidity are the ability to penetrate the market with its products, maintain or reduce the length of the selling cycle, and the ability to collect cash from clients as implementations of systems progresses. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the existing line of products, management believes that current funds, cash generated from operations, and the loan commitment from Fratelli Auriana, an entity controlled by Lawrence Auriana, the Chairman of the Board of Directors of the Company, described in Note 3 to the Financial Statements, and implemented expense reductions, will be sufficient to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs. Currently, there are no plans for additional outside financing.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted under certain circumstances. Pursuant to SFAS 142, goodwill recorded upon an acquisition will no longer be amortized. However, the carrying value of goodwill must be tested annually for impairment, and if determined to be impaired an impairment charge must be recorded. SFAS 141 also requires companies to consider whether the initial recording of goodwill should be allocated to other intangible assets that have a definitive life. The Company adopted SFAS 141 and SFAS 142 effective July 1, 2001. The company evaluated its original acquisitions, which h ad resulted in historical goodwill, and determined that there was no impairment.

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

PART II

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company for the fiscal year ended June 30, 2000 was held on October 2, 2001. The matters voted on at the annual meeting of the Company's shareholders, the number of votes cast for, against or withheld, and the number of abstention or broker non-votes for each matter were as follows:

Election of Class III Directors to hold office for a three-year term

	For	Against	Abstentions/Broker Non-Votes
Lawrence Auriana	4,485,000	4,192	2,642,636
Jonathan H. Churchill	4,485,000	4,192	2,642,636
John Gorman, M.D.	4,485,000	4,192	2,642,636
Clinton G. Weiman, M.D.	4,485,000	4,192	2,642,636

Ratification of the selection of Richard A. Eisner & Company, LLP as certified public accountants of the Company for the year ended June 30, 2000
For	Against	Abstentions/Broker Non-Votes
4,485,506	2,516	2,644,286

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a).           Exhibits
Exhibit 10.40	Amendment #1 to loan agreement between Mediware Information Systems, Inc. and Fratelli Auriana dated as of December 5, 2001
Exhibit 11.	Schedule of Computation of Net Income (Loss) Per Share
Exhibit 15.	Letter of awareness from Richard A. Eisner & Company, LLP dated January 21, 2002 concerning unaudited interim financial information

(b).          Reports on Form 8-K for the Quarter Ended December 31, 2001

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MEDIWARE INFORMATION SYSTEMS, INC.
                                                         (Registrant)

  January 25, 2002                              GEORGE J. BARRY
        Date                                          GEORGE J. BARRY
                                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

  January 25, 2002                             JILL H. SUPPES
        Date                                         JILL H. SUPPES
                                                        CHIEF ACCOUNTING OFFICER

EXHIBIT 10.40

MEDIWARE INFORMATION SYSTEMS, INC.
11711 W. 79th Street
Lenexa, Kansas 66214

December 5, 2001

Fratelli Auriana, Inc.
155 Old North Stamford Road
Stamford, Connecticut 06905

Gentlemen:

Reference is made to the Amended and Restated Secured Loan Agreement between Mediware Information Systems, Inc. and Fratelli Auriana, Inc. dated as of September 30, 2000 (the "Agreement"). We have agreed to amend the Agreement as follows:

1. The definition of the term "Maturity Date" set forth in Section 1.01 of the Agreement, is hereby amended and replaced with the following:

2. Section 2.01 of the Agreement is modified in its entirety to read as follows:

SECTION 2.01 The Loan. Subject to the terms and conditions contained in this Agreement, the Lender agrees to make the Loan Facility to the Borrower from and after the Closing Date. Drawdowns of the Loan Facility in multiples of $250,000 may be made by Borrower, assuming it is in compliance with the conditions for drawdowns, and is not in default hereunder, at any time and from time to time, up to September 30, 2002.

3. Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Agreement.

4. The Agreement, to the extent amended herein, remains in full force and effect in accordance with its terms.

Please confirm your agreement with the foregoing by signing and returning a duplicate copy of this letter to the undersigned.

MEDIWARE INFORMATION SYSTEMS, INC.

By        /s/ George J. Barry
                 George J. Barry
                 President and Chief Executive Officer

AGREED AND ACCEPTED

FRATELLLI AURIANA, INC.

By:       /s/ Lawrence Auriana
                 Lawrence Auriana

Name:       Lawrence Auriana

Title:

Date:        January 17, 2002

EXHIBIT 11

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
Computation of Net Earnings Per Share

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Basic Earnings Per Share
Net earnings (loss)	$ 602,000	$ (846,000)	$ 1,030,000	$ (1,156,000)

Weighted-average Common Shares:
Outstanding	7,224,000	7,166,000	7,217,000	7,141,000
Basic Earnings Per Share	$ 0.08	$ (0.12)	$ 0.14	$ (0.16)

Diluted Earnings Per Share
Net earnings (loss)	$ 602,000	$ (846,000)	$ 1,030,000	$ (1,156,000)

Weighted-average Common Shares:
Outstanding	7,224,000	7,166,000	7,217,000	7,141,000

Incremental Shares from Stock Options	256,000	-	184,000	-

	7,480,000	7,166,000	7,401,000	7,141,000

Diluted Earnings Per Share	$ 0.08	$ (0.12)	$ 0.14	$ (0.16)

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of December 31, 2001 and for the three and six-month periods then ended, as indicated in our review report dated January 21, 2002; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated by reference in the Registration Statement on Form S-8 (No. 333-07591).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Richard A. Eisner & Company, LLP

New York, New York
January 21, 2002