Form 10-Q/A
period 2001-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2002-01-30
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

AMENDMENT TO
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

(Amendment to re-file this Exhibit due to the loss of one line from Item Number 1 of the attached loan agreement amendment during the original transmission)

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

  January 29, 2002                              GEORGE J. BARRY
        Date                                          GEORGE J. BARRY
                                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

  January 29, 2002                             JILL H. SUPPES
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

"Maturity Date" shall mean September 30, 2003.

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