Form 10-Q
period 2002-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2002-04-22
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

As of April 3, 2002, there were 7,240,202 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	March 31,	June 30,
	2002	2001
		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 2,366	$ 2,343
Accounts receivable (net of allowance of $724 at
March 31, 2002 and $611 at June 30, 2001)	7,476	5,886
Inventories	123	244
Deferred Tax Asset	466	388
Prepaid expenses and other current assets	319	223
Total current assets	10,750	9,084

Fixed assets, net	1,371	1,835
Capitalized software costs, net	12,507	10,307
Goodwill, net	5,145	5,145
Purchased technology, net	1,222	1,276
Deferred tax asset	405	1,665
Other long term assets	144	147
Total Assets	$ 31,544	$ 29,459
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,176	$ 2,162
Advances from customers	7,272	6,757
Accrued expenses and other current liabilities	2,868	3,190
Total current liabilities	12,316	12,109

Notes payable and accrued interest payable to a related party	1,340	1,303
Total Liabilities	13,656	13,412
	___________	___________
Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 12,000,000
shares; issued and outstanding; 7,240,000 shares at
March 31, 2002 and 7,207,000 at June 30, 2001	724	721
Additional paid-in capital	23,260	23,186
Accumulated deficit	(6,033)	(7,804)
Accumulated other comprehensive loss	(63)	(56)
Total stockholders' equity	17,888	16,047
Total Liabilities and Stockholders' Equity	$ 31,544	$ 29,459
	=========	=========

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001

Revenues
System sales	$ 2,677	$ 2,388	$ 8,350	$ 5,825
Services	4,784	4,409	13,962	13,145
Total revenues	7,461	6,797	22,312	18,970
	________	________	________	________
Cost and Expenses
Cost of systems	573	625	2,137	1,614
Cost of services	1,407	1,442	4,185	4,802
Software development costs	1,421	1,252	4,152	3,983
Selling, general and administrative	2,824	3,286	8,879	10,333
Total costs and expenses	6,225	6,605	19,353	20,732
	________	________	________	________
Operating income (loss)	1,236	192	2,959	(1,762)

Interest and other income	21	18	55	77
Interest expense	(22)	(16)	(61)	(48)
Earnings (loss) before provision for income taxes	1,235	194	2,953	(1,733)
(Provision) benefit for income taxes	(494)	(77)	(1,182)	694

Net Earnings (Loss)	$ 741	$ 117	$ 1,771	$ (1,039)
	=========	=========	=========	=========

Other Comprehensive Income, net of tax
Foreign currency translation adjustment	5	18	(8)	2

Comprehensive Income (Loss)	$ 746	$ 135	$ 1,763	$ (1,037)
	=========	=========	=========	=========

Earnings (Loss) Per Common Share
Basic	$ 0.10	$ 0.02	$ 0.25	$ (0.15)
	=========	=========	=========	=========
Diluted	$ 0.10	$ 0.02	$ 0.24	$ (0.15)
	=========	=========	=========	=========
Weighted Average Common Shares Outstanding
Basic	7,231	7,171	7,222	7,145
	=========	=========	=========	=========
Diluted	7,701	7,262	7,515	7,145
	=========	=========	=========	=========

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2002
(Amounts in Thousands, except Shares)

	For the Nine Months Ended March 31,

	2002	2001

Cash Flows From Operating Activities
Net earnings (loss)	$ 1,771	$ (1,039)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	2,297	2,336
Deferred tax asset	1,182	(693)
Shares issued to directors		77

Gain on disposal of fixed assets		(4)
Provision for doubtful accounts	113	829
Changes in operating assets and liabilities:
Accounts receivable	(1,703)	(1,048)
Inventories	121	(11)
Prepaid expenses and other assets	(93)	180
Accounts payable, accrued expenses and
customer advances	244	876
Net cash provided by operating activities	3,932	1,503
	__________	__________

Cash Flows From Investing Activities
Acquisition of fixed assets, net of disposals	(65)	(316)
Capitalized software costs	(3,589)	(2,938)
Acquisition of technology	(325)	-
Net cash used in investing activities	(3,979)	(3,254)
	_________	_________

Cash Flows From Financing Activities

Proceeds from exercise of options	77	131
Other		11
Net cash provided by (used in) financing activities	77	142
	__________	_________

Foreign currency translation adjustments	(7)	2

Net increase (decrease) in cash and cash equivalents	23	(1,607)
Cash and cash equivalents at beginning of period	2,343	3,634
Cash and cash equivalents at end of period	$ 2,366	$ 2,027
	=========	=========

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Income taxes	$	$ 7

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

The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three months ended March 31, 2002 and March 31, 2001 and for the nine months ended March 31, 2002, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the nine months ended March 31, 2001, common stock equivalents are not included in the calculation of loss per share as the effect would be anti-dilutive.

3.     RELATED PARTY TRANSACTIONS

On October 11, 2000, Fratelli Auriana, an entity controlled by Mr. Auriana, the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company. Terms and conditions were finalized and signed December 1, 2000 between Fratelli Auriana, Mr. Auriana and the Company. On December 5, 2001, the terms and conditions were modified to extend the term of the loan agreement, including the outstanding note, to September 30, 2003. As of April 22, 2002, the Company has not borrowed against the loan.

4.     NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted under certain circumstances. Pursuant to SFAS 142, goodwill recorded upon an acquisition will no longer be amortized. However, the carrying value of goodwill must be tested annually for impairment, and if determined to be impaired an impairment charge must be recorded. SFAS 141 also requires companies to consider whether the initial recording of goodwill should be allocated to other intangible assets that have a definitive life. The Company adopted SFAS 141 and SFAS 142 effective July 1, 2001. In accordance with SFAS 142, the company has tested goodwill for impairment as of such date and determined that there was no impairment.

The following tabulation reflects net earnings (loss) for the periods presented adjusted to exclude amortization expense recognized in those periods related to goodwill together with related per share amounts.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Reported net earnings (loss)	$ 741	$ 117	$ 1,771	$ (1,039)
Goodwill amortization, net of tax effect		108		325
	_________	_________	_________	_________
Adjusted net earnings (loss)	$ 741	$ 225	$ 1,771	$ (714)
	=========	=========	=========	=========

Basic earnings (loss) per share:
Reported net earnings (loss)	$ 0.10	$ 0.02	$ 0.25	$ (0.15)
Goodwill amortization		.02		.05
	_________	_________	_________	_________
Adjusted net earnings (loss)	$ 0.10	$ 0.04	$ 0.25	$ (0.10)
	=========	=========	=========	=========

Diluted earnings (loss) per share:
Reported net earnings (loss)	$ 0.10	$ 0.02	$ 0.24	$ (0.15)
Goodwill amortization		.02		.05
	_________	_________	_________	_________
Adjusted net earnings (loss)	$ 0.10	$ 0.04	$ 0.24	$ (0.10)
	=========	=========	=========	=========

INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations and comprehensive income, and cash flows for the three-month and nine-month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated August 10, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2001, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Richard A. Eisner & Company, LLP

New York, New York
April 17, 2002

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

Results of Operations for the Three Months Ended March 31, 2002 as Compared to the Three Months Ended March 31, 2001

Total Company revenues increased $664,000 or 9.8% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Primarily this is due to higher sales of the Company's Pharmacy WORx™ product and related services. Increased sales of the WORx™ product are slightly offset by lower hardware sales in the Blood Bank division.

Systems sales for the third quarter of Fiscal 2002 increased $289,000, or 12.1%, as compared to the same quarter of Fiscal 2001. As with total company revenues, this increase is primarily due to higher sales of the Pharmacy division's WORx™ product offset by reduced Blood Bank division hardware sales. The Pharmacy division system sales increased $383,000 or 22.8% for the March 31, 2002 quarter as compared to the same quarter ended March 31, 2001 while the Blood Bank division reported a decrease of $133,000 or 32.5% in system sales for the same period. The Operating Room division reported an increase of $12,000 or 9.0% in system sales in its first full quarter in which its new product, Perioperative Solutions was available to customers. The JAC division reported an increase of $27,000 or 16.5% in system sales as it began to deliver its new Windows Prescribing module. Management believes, but cannot assure that, system revenues will continue to improve over the next few quarters. The Company is experiencing increased customer interest in each division's product offerings.

Service revenues, which include recurring software support, implementation and training services, increased 8.5% or $375,000 for the current quarter as compared to the same quarter in Fiscal 2001. This increase is primarily due to the delivery of implementation services sold to new WORx™ clients in the previous twelve months. The Pharmacy division recorded an increase in service revenue of $360,000 or 21.8% for the three months ended March 31, 2002.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems was 21.4% of related system sales for the third quarter of fiscal 2002 compared to 26.2% for the same period in fiscal 2001 reflecting the impact of increased sales of higher margin proprietary software system sales experienced in the Company's Pharmacy division and reduced sales of lower margin hardware in the Blood Bank division. Cost of systems decreased $52,000 or 8.3%, from $625,000 to $573,000 in the third quarter of fiscal 2002.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct client service department expenses. Cost of services decreased by $35,000 or 2.4% for the third quarter compared to the same period in fiscal 2001. Reductions were seen in all divisions. These spending decreases were principally due to staffing changes implemented early in calendar year 2001 as management attention focused on increasing utilizations (the percentage of billed hours to worked hours) resulting in productivity gains. The Company continues to see the effects of higher system sales and increased utilization levels. In the three month period ended March 31, 2002, cost of services was 29.4% of related revenues, as compared to 32.7% in the same quarter of fiscal 2001.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development along with amortization of capitalized software development costs. Software development costs increased 13.5% or $169,000 for the quarter ended March 31, 2002 as compared to the same quarter in the prior year. The Pharmacy division and Operating Room divisions experienced approximately $172,000 and $57,000 respectively in increased software development costs in the quarter as compared to the same quarter in Fiscal 2001, while the Blood Bank division experienced a decrease in software development costs of $58,000 or 9.2%. Cash expenditures exclude the impact of capitalization and prior year's amortization. Total cash expenditures for software development increased $624,000. Primarily these increases are attributable to a focused effort in the Operating Room and Blood Bank divisions to complete their software offerings. The Company anticipates, but cannot assure, that R&D expenses, as a percent of related sales, will continue to decrease for the Pharmacy division and Operating Room divisions.

Selling, general and administrative (SG&A) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A decreased $462,000 or 14.1% to $2,824,000 for the quarter ended March 31, 2002, compared to last year at $3,286,000. The reduction experienced by the Company in the quarter ended March 31, 2002 is primarily due reduced staffing levels and resulting reductions in associated costs in all divisions as compared to the quarter ended March 31, 2001.

Net profits increased 533.3% to $741,000 for the quarter ended March 31, 2002, as compared to net profits of $117,000 in the quarter ended March 31, 2001.

Results of Operations for the Nine Months Ended March 31, 2002 as Compared to the Nine Months Ended March 31, 2001

Total revenues for the nine months ended March 31, 2002 were $22,312,000, an increase of $3,342,000 or 17.6% from the prior year's first nine months' total of $18,970,000. The Pharmacy, Blood Bank and JAC divisions each experienced increases in total revenues in the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. The Operating Room division experienced a slight decline in total revenues during the same time period.

Systems sales for the nine months ended March 31, 2002 increased $2,525,000 or 43.4% from the comparable period of fiscal 2001. With the exception of the Operating Room division, which recorded a decrease in systems sales revenue of $528,000, or 61.7% in year to date results, all divisions reported increases in systems sales. The Blood Bank Division experienced an increase of $650,000 or 61.3% in systems sales while the JAC division reported an increase of approximately $194,000 or 49.9%. The Pharmacy division's nine-month results increased $2,209,000 or 62.8% to $5,730,000 as compared to the first nine months of fiscal 2001.

Service revenues, described previously, increased 6.2% or $817,000 to $13,962,000 year to date as compared to $13,145,000 for the same period in Fiscal 2001. All divisions reported increases in service revenues, however the Pharmacy division reported the most substantial increase of $576,000 or 11.1% compared to the division's fiscal 2001 service revenues.

Cost of systems, defined above, was 25.6% of related system sales in fiscal 2002 compared to 27.7% for the same period in fiscal 2001. Cost of systems increased $523,000 or 32.4% from $1,614,000 to $2,137,000 in the first nine months of the current year, reflecting the overall increase in system sales as well as a lower mix of hardware sales resulting in higher margins in fiscal 2002.

Cost of services, identified previously, decreased by $617,000 or 12.9% year to date. Reductions were seen in all divisions. These spending decreases were principally due to staffing changes implemented in the previous fiscal year and a continued focus on productivity gains. Cost of services was 30.0% of related revenues in the first nine months of fiscal 2002, as compared to 36.5% for the same period of fiscal 2001.

Software development costs, previously defined, increased 4.2% or $169,000 to $4,152,000 for the nine months ended March 31, 2002 as compared to the same period in the prior year. Cash expenditures in the nine months ending March 31, 2002 were approximately $6,350,000, an increase of $575,000 or about 10.0%. The majority of the increase in cash expenditure for software development experienced by the Company during the nine-month period was attributable to the Blood Bank division. Management anticipates, but cannot assure, that the current levels of development spending on the Blood Bank products will continue for the next few quarters but will begin to decline toward the end of the calendar year as the new products reach the end of Phase I development.

Selling, general and administrative (SG&A) expenses, previously described, decreased $1,454,000 or 14.1% to $8,879,000 for the nine months ended March 31, 2002, compared to the nine-month period ended March 31, 2001, of $10,333,000. The decrease experienced by the Company in the current fiscal year is primarily due to severance expenses and related professional expenses for changes in management positions incurred in fiscal 2001, as well as overall organization changes, which resulted in cost savings for the Company.

Net earnings for the nine months ended March 31, 2002 were $1,771,000 compared to net losses of $1,039,000 in the nine months ended March 31, 2001.

Liquidity and Capital Resources

As of March 31, 2002, the Company had cash, and cash equivalents of $2,366,000. In addition, the Company had borrowing capacity of $2,000,000 as of March 31, 2002. The Company's working capital deficit was $1,566,000 and a current ratio of 0.87:1 at March 31, 2002 compared to a working capital deficit of $3,721,000 and current ratio was 0.70:1 at March 31, 2001. The Company's net cash provided from operating activities was $3,932,000 for the nine months ended March 31, 2002, compared to $1,503,000 during the same period in fiscal year 2001.

The Company invested $3,979,000 and $3,254,000 during the nine months ended March 31, 2002 and 2001 respectively. Primarily, the Company invested in ongoing development and in related fixed assets. Further, in the first nine months of Fiscal 2002, the Company paid $325,000 for the marketing rights to the LifeTrak(TM) testing module software. Of amounts invested the Company capitalized $3,589,000 and $2,938,000 of product development costs during the nine months ended March 31, 2002 and 2001, respectively.

For the nine months ended March 31, 2002, the Company received $77,000 related to proceeds from the exercise of options, compared to $131,000 generated in the same period a year ago.

The Company's liquidity is influenced by the Company's ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of Healthcare Information System providers. The factors that may affect liquidity are the ability to penetrate the market with its products, maintain or reduce the length of the selling cycle, and the ability to collect cash from clients as implementations of systems progresses. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the existing line of products, management believes, but cannot give assurances, that current funds, cash generated from operations, and the loan commitment from Fratelli Auriana, an entity controlled by Lawrence Auriana, the Chairman of the Board of Directors of the Company, described above in Note 3 to the Financial Statements, and anticipated expense reductions, will be sufficient to meet operating requirements for the foreseeable future. The Company continues to review its long term cash needs. Currently, there are no plans for additional outside financing.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company for the fiscal year ended June 30, 2001 was held on January 28, 2002. The matters voted on at the annual meeting of the Company's shareholders, the number of votes cast for, against or withheld, and the number of abstention or broker non-votes for each matter were as follows:

 Election of Class I Directors to hold office for a three-year term

	For	Against	Abstentions/Broker Non-Votes
Roger Clark	6,002,972	14,754	1,131,482
Hans Utsch	6,002,972	14,754	1,131,482
Philip H. Coelho	6,002,972	14,754	1,131,482

Ratification of an amendment to the Company's 1997 Stock Option Plan for Non-Employee Directors increasing the number of options granted annually to each non-employee Director from 3,600 to 8,500, increasing the number of options granted annually to the Chairman of the Board from 10,800 to 22,500, and increasing the number of options granted to new Directors from 1,800 to 4,250 for each full six month period after he or she joins the Board
For	Against	Abstentions/Broker Non-Votes
2,054,243	130,868	4,964,097

Ratification of the adoption of the Company's 2001 Stock Option
For	Against	Abstentions/Broker Non-Votes
2,055,724	129,291	4,964,193

Ratification of the selection of Richard A. Eisner & Company, LLP as certified public accountants of the Company for the year ended June 30, 2001
For	Against	Abstentions/Broker Non-Votes
6,011,658	4,893	1,132,657

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a).      Exhibits

             Exhibit 11     Statement regarding Computation of Per Share Earnings

(b).      Reports on Form 8-K For the Quarter Ended March 31, 2002

             None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC
(Registrant)

April 22, 2002	GEORGE J. BARRY ________________________________________
Date	GEORGE J. BARRY PRESIDENT AND CHIEF EXECUTIVE OFFICER

April 22, 2002	JILL H. SUPPES ________________________________________
Date	JILL H. SUPPES CHIEF ACCOUNTING OFFICER

EXHIBIT 11

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
Computation of Net Earnings Per Share

	Three Months Ended March 31,	Three Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,
	2002	2001		2002		2001

Basic Earnings Per Share
Net earnings (loss)	$ 741,000	$ 117,000		$ 1,771,000		$ (1,039,000)

Weighted-average Common Shares
Outstanding:	7,231,000	7,171,000		7,222,000		7,145,000
Basic Earnings Per Share	$ 0.10	$ 0.02	$	$ 0.25	$	$ (0.15)

Diluted Earnings Per Share
Net earnings (loss)	$ 741,000	$ 117,000		$ 1,771,000		$ (1,039,000)

Weighted-average Common Shares
Outstanding:	7,231,000	7,171,000		7,222,000		7,145,000

Incremental Shares from Stock Options	470,000	91,000		293,000		-

	7,701,000	7,262,000		7,515,000		7,145,000

Diluted Earnings (Loss) Per Share	$ 0.10	$ 0.02		$ 0.24		$ (0.15)

EXHIBIT 15

To the Board of Directors and Stockholders of

Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of March 31, 2002 and for the three and nine-month periods then ended, as indicated in our review report dated April 17, 2002; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated by reference in the Registration Statements on Form S-8 (No. 333-07591 and No. 333-83016).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Richard A. Eisner & Company, LLP

New York, New York
April 19, 2002