Form 10-K
period 2002-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2002-08-27
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2002

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of common stock on June 30, 2002 as reported on the NASDAQ Small Cap Market, was approximately $36,415,000. The number of shares outstanding of the registrant's common stock, as of June 30, 2002 was 7,259,281 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

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

In May 1990 the Company acquired Digimedics Corporation, one of the country's leading vendors of information management systems for hospital pharmacies. Digimedics had introduced the first open systems version of a comprehensive pharmacy information management system in the mid-1980s. In June 1996 Digimedics expanded its operations with the acquisition of certain assets of Information Handling Services Group ("IHS"), including the U.S. based Pharmakon Division and the U.K. based JAC Computer Services, Ltd. ("JAC"). The Pharmakon operations were subsequently merged with the Digimedics operations to form the Pharmacy Division of the Company.

The Operating Room Division formed in April 1998 grew from the expansion of its Surgiware product center. The Surgiware system was licensed in September 1990. In fiscal 1999, the Company introduced a new operating room product, PCMWin™ .. In fiscal 2002, the Company renamed this product Perioperative Solutions™ .. Perioperative Solutions™ is an n-tiered Microsoft NT-based server application that provides the full functionality necessary to manage an operation room and associated departments.

The Company currently operates in the healthcare information system industry. The business is organized into three operating divisions marketing three distinct product lines: Pharmacy Systems, Blood Bank Systems and Operating Room Systems. The Blood Bank and Operating Room Divisions operate primarily in the United States. During fiscal 2002, the Company consolidated its worldwide Pharmacy operations. The Pharmacy Division operates both in the United States and in the United Kingdom.

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

The Healthcare Information Systems Industry

The healthcare delivery industry in the United States is highly fragmented, complex, and inefficient. Advances in medical technology directly dealing with human disease and injury have resulted in significant breakthroughs and progress. Physicians, nurses and other caregivers are given leading edge diagnostic and therapeutic technologies. However, the information systems supporting the management and clinical processes of these complex healthcare organizations have made insufficient progress in the past twenty years. A substantial portion of clinical workflow still depends upon manual paper based systems interfaced with various automated systems. Historically, the healthcare industry has invested relatively less in information technology than some other industries. For example, the Gartner Group, an independent research firm, reported that in 1999 healthcare organizations invested 3% of their revenues in information technology as compared to the more than 5% invested by financial service companies.

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

In 1996, Congress passed legislation that impacted healthcare information management. The Healthcare Information Portability and Accountability Act ("HIPAA") required the Department of Health and Human Services ("HHS") to enact standards for information sharing, security and patient confidentiality. Although HHS has not issued clarification on many of the topics under HIPAA, the Company believes these regulations will have an important impact on requiring advanced management information systems that will enable various healthcare organizations to comply with emerging requirements.

The healthcare industry has significantly under-invested in information technology. However, the Company anticipates that with increased government regulation and concern over clinical outcomes, the healthcare industry will be modernizing and updating its information systems. The Leapfrog Group, a consortium of large employers that spends $40 billion annually on healthcare, has called for investment into computerized information systems. Industry analysts estimate that healthcare organizations spent approximately $17 billion in 1997 for information systems. This number is expected to grow to $28 billion by 2002.

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

The National Blood Data Resource Center reports that the national margin of allogenic blood has dwindled by more than one-third in the decade between 1989-99, and that 1.1 million more units of blood components must be collected in 2001 than in 2000. Demand for blood and blood components is expected to further increase as people live longer and new therapies emerge that require transfused blood.

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

Mediware's user-friendly blood bank systems software addresses these issues. This software is designed to reduce costs through automatic report production, decreased paperwork, and automated billing. The Company's products can improve blood supply safety and the productivity of blood center personnel through the use of user-defined truth tables and automatic linking to donors' historical records, among other features. Donor recruitment programs are enhanced though LifeTrak™ donor software, increasing the supply of donor blood by making tele-recruiters more productive.

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

The Company is exploring the expansion of its e-commerce solution to integrate the flow of information from the supply of blood facilities to the transfusion of blood. Current planning is ongoing for the development of an Application Service Provider ("ASP") Model. In an ASP Model, clinical management applications and data are processed at a central location and distributed along with local expert services to customers via a secured internet or dedicated phone line connection. The ASP model has the advantage of reducing distribution and support costs along with increasing the potential of improved supply chain management over the distribution and use of blood products. The Company's plan is to include expert services such as regulatory advice as part of its ASP offerings.

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

In November 1997 the Pharmacy Division introduced WORx™ drug therapy management system. This system is an n-tiered, object oriented Windows based client/server pharmacy system. As a result of its Windows user interface, advanced underlying systems integration architecture and user-friendly design, WORx™ is positioned to be the hub for drug therapy management. This includes integration with automated drug dispensing cabinets manufactured by Pyxis Inc. (Pyxis™ ), a Division of Cardinal Health, Inc., and Omnicell Technologies, Inc. and interfaces to other pharmacy dispensing devices such as the AHI RxOBOT produced by a Division of McKesson HBOC, Inc. WORx™ Universal, released in June 1999, provides access to clinical data via the Internet/intranet using a standard web browser on multiple platforms, including hand-held and wireless devices.

Since its introduction, WORx™ has been sold to over 100 hospital organizations encompassing over 200 hospital sites. The product's market acceptance has recently expanded to include strategically important multi-site hospitals. While the Company has announced its intention to replace some of its historical Pharmacy system products with its WORx product, more than 150 hospitals continue to use the Pharmacy Division's historical products.

The Pharmacy Division has developed features and functions designed to help improve patient safety and manage pharmacy operations effectively. The Company is implementing a bi-directional orders interface between WORx™ and major Health Information Systems ("HIS") vendors. This interface allows WORx™ to populate the HIS systems with complete, accurate, and up-to-the-minute patient medication profiles. In addition, this interface allows pharmacists to effectively manage medication orders input into third party systems by nurses and other healthcare professionals. This interface provides a valuable utility for assuring medication orders are interpreted and dispensed correctly.

Other important developments include a sophisticated inventory management module, designed to assist pharmacy managers in their effort to control drug therapy costs. This module has been designed to meet the challenges of inventory control, purchasing, receiving, and contract administration in a hospital setting. The inventory management module will use bar code and Electronic Data Interchange ("EDI") technologies to simplify processes. The Pharmacy Division also continues to develop WORx™ Universal as a web-based order entry system, accessible from any terminal within a hospital's network.

The product focus of the Pharmacy Division is strengthening the Company's market share position and ensuring patient safety. Improved safety development programs in progress include incorporating bar code and hand-held computer technologies to electronically track medications from order entry through administration. These improvements may arise through internal development efforts and relationships with third-party vendors.

The Pharmacy Division markets directly through a sales force which consists of a Vice President of Sales & Marketing, a National Sales Manager, five Regional Sales Representatives covering territories in the United States and Canada and one Sales Representative who sells into our existing customer base. Two Clinical Consultants with extensive experience as clinical pharmacists and pharmacy technicians provide technical sales support. Other marketing channels utilized by the Pharmacy Division include reseller agreements with a number of distribution partners.

Operating Room Division

In September 1990 the Company licensed the SurgiwareTM system for use in surgical suites. Surgiware™ is a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery. It is designed to improve productivity, reduce costs, and manage conflicts among these resources and with the needs of the patient. Surgiware™ also provides a very efficient and easy to use IntraOp Charting module that enables clinicians to capture all the vital processes that need to be documented during an operation. The strength of Surgiware™ is its rich functionality, stability, and satisfied client base.

In fiscal year 1999, the Company introduced Perioperative Case Management for Windows (PCMWinTM). PCMWin's name was changed in 2002 to Perioperative Solutions™, reflecting its broadening scope of functionality for the entire perioperative department. Perioperative Solutions™ is based on an n-tiered Microsoft NT-based server application that provides the full functionality necessary to manage an operating room and its associated departments while supporting and documenting the entire perioperative clinical event, providing information that is crucial for compliance with insurance and regulatory reporting, and identifying potential conflicts and opportunities for improvement throughout the entire process, from scheduling through discharge planning.

Perioperative Solutions™ includes Scheduling, Case Preference Management, Inventory Management, Perioperative Charting, Status Board, Reporting, Executive and Operational Analysis, Clinical Intelligence, Bar Coding, and HL7 Interfaces - ADT, Materials Management, Billingand other support and interface modules. Interface modules include connections to existing hospital-wide scheduling, inventory, clinical and management systems provided by other companies. The benefits of a fully implemented system include:

   -- Increased utilization rate of operating rooms;
   -- Increased productivity from efficient management of staff and equipment;
   -- Improvement in inventory management;
   -- Increased patient billings as a result of real time capture of information; and
   -- Increased management intelligence through data mining.

Development activities are focused upon increasing features and functions along with the addition of new modules, such as PS Tracker™ , PS Clinical Intelligence™ , and PS Critical Success Path™ .. PS Tracker™ and PS Clinical Intelligence™ were released in June 2002 and will continue to be expanded in scope. PS Tracker™ is a powerful and user-friendly data analysis tool which has been designed so that operating room management, physicians, and hospital administrators can effectively gain managerial intelligence through data mining of the comprehensive database created by Perioperative Solutions™. Additionally, this module is designed to provide data intelligence to related third-party databases. PS Clinical Intelligence™ addresses one of the most pressing issues with operating room information systems, keeping the thousands of surgeon specific preferences up to date. It automates this process, improving accuracy while saving time. PS Critical Success Path™ will be an executive information system designed to enable the healthcare enterprise to quickly monitor performance, costs, outcomes, and trends. It sits on top of PS Tracker™ and management expects, but cannot assure, that it will released in calendar 2002.

The Operating Room Division markets on a direct sales basis using a national sales manager and two direct sales representatives along with clinical support. The Company currently resells on an informal basis through several third-party vendors and anticipates that it will enter into formal contract agreements with these vendors in fiscal 2002/2003. It is also pursuing several strategic reseller arrangements.

JAC

The Company's United Kingdom operating division originated with the acquisition of JAC Computer Services, Ltd. in June 1996. JAC markets and supports its Pharmacy System (the "JAC System") to pharmacy departments of hospitals throughout the U.K. The JAC System provides automation of the entire pharmacy cycle, from ordering and delivery, with associated invoice and credit handling through to patient supply via ward stock issues and dispensing. Additional features include TPN handling with worksheet and label production as well as comprehensive reporting capabilities. JAC has now developed bedside prescribing with clinical decision support, nurse drug administration and discharge drugs facility for U.K. National Health Service hospitals, in order to assist them with the U.K. Government requirement for hospitals to achieve electronic Patient Records to Level 3. The JAC System is written in client server mode using Visual Basic and Intersystems (of Cambridge, MA) Cache database on NT UNIX and open VMS servers, which is utilized extensively in the healthcare market worldwide.

Research and Development

Expenditures for software development for fiscal 2002, 2001, and 2000 were $8,191,000, $7,646,000 and $8,616,000, respectively, exclusive of write-downs and amortization of software development costs. Of the total expenditures during 2002, 2001, and 2000, $4,922,000, $4,148,000, and $4,770,000, respectively, were capitalized . The Company plans to continue to commit substantial resources to the development of its products, provided that it expects, but can not assure, that upon submission to the FDA of its new Blood Bank product, total expenditures for capitalized software will decline.

Employees

As of June 30, 2002, the Company had 187 full-time employees of which 171 are employed domestically. The Company employs 27 in the area of sales and marketing, 68 in customer support, 64 in product development and 28 in administration. None of the Company's employees are covered by collective bargaining agreements nor are they members of any union. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base. The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 2002, there were 16 consultants working on various projects.

Seasonality

The Company's operations are not subject to seasonal fluctuations.

Geographic Information

(Dollars in thousands)

                                           2002            2001            2000
                                         -------         -------         -------

Revenues
  United States                          $27,858         $24,313         $24,352
  United Kingdom                           2,227           1,846           2,354
                                         -------         -------         -------
     Total                               $30,085         $26,159         $26,706
                                         =======         =======         =======

Long-lived assets
  United States                          $20,478         $19,906         $18,110
  United Kingdom                             456             469             472
                                         -------         -------         -------
     Total                               $20,934         $20,375         $18,582
                                         =======         =======         =======

The Company does not believe its foreign operations present any significant risk factors beyond those resulting from normal fluctuations in the exchange rates between British pounds and U.S. dollars.

Backlog

At June 30, 2002, the Company had an approximate backlog of $11,000,000, of which approximately $900,000 related to contracted software and hardware sales and approximately $10,100,000 related to implementation, training and deferred support and maintenance services. Software sales and services backlog consist of products and services sold under signed contracts which have not yet been recognized as revenues. At June 30, 2001, the Company had an approximate backlog of $10,300,000, of which approximately $1,550,000 related to contracted software and hardware sales and approximately $8,750,000 related to implementation, training and deferred support and maintenance services.

Item 2. Properties

The Company's corporate headquarters are located in Lenexa, Kansas, where it occupies approximately 21,000 square feet of leased space. The Company also leases office space in Melville, New York (14,000 square feet), Scotts Valley, California (9,000 square feet), Dallas, Texas (6,000 square feet), Chicago, Illinois (4,000 square feet) and Lake Oswego, Oregon (5,000 square feet). The Company's United Kingdom operations are headquartered in Basildon, Essex where it occupies leased space totaling approximately 4,000 square feet.

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

The following table sets forth the high and low stock prices for the Company's common stock for each of the fiscal years ended June 30, 2002, and 2001, as reported by NASDAQ.

                                     2002                        2001
                               ------------------           ----------------
                                High      Low              High       Low
                              ------   -------            ------     -----
First Quarter                  3.500     2.140             7.375     5.125
Second Quarter                 4.620     2.800             6.500     3.188
Third Quarter                  7.650     4.060             4.500     1.250
Fourth Quarter                 9.740     6.400             3.400     1.688

These over-the-counter quotations reflect intra-dealer prices, without retail mark-ups, mark downs or commissions and may not represent actual transactions.

As of June 30, 2002, there were approximately 236 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders and it does not intend to pay dividends in the foreseeable future. Management intends to use any earnings to finance the development and continued expansion of the Company's business.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,141,000	$4.36	809,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,141,000	$4.36	809,000

Item 6. Selected Financial Data
(In thousands, except per share data)

Statements of Operations Data
For the years ended June 30,                   2002        2001        2000        1999        1998
                                             --------    --------    --------    --------    --------

Revenues
  System sales                               $ 11,541    $  8,674    $  8,294    $ 12,783    $  7,868
  Services                                     18,544      17,485      18,412      15,556      12,662
                                             --------    --------    --------    --------    --------
  Total revenues                               30,085      26,159      26,706      28,339      20,530
                                             --------    --------    --------    --------    --------
Cost of sales
   Cost of systems                              2,885       2,501       2,626       4,303       2,661
   Cost of services                             5,588       6,176       6,829       4,123       3,279
                                             --------    --------    --------    --------    --------
   Total cost of sales                          8,473       8,677       9,455       8,426       5,940
                                             --------    --------    --------    --------    --------
   Gross profit                                21,612      17,482      17,251      19,913      14,590

Purchased research and development                                                  4,553
Software development costs                      5,113       5,109       5,135       3,253       2,527
Selling, general and administrative            12,072      13,455      13,730      12,528       8,668
Net interest and other (income) expense            (3)        (25)        (77)         58         326
                                             --------    --------    --------    --------    --------
Earnings before income taxes                    4,430      (1,057)     (1,537)      (479)       3,069

Income tax (expense) benefit                   (1,799)        308         589       (491)        (139)
                                             --------    --------    --------    --------    --------

Net earnings (loss)                           $ 2,631    $  (749)   $   (948)   $   (970)    $  2,930
                                             ========    ========    ========    ========    ========
Earnings per common share
  Basic                                      $   0.36   $  (0.10)   $  (0.14)   $  (0.16)    $   0.54
                                             ========    ========    ========    ========    ========
  Diluted                                    $   0.35   $  (0.10)   $  (0.14)   $  (0.16)    $   0.44
                                             ========    ========    ========    ========    ========

Weighted average common shares outstanding
  Basic                                         7,228       7,162       6,627       5,963       5,447
  Diluted                                       7,611       7,162       6,627       5,963       6,630

Balance Sheet Data
  As of June 30,

  Cash and cash equivalents                  $  3,228    $  2,343    $  3,634    $  3,556    $  4,681
  Working capital                                (718)     (3,025)      (952)       3,183       2,026
  Total assets                                 32,188      29,459      29,051      26,348      23,747
  Debt                                          1,352       1,303       1,236         854       4,600
  Common stock                                 24,104      23,907      23,473      22,036      16,823
  Accumulated deficit                          (5,173)     (7,804)     (7,055)     (6,107)     (5,137)
  Total shareholders' equity                   18,864      16,047      16,394      15,916      11,671

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

Results of Operations

Material Changes in Results of Operations: fiscal 2002 versus fiscal 2001

Total revenues for fiscal 2002 were $30,085,000 compared to $26,159,000 in fiscal 2001, an increase of $3,926,000 or 15.0%. Revenues in the Pharmacy Division increased 23.7%, to $15,618,000 in fiscal 2002 from $12,626,000 in fiscal 2001. The Blood Bank Division recorded an increase of $1,065,000, or 11.0%, while the JAC Division recorded an increase of $381,000, or 20.6%, and the Operating Room Division reported a decrease of $512,000, or 25.1%.

System sales, which include proprietary software, third party software and hardware sales, were $11,541,000 in fiscal 2002, an increase of $2,867,000 or 33.1% from $8,674,000 in fiscal 2001. System sales in the Pharmacy Division increased $2,351,000 or 41.3% from $5,692,000 to $8,043,000, while the JAC Division recorded an increase of $256,000 or 44.4% to $833,000 for fiscal 2002. System sales for the Blood Bank Division were $2,338,000, an increase of $813,000, or 53.3% from $1,525,000 in fiscal 2001. The Company's Operating Room Division experienced a decrease in system sales of 62.8% or $553,000, from $880,000 to $327,000 while extensive product enrichment programs were completed.

Service revenues, which include recurring software support, implementation and training services increased 6.1% or $1,059,000 to $18,544,000 in fiscal 2002 from $17,485,000 in fiscal 2001. All divisions contributed in the Company's increased service revenue levels. Service revenues in the Pharmacy Division increased $641,000 or 9.3% to $7,574,000 in fiscal 2002 from $6,933,000 in fiscal 2001. In fiscal 2002, the Operating Room Division recorded service revenues of $1,201,000, an increase of $40,000 or 3.4% as compared to fiscal 2001, while the Blood Bank Division service revenues increased $252,000 or 3.1% to $8,375,000 from $8,123,000. The JAC Division contributed $1,394,000 in total service revenues, an increase of $125,000 or 9.9% over fiscal year 2001.

Costs of systems include the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its complete system offering. These costs can vary as the mix of revenues varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems increased $384,000, or 15.4%, during fiscal 2002 due to the overall increase in system sales in fiscal 2002 as compared to fiscal 2001. An increase in proprietary software sales resulted in an improved gross margin percentage. The gross margin percentage on system sales improved to 75.0% in fiscal 2002 from 71.2% in 2001.

Costs of services include the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services decreased $588,000, or 9.5%, in 2002 over the previous year, resulting in a higher gross margin percentage for service revenues. The gross margin on service revenues increased from 64.7% in 2001 to 69.9% in 2002. The decrease in service costs as a percentage of revenues primarily reflects a full year of the Company's cost reduction efforts implemented in the second half of fiscal 2001 and resulting higher utilizations in existing staff. Management believes, but cannot assure, that cost of services as a percentage of service revenue will continue to decline as utilization, defined as the percentage of billed hours to worked hours of its personnel, and other resources, increases.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development activities, along with the amortization expense of capitalized software development costs. Software development costs increased $4,000 from $5,109,000 in 2001 to $5,113,000 in 2002. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $8,191,000 in 2002, compared to $7,646,000 in 2001. Management believes, but can not assure, that its investment in the Clinical Intelligence and Tracker modules will be realized in higher Operating Room Division system sales in fiscal 2003. Management expects to continue investing in development activities in all of its domestic divisions.

Selling, general and administrative (SG&A) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses decreased $1,383,000 or 10.3% from $13,455,000 in fiscal 2001 to $12,072,000 in fiscal 2002. As a percentage of sales, SG&A costs decreased from 51.4% in 2001 to 40.1% in fiscal 2002. Management believes, but cannot assure, SG&A expenses, other than commissions, will continue to decrease as a percentage of revenue as the Company continues the transitions from a development to a marketing focus strategy. Additionally, during fiscal 2002, the Company noted technical deficiencies in its 401(k) employee benefit plan subsequent to the 1998 Amendment (See footnote 9 to the financial statements). The Company has voluntarily corrected the deficiencies and believes, but cannot assure, that it will not incur any significant penalties or other costs related to the deficiencies.

Net income for fiscal year 2002 was $2,631,000 compared to a net loss for fiscal year 2001 of $749,000.

Material Changes in Results of Operations: fiscal 2001 versus fiscal 2000

Total revenues decreased 2.0% , or $547,000 during fiscal 2001 to $26,159,000 compared to $26,706,000 in fiscal 2000. The Blood Bank Division decreased 10.6%, to $9,648,000 from $10,787,000 in fiscal 2000. The Pharmacy Division recorded an increase of $715,000, or 6.0%, while the JAC Division recorded a decrease of $508,000, or 21.6%, and the Operating Room Division reported an increase of $387,000, or 23.4%.

System sales, which include proprietary software, third party software and hardware sales, were $8,674,000 in fiscal 2001, an increase of $380,000 or 4.6% from $8,294,000 in fiscal 2000. System sales in the Pharmacy Division increased $2,105,000 or 58.7% from $3,587,000 to $5,692,000, while the JAC Division recorded a decrease of $347,000 or 37.6% to $577,000 for fiscal 2001. The Company's Operating Room Division also experienced an increase in system sales; a 54.9% or $312,000 increase, from $568,000 to $880,000. System sales for the Blood Bank Division were $1,525,000, a decline of $1,689,000, or 52.6% from $3,214,000 in fiscal 2000.

Service revenues, which include recurring software support, implementation and training services decreased 5.0% or approximately $927,000 to $17,485,000 in fiscal 2001 from $18,412,000 in fiscal 2000. Service revenues in the Pharmacy Division decreased $1,391,000 or 16.7% to $6,933,000 for fiscal 2001 from $8,324,000 for fiscal 2000. This decrease was primarily due to the higher services generated during the Y2K implementation period for fiscal 2000. In fiscal 2001, the JAC Division recorded service revenues of $1,269,000, a decrease of $161,000 or 11.3% as compared to fiscal 2000. The Blood Bank Division service revenues increased $550,000 or 7.3% to $8,123,000 from $7,573,000. This was primarily due to increased marketing efforts of services into the Blood Bank Division's installed base

Costs of systems include the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its complete system offering. These costs can vary as the mix of revenues varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems decreased $125,000, or 4.8%, during fiscal 2001 due to the higher mix of proprietary software sales in fiscal 2001 as compared to fiscal 2000. Combining the reduction of cost of systems with the increases in proprietary software sales resulted in an improved gross margin percentage. The gross margin percentage on system sales improved to 71.2% in fiscal 2001 from 68.3% in 2000.

Costs of services include the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services decreased $653,000, or 9.6%, in 2001 over the previous year, resulting in a higher gross margin percentage as compared to service revenues. The gross margin on service revenues increased from 62.9% in 2000 to 64.7% in 2001. The decrease in service costs as a percentage of revenues primarily reflected the Company's cost reduction efforts implemented in the third and fourth quarters of fiscal 2001.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development activities, along with the amortization expense of capitalized software development costs. Software development costs decreased $26,000 or 0.5% from $5,135,000 in 2000 to $5,109,000 in 2001. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $7,646,000 in 2001, compared to $8,616,000 in 2000. The decreased spending was primarily due to the Pharmacy Division, which experienced approximately $900,000 in reduced software development expenditures in fiscal 2001 as compared to fiscal 2000. This reflected the transition of the WORx™ product line from higher spending on product development to lower cost feature enrichment. Fiscal 2001 product development expenditures for the Blood Bank and Operating Room Divisions were consistent with expenditures in fiscal 2000.

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

Liquidity and Capital Resources at June 30, 2002 and 2001

As of June 30, 2002, the Company had cash and cash equivalents of $3,228,000 and a working capital deficit of $718,000, compared to cash and cash equivalents of $2,343,000 and a working capital deficit of $3,025,000 at June 30, 2001. The current ratio at June 30, 2002, was 0.94:1 compared to 0.75:1 at June 30, 2001. Cash provided by operating activities was $6,142,000 and $3,106,000 for the fiscal years ended June 30, 2002 and 2001, respectively. The increased cash provided by operating activities in fiscal 2002 was primarily due to attaining profitability.

As of June 30, 2002, accounts receivable increased $983,000 to $6,869,000 from $5,886,000 at fiscal year end 2001, and advances from customers decreased $81,000 to $6,676,000 from $6,757,000 at fiscal year end 2001. The decrease in advances from customers is due to the expanded customer base related to the industry acceptance of the Pharmacy Division's WORx™ product and an emphasis on selling support services with annual renewals. Days sales outstanding was 83 and 82 at fiscal year end June 30, 2002 and 2001 respectively. The principal uses of cash for investing activities during the fiscal years ended June 30, 2002 and 2001 included purchases of fixed assets and investments in product development. During fiscal 2002, the Company spent $121,000 on fixed assets including equipment and software as part of routine improvements and replacements to its internal systems. During fiscal 2001, the Company spent $382,000 on equipment. Additionally, in fiscal 2002, the Company made payments of $325,000 related to the purchase of the Ortho Testing Module. The Company capitalized new product development of $4,922,000 and $4,148,000 for fiscal years 2002 and 2001, respectively. The investments in product development were related to significant development in the Company's next generation products for the Blood Bank, Pharmacy and Operating Room. The Company plans to continue to seek market expansion opportunities through internal development and/or the acquisition of products/companies that complement or augment the existing line of products.

The Company received $112,000 and $148,000 in fiscal 2002 and 2001 upon the exercise of stock options. The Company did not make any debt repayments in fiscal 2002.

The Company's liquidity is influenced by its ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of healthcare information system providers. The factors that may affect liquidity are the Company's ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company's existing line of products, management believes that current available funds, cash generated from operations, the $2,000,000 line of credit from Fratelli Auriana, will provide sufficient liquidity to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs. As of August 26, 2002, the Company has not borrowed against the line of credit. Currently, there are no plans for additional outside financing.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued two new accounting standards, SFAS No. 141, Business Combinations and SFAS No 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted under certain circumstances. Pursuant to SFAS 142, goodwill recorded upon an acquisition will no longer be amortized. However, the carrying value of goodwill must be tested annually for impairment, and if determined to be impaired an impairment charge must be recorded. SFAS 141 also requires companies to consider whether the initial recording of goodwill should be allocated to other intangible assets that have a definitive life. The Company adopted SFAS 141 and SFAS 142 effective July 1, 2001 and is currently evaluating the effect of such adoption. Goodwill amortization for the year ended June 30, 2002 was $0 compared to $536,000 in fiscal year 2001.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for the Company commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for the Company commencing with its 2003 fiscal year. This accounting pronouncement could have a significant impact on the Company's financial position or results of operations should there be future asset impairments or disposals.

SUBSEQUENT EVENTS

On July 15, 2002, Mediware and Fratelli Auriana, entered into a Second Amendment to the Loan Agreement between the two parties. The note between Mediware Information Systems and Fratelli Auriana has been amended to extend the maturity date to September 20, 2004.

In August 2002, the Company entered into two agreements with Dr. John Gorman and his affiliates pertaining to the Company's HCLL product, which is in development. Dr. Gorman is a director of the Company. These agreements modify two earlier agreements that the Company entered into with Dr. Gorman and his affiliates prior to his joining the Board. In September 1998, Glace, Inc. ("Glace"), an affiliate of Dr. Gorman, entered into a Consulting Agreement with the Company to provide certain development services related to HCLL, which was then known as Hemocare 2000 (the "1998 Consulting Agreement"). In September 1999, Dr. Gorman, on behalf of himself and a then to be formed entity, entered into a Software Agreement with the Company under which Dr. Gorman was granted the right to the Hemocare 2000 software for uses outside of the healthcare field, in exchange for a payment of $200,000 (the "1999 Software Agreement"), and Dr. Gorman and the Company agreed to share certain legal costs associated with seeking patent protection for the Hemocare 2000 software.

In the first of the August 2002 agreements, it was agreed that Glace would accept a payment from the Company of $38,000 as a final payment for all consulting fees due under the 1998 Consulting Agreement. The Company in turn waived any right to recover consulting fees previously paid by it under that agreement and confirmed its obligation to pay Glace a milestone payment of $250,000 upon the grant by the FDA of 510K approval for HCLL. The Company will pay Glace an advance of $100,000 on this milestone, which is subject to repayment by Glace in four equal annual installments of $25,000 each if 510K approval for HCLL is not granted by December 31, 2004. The Company also agreed to pay $4,000 towards patent costs on an additional provisional patent for the HCLL technology, with the understanding that the Company has no obligation to pay for any further patent work on HCLL undertaken by Dr. Gorman's companies.

The second of the August 2002 agreements was an amendment to the 1999 Software Agreement. This agreement codified that the Company retains all rights to the Hemocare 2000 technology within the healthcare field, and that Deep Sky Software, Inc. ("Deep Sky"), a company formed by Dr. Gorman, has an exclusive license to the Hemocare 2000 technology outside of the healthcare field. The amendment clarified that the healthcare field for this purpose includes the provision of any product, information, software, service or activity to healthcare service providers. In addition, Dr. Gorman, Glace and Deep Sky agreed to release the Company and related parties from any claims that they might have arising out of the 1998 Consulting Agreement, the 1999 Software Agreement and all other agreements relating to the Hemocare 2000 technology, other Company products and services, any product or services provided by Dr. Gorman, Glace or Deep Sky to the Company, and any other aspect of their business relationship.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Fluctuations in Quarterly Operating Results

Mediware's revenues and results of operations can fluctuate substantially from quarter to quarter. System Sales revenues in any quarter depend substantially upon Mediware's sales performance and customer's budgeting and buying practices. System sales in any quarter may fluctuate due to contract activity, demand for the Company's products and services, lengthy and complex sales cycles, and the customer's internal budgets for new technology systems and technical resources to deploy them. Additionally, the terms of a final contract may materially affect the Company's ability to recognize anticipated quarterly revenues. Factors include, but are not limited to, the following:

--  Systems contracts may include both currently deliverable and non-deliverable software products.
--  Customer needs for services that include significant modifications, customization or complex interfaces that could delay product delivery or acceptance.
--  Customer specific acceptance criteria.
--  Payment terms that are long term or depend upon contingencies.

Reliance on Third Party Software

Mediware licenses various third-party software products that it incorporates into its own software products. These products may include operating systems, relational database management systems, knowledge/clinical databases and other key systems. The termination by any third-party vendor of Mediware's licenses to use these products, or a significant change to a relied upon product, could have a material adverse effect on Mediware's operations. Changes that could have a material adverse effect include, for example, the third-party products becoming inoperable, features and functions becoming unavailable, product performance being materially reduced, or unfavorable pricing changes. Although alternate software products are available, Mediware could incur substantial costs if it is required to adapt its products to alternative third-party software products.

Dependence on Third Party Marketing Relationships

Mediware's continued growth depends on its ability to build and maintain strong marketing partnerships. The Company believes its marketing and sales efforts are enhanced by these relationships. Mediware has marketing partnerships with certain other software vendors who are also competitors of Mediware. For example, Mediware partners with Shared Medical Systems ("SMS") which was acquired by Siemens, and McKesson HBOC in the area of blood bank products. However, both Shared Medical Systems and McKesson HBOC offer competing pharmacy and operating room products, either directly or through other partners. In the event that marketing relationships are discontinued, the Company could experience a material adverse effect on its business, financial condition, and results of operations.

Changes in the Healthcare Industry

The healthcare industry is heavily regulated by various governmental and regulatory bodies. The decisions made and initiatives promulgated by these organizations may significantly influence operations of hospitals and healthcare organizations. Their influence affects purchasing and investment decisions by hospitals which could impact negotiations with the Company.

Many hospitals are consolidating and forming (or becoming part of) integrated healthcare delivery networks ("IHDNs"). The formation of IHDNs might reduce the number of discrete prospects the Company may target and could provide more negotiating leverage to the Company's prospective customers. These events, if they occurred, could result in a reduction of selling prices, an increase in the length of the sales cycle, or other situations that could negatively affect the Company.

Significant Competition

The market for healthcare information systems is extremely competitive. Some of the Company's competitors are SMS, McKesson HBOC, Cerner Corporation and Sunquest (recently acquired by Misys PLC), each of which offer products that compete with certain offerings of the Company. Many of the Company's competitors have greater financial, technical, product development, sales and marketing resources. A number of factors determine success or failure in this market, including the functionality of the software, the quality of client references, the underlying technical architecture, the financial stability of the software provider, the ongoing support of the system, and the quality and quantity of the sales organization. The Company's ability to maintain a positive stance in all of the above areas will affect its ability to compete successfully.

Managing Growth

Mediware's ability to manage future growth is partly dependent on the ability to recruit, train and retain employees that possess industry-specific expertise. The Company has experienced significant growth in service related revenues, customer base and product development activity. The Company plans to continue to invest heavily in new product development in all divisions. Mediware's success will partially depend upon its ability to recruit, manage and maintain appropriate staffing levels of technical and industry expertise to meet customer needs and service new sales. The market for such personnel is highly competitive, making it difficult to adjust staffing timely in reaction to fluctuations in sales activity.

Government Regulation

The hospitals that comprise the primary market for the Company's products must comply with various federal, state and local statutes and regulations. The adequacy of blood bank information management and record keeping products are subject to regulation, inspection and review by the U.S. Food and Drug Administration (the "FDA").

The Company's blood bank products are subject to regulation by the FDA as medical devices. The FDA has developed new design control regulations, effective in June 1998, as part of its quality system regulations adopted in October of 1996 that apply to blood bank information systems and to the inspection of vendors of such systems. Although Mediware has updated its internal quality system to comply with new guidelines adopted under these regulations, it cannot predict whether it will be fully in compliance with these guidelines or any future guidelines, regulations or inspection procedures. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on the operations of clinical information system vendors of blood bank information systems, including Mediware.

The FDA Modernization Act of 1997 was enacted on November 21, 1997 and became effective on February 20, 1998. Under this legislation, the FDA is directed to consider the extent to which reliance on post-market controls could expedite the pre-market notification review process and the classification of devices. The legislation also requires FDA to ensure that Good Manufacturing Practices conform, to the extent practicable, to internationally recognized standards for medical devices. Neither of these provisions appear on its face to contemplate regulation which would have a material adverse effect on the Company's blood bank information system operations; however, the legislation expanded the jurisdiction of the FDA and the Company is unable to predict the effect of any resulting applicable future regulation. If any of the Company's other products become subject to Congressional or governmental agency efforts to establish or expand governmental agency jurisdiction, compliance would likely be costly and time-consuming.

In September and October 1999, three product design anomalies were discovered in the Hemocare Donor module, which at the time was utilized by 61 clients. Although clients have reported no adverse events, the Company notified and gave procedural work-arounds to the 61 clients, and corrected the problems in Hemocare Revision 5.2b, which was distributed in September 2000. In addition, these three product malfunctions were reportable to the FDA under the Medical Device Reporting regulation (21CFR803) which was mandated by the Safe Medical Devices Act of 1990. Mediware has submitted these reports ("MDRs") to the FDA as required.

During the period of January 2000 through April 2000, two additional MDRs were filed for product design issues involving the optional Electronic Crossmatch function. Additionally, three non-clinical Y2K issues were discovered after the start of fiscal year 2000. The Company instituted an extensive and comprehensive retrospective design and validation review of Hemocare's safety critical functionality with the assistance of an external blood bank software consultant. This effort was reported to FDA in February 18, 2000, and a progress report of the findings was issued to FDA on April 24, 2000. The report outlined issues that were identified during the review that require corrective action as well as a plan to achieve those corrections. An inspection performed in August 2001 verified that all corrective actions have been taken to the satisfaction of the FDA.

On April 26, 2000, the FDA, under the new Quality System Inspection Technique ("QSIT") initiative, inspected the Hemocare Product Center. The inspection concluded on May 16, 2000, with several observations. The Company responded to the observations on May 23, 2000, reporting the implementation of corrective and preventive actions. FDA responded by letter on June 26, 2000, that no regulatory action was indicated. Periodic updates on the progress of the corrective and preventive actions have been and continue to be sent to FDA. There can be no assurance that the Company's actions taken in response to reportable events, corrective or preventive measures, will be deemed adequate by the FDA or that the Company will not be required to undertake additional actions to comply with regulatory requirements.

Between May 2001 and August 2002, all three Blood Bank Division registered facilities were inspected by the FDA. The inspection of the Dallas facility revealed two minor procedural issues. These issues were immediately addressed and resolved with the FDA. The other two facilities received no notices of defect in their inspections.

On June 25, 2002, a Customer Notification was distributed to Hemocare customers notifying them of the potential for an antigen typing error to occur under certain conditions involving the Unit Antigen Test Entry of the Hemocare Blood Bank Data Management System ver. 5.2b(b). This notification provided a procedural work-around until a software patch is released in October, 2002. This Customer Notification was reported to the FDA under the MDR regulations, as required.

Additional product clearance was received from the FDA on June 17, 2002 to market the latest version of the LifeTrak Lab 2.03 to blood centers. As part of Mediware's LifeTrak™ system, the main functions of LifeTrak Lab were initially cleared for marketing in 1998. The most recent FDA clearance allows for increased functionality. The Company cannot guarantee that future FDA submissions will be cleared on a timely basis.

The Company has dedicated substantial time and resources in its attempts to comply with applicable guidelines and regulations and believes that it is in substantial compliance therewith. The FDA enforces compliance by such actions as recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and the inability to remedy timely any non-compliance, resulting in any of the above actions, would have a material adverse effect on the Company's business, financial condition and results of operations.

New Regulations Relating to Patient Confidentiality

HIPAA contains provisions regarding the confidentiality and security of patient medical record information. Standards for the electronic handling of health data and security of patient information became effective in 2000. This legislation requires the Secretary of Health and Human Services, or HHS, to (a) adopt national standards for electronic health information transactions, (b) adopt standards to ensure the integrity and confidentiality of health information, and (c) establish a schedule for implementing national health data privacy legislation or regulations. The standards and legislation will impact the customers' ability to obtain, use or disseminate patient information, which will extend to their use of the Company's products. The Company believes that the proposed standards issued to date would not materially affect the business of the Company. The Company cannot determine the potential impact of the standards that might finally be adopted.

Product Related Liabilities

All of the Company's products provide data for use by healthcare providers in patient care settings. Mediware's license agreements contain provisions to limit exposure to product related claims. These provisions, however, may not be enforceable in some jurisdictions. The Company maintains product liability insurance at an amount it believes adequate for its intended purpose; however, there can be no assurances that the insurance will cover a claim brought against the Company. Although no claims have been brought against the Company to date for injuries related to the use of its products, there is a risk that such claims could be pursued. A successful claim brought against the Company, not covered by insurance or greater than the insured limits, could have a material adverse effect upon the Company's business, results of operations, or financial condition.

System Errors and Warranties

Despite testing by Mediware, software products as complex as those offered by the Company and used in a wide range of clinical and health information systems settings are likely to contain a number of errors (or "bugs"), especially early in their product life cycle. The Company's products are clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to wide range of environments the systems are installed in. Due to these factors, there is no assurance that the discovery of defects or errors will not cause delay in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems. Any of these factors may delay acceptance of products, which could have a material adverse effect upon the Company's business, results of operations, or financial condition.

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

The Company does not believe its software products, third-party software products the Company offers under sublicense agreements, Company trademarks or other Company proprietary rights infringe the intellectual property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future software products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements:

       Independent Auditors' Report

       Consolidated Balance Sheets at June 30, 2002 and 2001

       Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended
       June 30, 2002, 2001, and 2000

       Consolidated Statement of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000

       Consolidated Statement of Cash Flows for the years ended June 30, 2002, 2001 and 2000

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

MEDIWARE INFORMATION SYSTEMS, INC.

Date: August 27, 2002                   BY:  GEORGE J. BARRY
                                        ----------------------------
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

   GEORGE J. BARRY           President, Chief                   August 27, 2002
------------------------     Executive Officer & Director
   GEORGE J. BARRY

   JILL H. SUPPES            Chief Accounting Officer           August 27, 2002
------------------------     (Principal Accounting Officer)
   JILL H. SUPPES

LAWRENCE AURIANA             Chairman of the Board              August 27, 2002
------------------------
LAWRENCE AURIANA

JONATHAN CHURCHILL           Director                           August 27, 2002
------------------------
JONATHAN CHURCHILL

ROGER CLARK                  Director                           August 27, 2002
------------------------
ROGER CLARK

                             Director                           August 27, 2002
------------------------
Joseph Delario

PHILIP COELHO                Director                           August 27, 2002
------------------------
PHILIP COELHO

DR. JOHN GORMAN              Director                           August 27, 2002
------------------------
DR. JOHN GORMAN

WALTER KOWSH, JR.            Director                           August 27, 2002
-------------------------
WALTER KOWSH, JR.

HANS UTSCH                   Director                           August 27, 2002
-------------------------
HANS UTSCH

DR. CLINTON WEIMAN           Director                           August 27, 2002
-------------------------
DR. CLINTON WEIMAN

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. and subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements enumerated above, we audited Schedule II for each of the years in the three-year period ended June 30, 2002. In our opinion, Schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Eisner LLP
(Formerly Richard A. Eisner and Company, LLP)
New York, New York
August 2, 2002

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

                                                                            June 30,    June 30,
                                                                              2002        2001
                                                                           --------    --------
ASSETS
Current Assets
  Cash and cash equivalents                                                $  3,228    $  2,343
  Accounts receivable (net of allowance of $694 and $611)                     6,869       5,886
  Inventories                                                                   222         244
  Deferred tax asset - current portion                                          424         388
  Prepaid expenses and other current assets                                     511         223
                                                                          --------      -------
     Total current assets                                                    11,254       9,084

Fixed Assets, net                                                             1,259       1,835
Capitalized software costs, net                                              13,385      10,307
Goodwill, net                                                                 4,900       5,145
Purchased technology, net                                                     1,096       1,276
Deferred tax asset - non-current portion                                        162       1,665
Other long-term assets                                                          132         147
                                                                            -------     -------
       Total Assets                                                        $ 32,188    $ 29,459
                                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            2,157       2,162
  Advances from customers                                                     6,676       6,757
  Accrued expenses and other current liabilities                              3,139       3,190
                                                                           --------    --------
     Total current liabilities                                               11,972      12,109

Notes payable, and accrued interest payable to a related party                1,352       1,303
                                                                           --------    --------
     Total liabilities                                                       13,324      13,412
                                                                           --------    --------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 10,000,000
    shares; none issued
  Common stock, $.10 par value; authorized 12,000,000
    shares; 7,259,000 and 7,207,000 shares issued and
    outstanding in 2002 and 2001, respectively                                  726         721
  Additional paid-in capital                                                 23,378      23,186
  Accumulated deficit                                                        (5,173)     (7,804)
  Accumulated other comprehensive loss                                          (67)        (56)
                                                                           --------    --------
     Total stockholders' equity                                              18,864      16,047
                                                                           --------    --------
     Total Liabilities and Stockholders' Equity                            $ 32,188    $ 29,459
                                                                           ========    ========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended June 30,
(Amounts in thousands, except earnings per share)

                                             2002            2001            2000
                                           --------        --------        --------
Revenue
  System sales                              $11,541        $  8,674       $  8,294
  Services                                   18,544          17,485         18,412
                                           --------        --------       --------
     Total revenue                           30,085          26,159         26,706
                                           --------        --------       --------
Cost and Expenses
  Cost of systems                             2,885           2,501          2,626
  Cost of services                            5,588           6,176          6,829
  Software development costs                  5,113           5,109          5,135
  Selling, general and administrative        12,072          13,455         13,730
                                           --------        --------       --------
     Total costs and expenses                25,658          27,241         28,320
                                           --------        --------       --------
     Operating income (loss)                  4,427          (1,082)        (1,614)

Interest and other income                        85             100            147
Interest (expense)                              (82)            (75)           (70)
                                           --------         --------       --------
Income (Loss) before income taxes             4,430          (1,057)        (1,537)
Income tax (provision) benefit               (1,799)            308            589
                                           --------        --------       --------

     Net Income (Loss)                        2,631            (749)          (948)

Other comprehensive loss
  Foreign currency translation adjustment       (11)            (32)           (22)
                                           --------        --------       --------

     Comprehensive Income (Loss)            $ 2,620        $   (781)      $   (970)
                                           ========        ========       ========

Net Income (loss) per Common Share
  Basic                                    $   0.36        $  (0.10)      $  (0.14)
  Diluted                                  $   0.35        $  (0.10)      $  (0.14)

Weighted Average Common Shares Outstanding
  Basic                                       7,228           7,162          6,627
  Diluted                                     7,611           7,162          6,627

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2002, 2001 and 2000
(Amounts in thousands)

                                                     Common Stock       Additional                          Accumulated Other
                                                --------------------     Paid-In   Accumulated   Unearned    Comprehensive
                                                 Shares      Amount      Capital    (Deficit)  Compensation      (Loss)       Total
                                                --------    --------    ---------- ----------- ------------  -------------  -------

     Balance at July 1, 1999                      6,146    $     615    $ 21,421     $ (6,107)  $    (11)     $      (2)  $  15,916
                                                --------    --------    --------     --------    --------      --------    --------

Shares issued to compensate directors                 14           1          99                                                100
Exercise of stock options                            254          25         617                                                642
Exercise of warrants                                 675          68         367                                                435
Tax benefit from exercise of stock options                                   260                                                260
Amortization of compensatory stock options                                                             11                        11
Foreign currency translation adjustment                                                                             (22)        (22)
Net loss                                                                                 (948)                                 (948)
                                                --------    --------    --------     --------    --------      --------    --------
     Balance at June 30, 2000                      7,089    $    709    $ 22,764     $ (7,055)  $       0      $    (24)   $ 16,394
                                                --------    --------    --------     --------    --------      --------    --------

Shares issued to compensate directors                 24           2         108                                                110
Exercise of stock options                             94          10         138                                                148
Disgorged profits                                                             11                                                 11
Tax benefit from exercise of stock options                                   120                                                120
Compensation charge recorded on extension of
  stock options                                                               45                                                 45
Foreign currency translation adjustment                                                                             (32)        (32)
Net loss                                                                                 (749)                                 (749)
                                                --------    --------    --------     --------    --------      --------    --------
     Balance at June 30, 2001                      7,207    $    721    $ 23,186     $ (7,804)  $       0     $     (56)   $ 16,047
                                                --------     -------    --------     --------    --------      --------    --------

Exercise of stock options                             52           5         107                                                112
Disgorged profits                                                             10                                                 10
Tax benefit from exercise of stock options                                    75                                                 75
Foreign currency translation adjustment                                                                             (11)        (11)
Net income                                                                              2,631                                 2,631
                                                --------    --------    --------     --------    --------      --------    --------
   Balance at June 30, 2002                        7,259         726      23,378       (5,173)          0           (67)     18,864
                                                ========    ========    ========     ========    ========      ========    ========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended June 30,
(Amounts in thousands)

                                                            2002        2001        2000
                                                          -------     -------     -------
Cash Flows From Operating Activities
  Net Income (Loss)                                       $ 2,631    $  (749)    $  (948)
  Adjustments to reconcile net income (loss), to
   net cash provided by operating activities:
     Depreciation and amortization                          3,047      3,225       2,649
     Deferred tax provision (benefit)                       1,712       (496)       (902)
     Loss on disposal of fixed assets                                      2          42
     Shares issued to directors                                          110         100
     Compensatory stock options                                           45          11
     Tax benefit from exercise of stock options                75        120         260
     Provision for doubtful accounts                          316        624         393
  Changes in operating assets and liabilities:
     Accounts receivable                                   (1,299)      (630)      2,088
     Inventories                                               21        (30)        189
     Prepaid and other current assets                        (274)        64         193
     Accounts payable, accrued expenses and
        advances from customers                               (87)       821       2,375
                                                          -------    -------     -------
  Net cash provided by operating activities                 6,142      3,106       6,450
                                                          -------    -------     -------

Cash Flows From Investing Activities
  Acquisition of fixed assets                                (121)      (382)       (966)
  Capitalized software costs                               (4,922)    (4,148)     (4,770)
  Acquisition of Purchased Technology                        (325)
  Acquisition of LifeTrak software license                                        (1,541)
  Proceeds from sale of fixed assets                                       6
                                                          -------    -------     -------
  Net cash used in investing activities                    (5,368)    (4,524)     (7,277)
                                                          -------    -------     -------

Cash Flows From Financing Activities
  Repayment of debt                                                                 (150)
  Proceeds from exercise of stock options                     112        148       1,077
  Other                                                        10         11
                                                          -------    -------     -------
  Net cash provided by financing activities                   122        159         927
                                                          -------    -------     -------
  Foreign currency translation adjustments                    (11)       (32)        (22)
                                                          -------    -------     -------

  Net Increase (Decrease) in Cash and Cash Equivalents        885     (1,291)         78
  Cash at beginning of year                                 2,343      3,634       3,556
                                                          -------    -------     -------
  Cash at end of year                                     $ 3,228    $ 2,343     $ 3,634
                                                          =======    =======     =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $     -      $   2     $   121
    Income Taxes                                          $     -      $   7     $   142

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Mediware Information Systems, Inc. and its wholly owned subsidiaries Digimedics Corporation ("Digimedics"), Informedics, Inc. ("Informedics") and Digimedics' wholly owned subsidiary J.A.C. Computer Services Limited ("JAC"). All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates.

Revenue Recognition
The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, training, consultation and ongoing support of the software. License fee revenues are generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Revenue from the sale of hardware is recognized upon shipment. Fees for installation, training and consultation are recognized as the services are provided. If the Company enters into arrangements with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

Cash and Cash Equivalents
Cash equivalents include time deposits with maturities of three months or less when purchased.

Inventory
Inventory consists primarily of computer hardware and third-party software licenses held for resale and is valued at the lower of cost or market. Cost is determined based on the specific identification method. Inventory consists of the following at June 30:

	2002	2001
Licenses	$ 130,000	$ 45,000
Hardware	92,000	199,000
	$ 222,000	$ 244,000
	========	========

Fixed Assets
Furniture, equipment and leasehold improvements are valued at cost. Depreciation for furniture and equipment is provided on the straight-line method over their estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is shorter.

Capitalized Software Costs
Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed," once technological feasibility has been established, the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of five years of the software. Amortization expense for the years ended June 30, 2002, 2001 and 2000 was $1,844,000, $1,611,000 and $1,289,000, respectively.

 (In thousands)
                                              2002        2001        2000
                                            -------     -------     -------
     Capitalized Software Costs
       Beginning of year                   $ 16,935     $12,787     $ 8,017
     Additions                                4,922       4,148       4,770
                                            -------     -------     -------
                                             21,875      16,935      12,787
     Less accumulated amortization            8,472       6,628       5,017
                                            -------     -------     -------
                                           $ 13,385     $10,307     $ 7,770
                                            =======     =======     =======

Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics in 1990, Pharmakon (which was merged into Digimedics) and JAC in June 1996 and Informedics in September 1998. Costs allocated to goodwill in the Informedics acquisition totaled $944,000 and was being amortized over twelve years using the straight-line method. All other goodwill was being amortized using the straight-line method over twenty years. Amortization expense was $0 in 2002, $536,000 in 2001; and $546,000 in 2000. Accumulated amortization for goodwill was $2,440,000 at June 30, 2002 and 2001. See new accounting pronouncements below.

Prior to July 1, 2001, the Company periodically assessed whether goodwill and other intangible assets were impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Other Long-Lived Assets to be Disposed Of." Commencing July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and will evaluate for impairment utilizing undiscounted projected cashflows. See new accounting pronouncements below.

Software Products Acquired and Purchased Technology
As a part of the acquisition of Informedics in September 1998, the Company obtained certain software products as well as technologies under development. A portion of the acquisition price of Informedics was allocated to software products based on the net present value of the projected income stream over the expected economic life of the specific products which the Company expects to continue to market. This amount, totaling $498,000, is being amortized over 5 years using the straight-line method. Purchased technology costs of $1,541,000 related to the acquisition of rights to LifeTrak(TM), a comprehensive donor blood center software package, from Carter BloodCare in November 1999 are being amortized over 5 years. In July 2001, the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. to purchase for $325,000, the rights to market an integrated testing module that was developed as part of the LifeTrak™ product. The Company is amortizing that purchase over the remaining life of LifeTrak™ .. Amortization costs for purchased technology charged to operations were $505,000, $408,000 and $305,000 during fiscal years 2002, 2001 and 2000, respectively.

Foreign Currency Translations
The functional currency for the Company's subsidiary, JAC, is the British pound. The translation to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated using the average exchange rate during the period. The net gain (loss) resulting from these foreign currency translations are reported as comprehensive income (loss). Amounts charged to comprehensive loss were $11,000 in 2002, $32,000 in 2001, and $22,000 in 2000.

Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, the provision for income taxes includes deferred income tax resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date. The resulting asset or liability is adjusted to reflect enacted changes in tax law.

Earnings Per Common Share
Basic earnings per share is computed by dividing the income or loss available to common stockholders by the average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method. No effect has been given to potential exercise of common stock options in 2001 and 2000, as their effect in those years would be anti-dilutive. The weighted average shares outstanding used in the calculations of earnings per share were as follows (in thousands):

                                                   2002     2001     2000
                                                  -----    -----    -----
Shares outstanding, beginning                     7,207    7,088    6,145
Weighted average shares issued                       21       74      482
                                                  -----    -----    -----
Weighted average shares outstanding -
  Basic                                           7,228    7,162    6,627
Effect of dilutive securities
  (stock options)                                   383       --       --
                                                  -----    -----    -----
Weighted average shares outstanding - diluted     7,611    7,162    6,627
                                                  =====    =====    =====

Potential common shares not included in the calculation of net income (loss) per share, as their effect would be anti-dilutive, are as follows (in thousands):

                                                   2002     2001       2000
                                                  -----    -----      -----
Stock Options                                       490      971      1,038
Warrants                                              0        0         40

Fair Value of Financial Instruments
The Company estimates its fair value disclosures for financial instruments, using the following methods and assumptions. Cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. Fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2002 and 2001, the fair value of the Company's long-term obligations approximated its carrying value.

Stock Based Compensation
The company accounts for stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net income (loss) and income (loss) per share had the fair value of options been expensed. Under the provisions of APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements
 In June 2001, the Financial Accounting Standards Board ("FASB") issued accounting standards, SFAS No. 141, "Business Combinations" and SFAS No 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective for business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method of accounting. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted under certain circumstances. Pursuant to SFAS 142, goodwill recorded upon an acquisition will no longer be amortized. However, the carrying value of goodwill must be tested annually for impairment, and if determined to be impaired an impairment charge must be recorded. SFAS 141 also requires companies to consider whether the initial recording of goodwill should be allocated to other intangible assets that have a finite life. The Company adopted SFAS 141 and SFAS 142 effective July 1, 2001 and determined that there was no impairment of its goodwill.

The following tabulation reflects net income (loss) for the periods presented, adjusted to exclude amortization expense recognized in those periods related to goodwill, together with related per share amounts.

                                                       Year Ended June 30

                                                 2002         2001         2000
                                               -------      -------      -------

Reported net income (loss)                     $ 2,631      $  (749)     $  (948)

Goodwill amortization, net of tax effect                    $   430      $   440
                                               -------      -------      -------

Adjusted net income (loss)                     $ 2,631      $   319      $   508
                                               =======      =======      =======

Basic income (loss) per share:

Reported net income (loss)                     $  0.36      $ (0.10)     $ (0.14)

Goodwill amortization                          $     0      $  0.06      $  0.06
                                               -------      -------      -------

Adjusted net income (loss)                     $  0.36      $ (0.04)     $ (0.08)
                                               =======      =======      =======

Diluted income (loss) per share:

Reported net income (loss)                     $  0.35      $ (0.10)     $ (0.14)

Goodwill amortization                          $     0      $  0.06      $  0.06
                                               -------      -------      -------

Adjusted net income (loss)                     $  0.35      $ (0.04)     $ (0.08)
                                               =======      =======      =======

In August 2001, the FASB issued SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for the Company commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on the financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS 144 are to address issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for the Company commencing with its 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on the financial position or results of operations.

2. ACQUISITION OF SOFTWARE LICENSE
In November 1999, the Company acquired the rights to LifeTrak™ , a comprehensive donor blood center software package, from Carter BloodCare for $1,541,000 including $41,000 of expenses related to the purchase. The Company also entered into a license agreement granting Carter BloodCare the right to continue use of the software in their blood center and laboratory facilities, and providing for royalty payments to Carter BloodCare by the Company in an amount equivalent to 5% of LifeTrak software sales for a five-year term. The software was capitalized as purchased technology and is being amortized over its expected useful life of five years.

In July 2001, the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. to purchase for $325,000, the rights to market an integrated testing module that was developed as part of the LifeTrak™ product. The Company is amortizing that purchase over the remaining life of LifeTrak™ ..

3. FIXED ASSETS
Fixed assets at cost less accumulated depreciation and amortization are summarized as follows: (In thousands)

                                                                Estimated
                                      2002          2001       Useful Life
                                     ------        ------      -----------

Computers and office equipment      $4,647        $4,525         5 Years
Furniture and fixtures                 835           836         5 Years
Leasehold improvements                 148           148        5-7 Years
                                    ------        ------
                                     5,630         5,509
Less accumulated depreciation        4,371         3,674
                                    ------        ------
                                    $1,259        $1,835
                                    ======        ======

Depreciation expense was $706,000, $732,000 and $613,000 in 2002, 2001 and 2000 respectively.

4. ADVANCES FROM CUSTOMERS
Advances from customers represent contractual payments received by the Company. It is principally comprised of support and maintenance revenues that are paid by customers in advance monthly, quarterly or annually in accordance with support contracts. The revenue is recognized ratably over the terms of the support contracts.

5. ACCRUED EXPENSES AND LIABILITIES
Accrued expenses and other current liabilities consist of the following:

 (In thousands)
                                                        2002          2001
                                                       ------        ------
     Payroll and related benefits                      $1,325        $1,198
     Accounting, Legal and Other Professional Fees        294           223
     Contract Labor                                       328           457
     Royalties                                            342           424
     Accrued Rent                                         100            83
     Other                                                750           805
                                                       ------        ------
                                                       $3,139        $3,190
                                                       ======        ======

6. NOTES PAYABLE TO RELATED PARTY
The Company owes $1,352,000 to the Chairman of the Board of Directors/Stockholder of the Company which accrues interest at 1/4% over prime per annum. The prime interest rate at June 30,2002 was 4.75%. On October 11, 2000, the original note plus accrued interest was changed from a demand note to a long term note collateralized by the trade accounts receivable of Digimedics and due September 30, 2002, and subsequently amended to September 30, 2003. Interest expense on the note was $49,000, $67,000, and $63,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

In October 2000, Fratelli Auriana, an entity controlled by the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows. The Chairman has agreed to provide funds to Fratelli Auriana should any be necessary to ensure Fratelli Auriana meets this obligation to the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. Any principal and interest outstanding must be paid by September 30, 2004. Any money borrowed may be prepaid without penalty on three days' notice. Any principal and interest outstanding will become immediately due and payable upon a "change of control" of the Company, as defined in agreements between Fratelli Auriana and the Company. The loan is collateralized by all of the assets of the Company. The Company paid no origination or facility fees.

On July 15, 2002, Mediware and Fratelli Auriana, entered into a Second Amendment to the Loan Agreement the two parties. The note between Mediware Information Systems and Fratelli Auriana has been amended to extend the maturity date to September 20, 2004.

7. STOCK OPTIONS AND WARRANTS
The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. 900,000 shares may be issued and sold under the Plan and may be issued as either incentive stock options to eligible persons, or nonqualified stock options. Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of June 30, 2002, options equal to 809,000 shares were available to be issued under this Plan.

The Company's Equity Incentive Plan, approved by its shareholders in January 1992 and amended in March 2000, provided additional compensation incentives for high levels of performance and productivity by management and other key employees of the Company. The combined number of shares issued or available for issuance under this plan could not exceed thirty percent of the issued and outstanding common stock of the Company and not more than 700,000 shares could have been issued as incentive stock options. Options could have been granted for a period up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 50% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.

The Company's 1997 Stock Option Plan for Non-Employee Directors, which provided compensation to directors for their services without the expenditure of cash, was intended to increase ownership interest of the non-employee directors. Options granted under this plan were exercisable at 100% of the fair market value on the date of grant and were for terms of eight years and vested in two equal installments during the year issued. Shares granted under this plan were limited to 500,000.

The Company's 1992 Equity Incentive Plan and 1997 Stock Option Plan for non-employee directors terminated effective January, 2002. Options granted under these plans prior to that date remain in effect. No additional options are available for grant under these two plans.

The following table sets forth summarized information concerning the Company's stock options as of June 30.

                                      2002                  2001                  2000
                            ---------------------   -------------------   -------------------
                                         Weighted              Weighted              Weighted
                                          Average               Average               Average
                                         Exercise              Exercise              Exercise
                              Shares       Price     Shares      Price     Shares      Price
                            ----------   --------   --------   --------   --------   --------
Options outstanding at
beginning of year              971,000     $4.28   1,038,000     $5.73     841,000     $4.27

Granted                        453,000      4.07     530,000      3.84     536,000      6.58
Exercised                      (52,000)     2.14     (94,000)     1.78    (254,000)     2.57
Cancelled                     (231,000)     3.81    (503,000)     6.34     (85,000)     6.02
                            ----------     -----    --------     -----    --------     -----
Options outstanding at
end of year                  1,141,000     $4.36     971,000     $4.28   1,038,000     $5.73
                            ==========     =====    ========     =====    ========     =====
Options exercisable at
end of year                    472,000     $5.15     395,000     $5.52     388,000     $4.34
                            ==========     =====    ========     =====    ========     =====

The following table presents information relating to stock options at June 30, 2002:

              Options Outstanding                         Options Exercisable
----------------------------------------------   ----------------------------------------
                                                   Weighted
                                  Weighted          Average                  Weighted
    Range of                       Average         Remaining                  Average
Exercise Prices       Shares    Exercise Price   Life in Years   Shares    Exercise Price
---------------     ---------   --------------   -------------   -------   --------------
$1.00 - $ 2.99       441,000       $2.59            3.5         154,000        $2.37
$3.00 - $ 5.99       362,000        3.56            6.16         92,000         3.30
$6.00 - $11.19       338,000        7.53            4.43        226,000         7.80
                   ---------                                  ---------
                   1,141,000                                    472,000
                   =========                                  =========

The weighted average fair value at date of grant for options granted during the years ended June 30, 2002 , 2001, and 2000 was $3.06, $1.55 and $3.14 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                             2002                2001                2000
                                        --------------      --------------      --------------
Risk-free interest rates                 4.65% - 5.24%       4.89% - 6.05%       5.46% - 6.86%
Expected option life in years               5 - 10                4 - 8              3 - 8
Expected stock price volatility           53% - 70%            50% - 60%          50% - 79%
Expected dividend yield                      -0-                  -0-                -0-

Had the Company elected to recognize compensation costs based on the fair value of the options at the date of grant as prescribed by SFAS 123, net income: basic and diluted income per share would have been approximately $2,141,000, $ 0.30 and $0.28, respectively for the year ending June 30, 2002. Net loss; basic and diluted loss per share would have been $(1,072,000) and ($0.15) respectively for the year ended June 30, 2001; and $(1,349,000) and $(0.20) respectively for the year ended June 30, 2000. The effects of applying SFAS No. 123 on pro forma disclosures of net income (loss), and income (loss) per share for fiscal 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net income (loss), and income (loss) per share in future years for the following reasons: 1) the number of future shares to be issued under these plans is not known, and 2) the assumptions used to determine the fair value can vary significantly.

8. INCOME TAXES
Income tax expense (benefit) for each of the last three years is as follows: (In thousands)

                                             2002      2001      2000
                                            -----     -----     -----
Current:
  Foreign                                   $  12     $  68     $  96
                                            -----     -----     -----
                                               12        68        96
                                            -----     -----     -----
Deferred:
  Federal                                   1,455      (422)     (810)
  State                                       257       (74)     (135)
                                            -----     -----     -----
                                            1,712      (496)     (945)
                                            -----     -----     -----
Other                                          75       120       260
                                            -----     -----     -----
                                           $1,799     $(308)    $(589)
                                            =====     =====     =====

The principal components of the net deferred tax assets are as follows:

                                                   2002         2001
                                                  ------      -------
Deferred tax asset:
  Net operating loss carryforwards               $ 5,525      $ 5,872
  Business tax credit carryforwards                  300          300
  Valuation reserves and accruals
    deductible in different periods                   52           91
  Alternative Minimum Tax                             63           63

Deferred tax liability:
  Software cost capitalization                    (5,354)      (4,123)
  Amortization differences                                       (150)
                                                  ------       ------
Net deferred tax asset                           $   586      $ 2,053
                                                  ======      =======

The difference between the tax expense (benefit) reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

                                                 2002        2001         2000
                                                ------      ------       ------

    Federal Income Tax at Statutory Rate       $ 1,506     $  (359)     $  (522)
    State income tax                               253         (63)         (92)
    Other, including foreign tax                    40         114           25
                                                ------     -------      -------
                                               $ 1,799     $  (308)     $  (589)
                                                ======      ======       ======

As of June 30, 2002, the Company has net operating loss ("NOL") carryforwards of approximately $16,200,000 available to reduce future federal taxable income of which $2,200,000 is subject to limitations in accordance with Section 382 of the Internal Revenue Code. Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur . Upon utilization, the tax benefit attributable to $2,200,000 of the NOL carryforward of Informedics at the date of acquisition will be recorded as a reduction of the intangible assets obtained in the acquisition of Informedics. The Company also has available general business tax credit carryforwards of $300,000 to reduce future federal income tax expense. The NOL and business tax credit carryforwards expire in various amounts from 2007 to 2021.

9. RETIREMENT PLAN
In 1995, and amended in June 1998, the Company implemented a 401(K) Retirement Plan (the "Retirement Plan") which covers all eligible employees. Participants may contribute up to 15% of their salary, as defined by the plan. Additionally, eligible employees may contribute an additional $1,000 over the 15% limit of the IRS regulations per the new Economic Growth and Reconciliation Act of 2001 (EGTRA) ("catch-up provision"). In addition, the Company may make contributions to the Retirement Plan, subject to certain limitations. The Company contribution to the Retirement Plan was $155,000, $190,000 and $195,000 for the years ended June 30, 2002, 2001 and 2000 respectively. The Company noted that there have been technical deficiencies under the plan. The Company has voluntarily corrected the deficiencies and does not believe that they will incur any significant penalties.

10. RELATED PARTY TRANSACTIONS
During 2002, 2001 and 2000, legal fees totaling $60,000; $58,000 and $255,000, respectively, were incurred by the Company for services provided by a firm to which an attorney, who is also a director/stockholder of the Company, is counsel.

In March 2001 and November 2001, a significant shareholder paid the Company $11,000 and $10,000, respectively, pursuant to "short swing profit rules" of the SEC Rule 16a-3.

During 2002, 2001 and 2000, consulting and other expenses totaling $8,000, $66,000, and $149,000, respectively, were paid for services provided by an entity whose principal investor is also a director/stockholder of the Company. Additionally, the Company owes this entity $292,000, of which $250,000 will be paid upon reaching established milestones.

Also, see Note 6 with respect to notes payable to related party.

11. COMMITMENTS AND CONTINGENCIES

(a) Operating Leases
Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2007. Under these leases, minimum commitments are as follows (in thousands):

2003                               $  1,050
2004                                    533
2005                                    382
2006                                    385
2007                                    332
                                     ------
                                     $2,682
                                     ======

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rental expense for the years ended June 30, 2002, 2001 and 2000 aggregated $1,289,000, $1,190,000 and $939,000 respectively.

(b) Royalties
In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms. Under this agreement, the Company is required to pay royalties of 5% to 15% on sales of this software product. Upon request, the Company is required to assist with a royalty audit.

(c) Other Contingencies and Uncertainties
The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

12. CONCENTRATION OF CREDIT RISK
Concentration of credit risk with respect to accounts receivable is limited due to the large number of hospitals comprising the Company's customer base. As of June 30, 2002 and 2001, the Company had no significant concentration of credit risk.

13. FOREIGN CURRENCY RISK
The Company has exposure to foreign currency exchange rate fluctuations arising from sales made to customers in the United Kingdom. The Company has approximately $246,000 subject to such risk at June 30, 2002.

14. SEGMENT INFORMATION
The Company has three distinct product lines: Pharmacy systems, Blood Bank systems and Operating Room systems. Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these operating divisions into one reporting segment. Revenues by product line are as follows (in thousands):

	Years Ended June 30,
	2002	2001	2000
Pharmacy Systems	$ 17,845	$ 14,472	$ 14,265
Blood Bank Systems	10,712	9,647	10,787
Operating Room Systems	1,528	2,040	1,654
Total	$ 30,085	$ 26,159	$ 26,706
	=======	=======	=======

Selected financial information by geographic area as of and for the years ended June 30 is as follows (In thousands):

                                                2002         2001         2000
                                              --------     --------     --------
Revenues from Unaffiliated Customers
   United States                              $ 27,858     $ 24,313     $ 24,352
   United Kingdom                                2,227        1,846        2,354
                                              --------     --------     --------
         Total                                $ 30,085     $ 26,159     $ 26,706
                                              ========     ========     ========

Net Income (Loss) Earnings
  United States                               $  2,609     $   (872)    $ (1,042)
  United Kingdom                                    22          123           94
                                              --------     --------     --------
         Total                                $  2,631     $   (749)    $   (948)
                                              ========     ========     ========

Identifiable Assets
   United States                              $ 30,039     $ 27,713     $ 27,259
   United Kingdom                                2,149        1,746        1,792
                                              --------     --------     --------
         Total                                $ 32,188     $ 29,459     $ 29,051
                                              ========     ========     ========

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for fiscal 2002 and 2001 is as follows (table in thousands, except per share amounts):
	Fiscal Quarter Ended
2002	Sep. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002
Net sales and service	$7,315	$7,536	$7,461	$7,773
Gross profit	5,088	5,421	5,481	5,622
Net income	428	602	741	860
Net income per share, diluted	$0.06	$0.08	$0.10	$0.l1

2001	Sep. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	Jun. 30, 2001
Net sales and service	$6,124	$6,049	$6,797	$7,189
Gross profit	4,011	3,813	4,730	4,928
Net income (loss)	(310)	(846)	117	290
Net income (loss) per share, diluted	($0.04)	($0.12)	$0.02	$0.04

MEDIWARE INFORMATION SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Description	Balance at Beginning of Period	Charged to costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2002 allowance for doubtful accounts	$611	$316	$--	$(233)	$694
Year ended June 30, 2001 allowance for doubtful accounts	518	624	--	(531)	611
Year ended June 30, 2000 allowance for doubtful accounts	907	393	--	(782)	518

EXHIBIT INDEX

EXHIBIT 10.41	Amendment No.1 to Software Agreement, among Mediware Information Systems, Inc., John Gorman, Deep Sky Software, Inc. and Glace, Inc., dated as of August 14, 2002.

EXHIBIT 10.42	Agreement between Mediware Information Systems, Inc. and John Gorman, dated August 14, 2002.

EXHIBIT 10.43	Employment Agreement between Mediware Information Systems, Inc. and Don L. Jackson, dated as of August 1, 2002.

EXHIBIT 10.44	Amendment No. 2 to Secured Loan Agreement between Mediware Information Systems, Inc. and Fratelli Auriana, Inc., dated July 15, 2002.

EXHIBIT 11	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share.

EXHIBIT 23.2	Consent of Eisner LLP

EXHIBIT 10.41

AMENDMENT NO. 1 TO SOFTWARE AGREEMENT

This Amendment No. 1 to Software Agreement (the "Amendment") entered into as of the 14th day of August, 2002 (the "Effective Date") among Mediware, Gorman, and Deep Sky Software, Inc. ("Deep Sky"), a California corporation with offices at 12760 High Bluff Drive, Suite 300, San Diego, California, and Glace Inc. ("Glace"), a New York corporation with offices at 145 4th Street, Del Mar, CA 92014, supplements and amends the terms of that certain Software Agreement (the "Agreement") dated as of September 30, 1999 by and between Mediware Information Systems, Inc. ("Mediware"), a New York corporation with offices at 1121 Old Walt Whitman Road, Melville, New York 11747, and Dr. John Gorman ("Gorman"), an individual residing at 145 4th Street, Del Mar, California 92014, acting on behalf of himself and a then to-be-formed entity (the "Gorman Company").

WHEREAS, Mediware, Gorman, and Deep Sky have been in discussions regarding the scope of the license granted under the Agreement to the Gorman Company;

WHEREAS, Mediware, Gorman, Glace and Deep Sky have been in discussions regarding the provisions of that certain Consulting Agreement (the "Consulting Agreement") dated as of August 6, 1998 between Mediware and Glace, and a bona fide dispute exists between Mediware on the one part and Gorman, Glace and Deep Sky on the other part, regarding Mediware's obligations under the Consulting Agreement and the Agreement; and

WHEREAS, the parties wish to enter into this Amendment to document certain understandings and agreements of the parties as set forth below;

NOW THEREFORE, the parties hereto agree as follows:

1. Definitions. Except as otherwise provided in this Amendment, capitalized terms used herein shall have the meaning given in the Agreement.

2. Gorman Company. Each of the parties hereto agrees that Deep Sky constitutes the Gorman Company, as defined in the Agreement.

3. License. Section 1 of the Agreement is hereby amended to read as follows (with new text marked as bold and double-underlined text for clarity):

1. License. Mediware hereby grants to the Gorman Company an exclusive license to use, improve, enhance, develop, license, sublicense, and otherwise exploit the Hemocare 2000 Technology worldwide outside the healthcare field. This shall be exclusive outside the healthcare field, in perpetuity and without further cost to the Gorman Company. As used in this Agreement, "healthcare field" shall mean the provision of any product, information, software, service or activity to healthcare service providers. As used in this Agreement, "healthcare service provider" means any hospital, clinic, medical laboratory, blood bank, medical office, HMO, PPO or other similar business located within or without the United States including, without limitation, any business within Standard Industrial Code (SIC) Major Group 80-Health Services.

In the event Gorman wishes to obtain rights to sublicense the Hemocare 2000 Technology within the healthcare field in a manner that could not in any way damage Mediware, Mediware agrees to entertain all reasonable requests for such rights from the Gorman Company, on a case-by-case basis, in Mediware's sole discretion. Mediware shall have no obligation to grant any additional rights to the Gorman Company other than those expressly set forth in the foregoing license grant if Mediware concludes, in its sole discretion, that to do so would not be in Mediware's best interests.

4. Releases. In consideration of Mediware's covenants under this Amendment and the Agreement, and the parties' desire to resolve all disputes between and among them with respect to the subject matter of this Amendment, the Agreement, and the Consulting Agreement, each of Gorman, Glace and Deep Sky (together, the "Releasing Parties") hereby jointly and severally releases, acquits and discharges Mediware and its subsidiaries, affiliates, divisions, officers, directors, shareholders, agents, representatives, employees, consultants, independent contractors, attorney, advisors, successors and assigns (the "Released Parties"), jointly and severally, from any and all claims, demands, and/or causes of action, as of, prior to, or subsequent to the Effective Date, arising out of or related to the Consulting Agreement, the Memorandum of Agreement dated as of June 29, 1999 among Mediware, Gorman, and the Gorman Company, the Software Agreement, or any other agreement or understanding between Mediware or any other Released Party and any of the Releasing Parties in any way related to the Hemocare 2000 Technology, any other Mediware product or service, any product or service provided by any of Gorman, Glace, or Deep Sky to Mediware, or any other aspects of the business relationship between Mediware and each of the Releasing Parties. Each of the Releasing Parties acknowledges and agrees that the agreements by Mediware under this Amendment and the Agreement constitute adequate consideration for the foregoing release.

IN WITNESS WHEREOF, the Parties have executed this Amendment as of the Effective Date.
Mediware Information Systems, Inc.	Deep Sky Software, Inc.
By: GEORGE J. BARRY __________________________ Name: GEORGE J. BARRY	By: ___________________________ JUERGEN SCHMERLER, CEO
Title: President & CEO	Date: August 14, 2002
Date: August 14, 2002
GLACE, INC.
By: ELIZABETH GORMAN, President ____________________________
ELIZABETH GORMAN
Date: August 14, 2002

DR. JOHN GORMAN _________________________________
DR. JOHN GORMAN
Date: August 14, 2002

EXHIBIT 10.42

Mediware Information Systems Inc.
11711 W 79th Street
Lenexa, KS 66214

August 14, 2002

John Gorman, M.D.
Glace, Inc.
145 4th Street
Del Mar, CA 92014

Dear Dr. Gorman:

This letter will serve as our agreement regarding the resolution of the matter between Glace, Inc. ("Glace") and Mediware Information Systems, Inc. ("Mediware") regarding payments that you have claimed are owed under the Consulting Agreement between Mediware and Glace dated August 6, 1998 (the "1998 Consulting Agreement"), and related matters. This letter agreement is intended to be a final resolution of all open issues between us. Our agreement is as follows:

1.     Upon your execution and delivery of this Agreement, Mediware will deliver to Glace the sum of $38,000, such amount constituting payment of the outstanding balance of Phase II consulting fees owed to Glace under the 1998 Consulting Agreement through July 31, 2001. You agree that no further consulting fees are payable under the 1998 Consulting Agreement, and that Phase II terminated on August 1, 2001.

2.     Mediware irrevocably waives its right to seek recovery of all Phase I and Phase II consulting fees paid to you pursuant to the 1998 Consulting Agreement, including but not limited to the $50,000 milestone payment paid to you in October 1999.

3.     Mediware confirms its obligation to pay Glace the amount of $250,000 upon the granting of 510K approval for HCLL by the FDA. Upon your execution and delivery of this letter agreement, Mediware will pay to Glace the amount of $100,000 as an advance on this $250,000 milestone payment. Such advance is to be refunded to Mediware if 510K approval is not obtained on or before December 31, 2004, unless you have died prior to such date, in which case no refund shall be applicable. Mediware will use reasonable commercial efforts to obtain such FDA approval. If 510K approval is not obtained by December 31, 2004, Glace may repay the $100,000 advance in four (4) equal installments of $25,000 each on January 1, 2005, January 1, 2006, January 1, 2007 and January 1, 2008. Notwithstanding anything to the contrary stated in this agreement, you and in the event of your death your heirs shall not be personally liable or responsible in any way for the repayment of any portion of the $100,000 advance.

4.     You have confirmed that Mediware has completely fulfilled its obligations to date with respect to the payment of patent counsel fees as required under the Software Agreement dated as of September 30, 1999 between Mediware and you, acting on behalf of yourself and a company to be formed by you (the "Software Agreement"). You have indicated a desire to seek an additional provisional patent on the HCLL Software and we agree to pay $4,000 towards such costs, payable upon the execution of this Agreement. Mediware will not be responsible for any further patent work or expense unless it gives its prior written consent to such work or agrees in writing to bear additional expenses associated with further patent work.

5.     Mediware desires to continue using your services as a consultant on an as-needed basis, subject to terms to be set forth in a new written agreement between us.

The foregoing (together with the relevant provisions of the 1998 Consulting Agreement and 1999 Software Agreement) constitutes our entire agreement regarding the subject matter of this letter. Our agreement herein may not be modified or supplemented other than by a written agreement signed by each of us. This letter agreement shall be governed by the laws of the State of New York without giving effect to the principles of conflicts of law. This letter agreement may be signed in two or more counterparts, each of which shall be deemed an original, and which together shall constitute one and the same instrument.

Please confirm your agreement with the foregoing by signing this letter in the space provided below and returning a copy of this letter to me. Your signature below constitutes your agreement to the terms of this letter on behalf of yourself, Glace, Deep Sky and all other entities owned or controlled by you.

Sincerely, GEORGE J. BARRY GEORGE J. BARRY Chief Executive Officer

AGREED AND ACCEPTED:

JOHN GORMAN, M.D.
JOHN GORMAN, M.D.

EXHIBIT 10.43

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made as of the 1st day of August, 2002 between Mediware Information Systems, Inc., (hereinafter "the Company") and Don L. Jackson (hereinafter "the Executive").

WHEREAS, the Company desires to employ the Executive as its Vice President and General Manager for the Blood Bank Division, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

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

(b) Bonus. The Executive shall be eligible to receive a bonus of 50% of his Annual Base Salary per annum for achieving mutual objectives established by the Company and the Executive.

(c) Stock Options. Subject to the approval of the Company's Board of Directors, the Executive shall be granted Fifty Thousand (50,000) non-qualified options (the "'Options") to purchase shares of the Company's Common Stock, par value $.10 per share, (the "Stock") under the Company's Equity Incentive Plan. The Options shall be subject to the terms of the 2001 Stock Option Plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "'A". Subject to the Option Agreement (which shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i) Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: Sixteen Thousand Six Hundred Sixty-Six (16,666) Options shall become exercisable on the first anniversary of the commencement of the Term of Employment, Sixteen Thousand Six Hundred Sixty-Seven (16,667) Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; and Sixteen Thousand Six Hundred Sixty-Seven (16,667) Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(f), below, any remaining unexercisable Options shall become exercisable immediately.

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

(d) Termination Without Cause by the Company. If the Company voluntarily terminates the Executive's employment with the Company pursuant to Paragraph 4 of this Agreement, the Company shall continue to pay the Executive Executive's Annual Salary during the One Hundred Twenty (120) day notice period provided for in Paragraph 4 at the rate in effect as of the day immediately preceding the commencement of the notice period, payable in equal installments consistent with the Company's normal salary payment cycles then in effect. Until the earlier of the end of the three month notice period or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

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

Don L. Jackson
428 Sortwell Court
El Dorado Hills, CA 95762

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

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.

EXECUTIVE	MEDIWARE INFORMATION SYSTEMS, INC

DON L. JACKSON ______________________________	By: GEORGE J. BARRY ________________________________
DON L. JACKSON	Name: GEORGE J. BARRY Title: President & CEO

EXHIBIT 10.44

MEDIWARE INFORMATION SYSTEMS, INC.
11711 W. 79th Street
Lenexa, Kansas 66214

July 15, 2002

Fratelli Auriana, Inc.
155 Old North Stamford Road
Stamford, Connecticut 06905

Gentlemen:

Reference is made to the Amended and Restated Secured Loan Agreement between Mediware Information Systems, Inc. and Fratelli Auriana, Inc. dated as of September 30, 2000, as amended by a First Amendment dated December 5, 2001 (the "Agreement"). We have agreed to amend the Agreement as follows:

1. The definition of the term "Maturity Date" set forth in Section 1.01 of the Agreement, is hereby amended and replaced with the following:

"Maturity Date" shall mean September 30, 2004.

2. Section 2.01 of the Agreement is modified in its entirety to read as follows:

SECTION 2.01 The Loan. Subject to the terms and conditions contained in this Agreement, the Lender agrees to make the Loan Facility to the Borrower from and after the Closing Date. Drawdowns of the Loan Facility in multiples of $250,000 may be made by Borrower, assuming it is in compliance with the conditions for drawdowns, and is not in default hereunder, at any time and from time to time, up to September 30, 2003.

3. Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Agreement.

4. The Agreement, to the extent amended herein, remains in full force and effect in accordance with its terms.

Please confirm your agreement with the foregoing by signing and returning a duplicate copy of this letter to the undersigned.
MEDIWARE INFORMATION SYSTEMS, INC.

By: GEORGE J. BARRY ___________________________
GEORGE J. BARRY President & CEO

AGREED AND ACCEPTED
FRATELLLI AURIANA, INC.
By: LAWRENCE AURIANA ____________________________
Name: LAWRENCE AURIANA
Title:
Date: August 6, 2002

EXHIBIT 11

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

Computation of Net Income (Loss) Per Share

                                             Years Ended June 30,
                                       -----------------------------------------
                                           2002           2001           2000
                                       -----------    -----------    -----------

Basic Income (Loss) Per Share

  Net Income (loss)                  $ 2,631,000    $  (749,000)   $  (948,000)

  Weighted-average shares:
    Outstanding                          7,228,000      7,162,000      6,627,000
                                       -----------    -----------    -----------

    Basic Income (Loss)Per Share     $      0.36   $      (0.10)   $     (0.14)
                                       ===========    ===========    ===========

Diluted Income (Loss) Per Share

  Net income (loss)                  $ 2,631,000   $   (749,000)   $  (948,000)

  Weighted-average shares:
    Outstanding                          7,228,000      7,162,000      6,627,000
    Options                                383,000

                                       -----------    -----------    -----------
                                         7,611,000      7,162,000      6,627,000
                                       -----------    -----------    -----------
    Diluted Income (Loss) Per Share  $      0.35   $      (0.10)   $     (0.14)
                                       ===========    ===========    ===========

EXHIBIT 23.2

INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-07591 and No. 333-83016) pertaining to Mediware Information Systems, Inc. equity incentive and stock option plans of our report dated August 2, 2002, on our audit of the consolidated financial statements as of and for the year ended June 30, 2002, which is included in the Annual Report on Form 10-K for the year ended June 30, 2002.

Eisner LLP

(Formerly Richard A. Eisner and Company LLP)

New York, New York
August 26, 2002

End of Filing