Form 10-Q
period 2002-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2002-10-21
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of October 10, 2002, there were 7,285,259 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

PART I	Financial Information		Page
ITEM 1.	Financial Statements Consolidated Balance Sheets as of September 30, 2002 and June 30, 2002		4
	Consolidated Statements of Operations and Comprehensive Income For the Three Months Ended September 30, 2002 and 2001		5
	Consolidated Statements of Cash Flows For the Three Months Ended September 30, 2002 and 2001		6
	Notes to Financial Statements		7
	Independent Accountants' Report		9
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		10
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risks		13
ITEM 4.	Controls and Procedures		13
Part II	Other Information
ITEM 1.	Legal Proceedings	None
ITEM 2.	Changes in Securities and Use of Proceeds	None
ITEM 3.	Defaults Upon Senior Securities	None
ITEM 4.	Submission of Matters to a Vote of Security Holders	None
ITEM 5.	Other Information		14
ITEM 6.	Exhibits and Reports on Form 8-K		14
Signature Page			15
Certifications
Exhibit 99.1	Certification by George J. Barry, Chief Executive Officer, and Jill H. Suppes, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		33

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	September 30,	June 30,
	2002	2002
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 4,025	$ 3,228
Accounts receivable (net of allowance of $668 at
September 30, 2002 and $694 at June 30, 2002)	7,108	6,869
Inventories	133	222
Deferred Tax Asset	424	424
Prepaid expenses and other current assets	558	511
Total current assets	12,248	11,254

Fixed assets, net	1,290	1,259
Capitalized software costs, net	14,142	13,385
Goodwill, net	4,900	4,900
Purchased technology, net	970	1,096
Deferred tax asset		162
Other long term assets	132	132
Total Assets	$ 33,682	$ 32,188
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,031	$ 2,157
Advances from customers	7,306	6,676
Accrued expenses and other current liabilities	2,607	3,139
Total current liabilities	11,944	11,972

Notes payable and accrued interest payable to a related party	1,361	1,352
Deferred Tax Liability	401
Total liabilities	13,706	13,324

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
Shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 12,000,000
Shares; issued and outstanding; 7,285,000 shares at
September 30, 2002 and 7,259,000 at June 30, 2002	728	726
Additional paid-in capital	23,553	23,378
Accumulated deficit	(4,251)	(5,173)
Accumulated other comprehensive (loss)	(54)	(67)
Total stockholders' equity	19,976	18,864
Total Liabilities and Stockholders' Equity	$ 33,682	$ 32,188
	=========	=========

See Notes to Consolidated Financial Statements

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
	Three Months Ended
	September 30,
	(Unaudited)
	2002	2001
Revenues
System sales	$ 3,426	$ 2,802
Services	4,560	4,513
Total revenues	7,986	7,315

Expenses
Cost of systems	592	808
Cost of services	1,499	1,419
Software development costs	1,208	1,333
Selling, general and administrative	3,207	3,042
Total costs and expenses	6,506	6,602

Operating income	1,480	713

Interest and other income	22	12
Interest (expense)	(19)	(12)

Income before provision for income taxes	1,483	713

Provision for income taxes	(561)	(285)

Net Income	922	428

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	13	(12)

Comprehensive Income	$ 935	$ 416
	=========	=========
Earnings Per Common Share
Basic	$ 0.13	$ 0.06
	=========	=========
Diluted	$ 0.12	$ 0.06
	=========	=========
Weighted Average Common Shares Outstanding
Basic	7,275	7,209
	=========	=========
Diluted	7,794	7,293
	=========	=========

See Notes to Consolidated Financial Statements

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	For The Three Months Ended
	September 30
	(Unaudited)
	2002	2001

Cash Flows From Operating Activities
Net income	$ 922	$ 428
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	762	724
Deferred tax asset and liabilities	563	285
Provision for doubtful accounts	17	171
Changes in operating assets and liabilities:
Accounts receivable	(257)	(862)
Inventories	90	(37)
Prepaid expenses and other assets	(47)	(108)
Accounts payable, accrued expenses and
customer advances	(19)	116
Net cash provided by operating activities	2,031	717
	_________	_________

Cash Flows From Investing Activities
Acquisition of fixed assets, net of disposals	(207)	(20)
Capitalized software costs	(1,217)	(1,126)
Acquisition of technology		(325)
Net cash used in investing activities	(1,424)	(1,471)
	_________	_________

Cash Flows From Financing Activities
Proceeds from exercise of options	177	10
Net cash provided by financing activities	177	10
	_________	_________

Foreign currency translation adjustments	13	(12)

Net increase (decrease) in cash and cash equivalents	797	(756)

Cash and cash equivalents at beginning of period	3,228	2,343

Cash and cash equivalents at end of period	$ 4,025	$ 1,587
	=========	=========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC., AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2002 included in the Company's annual report filed on Form 10-K.

The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock of the Company outstanding for each period presented. For the three months ended September 30, 2002 and September 30, 2001, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.     RELATED PARTY TRANSACTIONS

On October 11, 2000, Fratelli Auriana, an entity controlled by Mr. Lawrence Auriana, the Chairman of the Board of the Company and holder of more than 5% of the Company's outstanding Common Stock, committed to loan the Company up to $2,000,000, in addition to amounts previously loaned to the Company, to be drawn in multiples of $250,000, as needed by the Company. Conditions were finalized and signed December 1, 2000 between Fratelli Auriana, Mr. Auriana and the Company. On July 15, 2002, the Company and Fratelli Auriana entered into a Second Amendment to the Loan Agreement between the two parties, extending the maturity date to September 30, 2004. As of October 18, 2002, the Company has not borrowed against this loan agreement.

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

In the first of the August 2002 agreements, it was agreed that Glace would accept a payment from the Company of $38,000 as a final payment for all consulting fees due under the 1998 Consulting Agreement. The Company paid the $38,000 in the first quarter of fiscal 2003 and in turn waived any right to recover consulting fees previously paid by it under that agreement and confirmed its obligation to pay Glace a milestone payment of $250,000 upon the grant by the FDA of 510K approval for HCLL. Additionally, the Company paid Glace an advance of $100,000 on this milestone during the quarter ended September 30, 2002, which is subject to repayment by Glace in four equal annual installments of $25,000 each if 510K approval for HCLL is not granted by December 31, 2004. The Company also paid $4,000 towards patent costs on an additional provisional patent for the HCLL technology, with the understanding that the Company has no obligation to pay for any further patent work on HCLL undertaken by Dr. Gorman's companies.

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

INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations and comprehensive income, and cash flows for the three-month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated August 2, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
October 18, 2002

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in or incorporated into this 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third party software, (iii) dependence on third party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulations on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties, and (x) risks associated with the development, marketing and sale of new software products. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Company does not intend to update publicly any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001

Total revenues for the quarter ended September 30, 2002 were $7,986,000, an increase of $671,000 or 9.2% from the prior year's first quarter total of $7,315,000. The Pharmacy, JAC, and Operating Room divisions experienced increases in total revenues in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. These increases were partially offset by a decline in total revenues in the Blood Bank division.

System sales, which include proprietary software, third party software and hardware sales for the first quarter of fiscal 2003 were $3,426,000, an increase of 22.3% or $624,000 from a year ago. The Pharmacy division system sales increased by $1,098,000 or 60.1% to a total of $2,925,000, primarily due to two Integrated Delivery Networks (IDNs) sales in the quarter ended September 30, 2002. These two contracts represent approximately 30% of total revenues for the three months ended September 30, 2003. This increase was offset by a decrease in system sales in the Blood Bank division of $505,000 or 59.3% to a total of $346,000 in the first quarter of fiscal 2002 as compared to the same quarter a year ago.

Service revenues, which include recurring software support, implementation and training services, increased by $47,000 to $4,560,000, or 1.0%, compared to prior year service revenues of $4,513,000.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers as part of a complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems was 17.3% of new system sales for the quarter ended September 30, 2002 compared to 28.8% in the same quarter last year. Cost of systems was $592,000, a decrease of $216,000 or 26.7% from $808,000 in the first quarter of 2002 reflecting the overall increase in proprietary software sales and a lower mix of hardware sales in the most recent quarter.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services increased 5.6% or $80,000 to $1,499,000 in the first quarter of fiscal 2003 as compared to the same quarter a year ago. The increase in cost of services was primarily a response to the increased demand of the Company's WORx™ Pharmacy System. Cost of services was 32.9% of related revenues in the first quarter of fiscal 2003, as compared to 31.4% in the same quarter of fiscal 2002. Management believes, but cannot assure, that demand for its contracted services will continue to be strong.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development along with amortization of capitalized software development costs. Software development costs decreased 9.4% or $125,000 for the quarter ended September 30, 2002 as compared to the same quarter in the prior fiscal year. The Operating Room division experienced approximately $103,000 in increased software development costs in the quarter as compared to the same quarter in Fiscal 2002, while the Blood Bank division incurred decreases in software development costs of $238,000. Cash expenditures related to software development exclude the impact of capitalization and amortization. Cash expenditures in the September 30, 2002 quarter were approximately $1,965,000, a decrease of $88,000 or 4.3% compared to $2,053,000 expenditures in the quarter ended September 30, 2001. The Pharmacy and Operating Room divisions experienced modest increases in cash expenditures for the quarter ended September 30, 2002. The Blood Bank division experienced a decrease of $129,000 in overall development spending in the quarter ended September 30, 2002 as its new transfusion product approaches the conclusion of its development phase. At September 30, 2002, approximately 66% of the net capitalized software costs will initiate amortization upon the commercialization of related software, the majority of which relates to the Company's Blood Bank transfusion product. The Company anticipates, but cannot assure, that it will commercialize its new Blood Bank software in calendar 2003, subject to attaining FDA approval. While cash expenditures for the Blood Bank division are expected to decline, total expenses may not decline due to the amortization costs.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A for the quarter ended September 30, 2002 was $3,207,000, an increase of $165,000 or 5.4%, compared to $3,042,000 in the first quarter of fiscal 2002.

Net income was $922,000 for the quarter ended September 30, 2002, an increase of $494,000 or 115.4% as compared to net income of $428,000 in the quarter ended September 30, 2001.

Liquidity and Capital Resources

As of September 30, 2002, the Company had cash and cash equivalents of $4,025,000. In addition, the Company had an available loan facility in the amount of $2,000,000 as of September 30, 2002. The Company's working capital was $304,000 and current ratio was 1.03:1 at September 30, 2002, compared to a working capital deficit of $718,000 and a current ratio of 0.94:1 at June 30, 2002. The Company's net cash generated from operating activities was $2,031,000 for the three months ended September 30, 2002, compared to net cash provided by operations of $717,000 during the same period in fiscal year 2002.

The Company invested $1,424,000 and $1,471,000 during the three months ended September 30, 2002 and 2001 respectively. Primarily, the Company invested in ongoing software development projects in the Blood Bank and Operating Room divisions and in related fixed assets. Of amounts invested, the Company capitalized $1,217,000 and $1,126,000 of product development costs during the three months ended September 30, 2002 and 2001, respectively.

For the three months ended September 30, 2002, the Company received $177,000 related to proceeds from the exercise of options, compared to $10,000 generated in the same period a year ago.

The Company's liquidity is influenced by the Company's ability to successfully compete in an increasing competitive industry. The markets that the company serves continue to be impacted by consolidation among hospital information systems (HIS) providers. The Company believes that these providers offer more integrated but less clinical functionality in their software solutions to the same markets. The Company's ability to successfully compete is dependent upon its ability provide superior clinical functionality in its targeted hospital departments. Factors that may affect liquidity include the ability to penetrate the market with its products, maintain or reduce the length of the selling cycle, and the ability to collect cash from clients as implementations progress. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the existing line of products, management believes that current funds, cash generated from operations, and the loan commitment from Fratelli Auriana, an entity controlled by Lawrence Auriana, the Chairman of the Board of Directors of the Company, described above in Note 3 to the Financial Statements, will be sufficient to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs. Currently, there are no plans for additional outside financing.

New Accounting Pronouncements

None.

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

ITEM 4.      CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) as of a date within ninety days before the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the chief executive officer and chief financial officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

PART II

ITEM 5.      OTHER INFORMATION

During the quarter, the Company, through its professionals, requested the Internal Revenue Service (IRS) to issue a Compliance Statement with respect to the Company's 401(k) Plan (the Plan) by filing a VCO Application. As disclosed in the Company's fiscal year 2002 10-K filing, the Company noted technical deficiencies during fiscal 2002 in the Plan subsequent to the 1998 Amendment. The Company has voluntarily corrected the deficiencies and believes, but cannot assure, that it will not incur any significant penalties or other costs related to the deficiencies. The VCO Application process allows for the Company to identify and suggest corrections, which the IRS reviews and makes a determination. Per conversations with the Company's professionals, the effect of the determination issued by the IRS is not expected to be material.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a).           Exhibits
Exhibit 10.45	Employment Agreement dated August 1, 2002 between Mediware Information Systems, Inc. and Don L. Jackson
Exhibit 10.46	Employment Agreement dated August 26, 2002 between Mediware Information Systems, Inc. and Jeffrey Karp
Exhibit 11.	Schedule of Computation of Net Earnings Per Share
Exhibit 15.	Letter of awareness from Eisner LLP dated October 18, 2002 concerning unaudited interim financial information

(b). Reports on Form 8-K

During the quarter ended September 30, 2002, the Company filed one report on Form 8-K on August 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MEDIWARE INFORMATION SYSTEMS, INC.
                                                                       (Registrant)

  October 21, 2002                           GEORGE J. BARRY
          Date                                         GEORGE J. BARRY
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

  October 21, 2002                          JILL H. SUPPES
          Date                                        JILL H. SUPPES
                                                           CHIEF FINANCIAL OFFICER

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George J. Barry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mediware Information Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002

/s/ George J. Barry
------------------------
     George J. Barry
     Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jill Suppes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mediware Information Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002

/s/ Jill Suppes
------------------------
     Jill Suppes
     Chief Financial Officer

EXHIBIT 10.45

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

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.

EXECUTIVE	MEDIWARE INFORMATION SYSTEMS, INC.

/s/ Don L. Jackson	By: /s/ George J. Barry
Don L. Jackson	Name: George J. Barry Title: President and Chief Executive Officer

EXHIBIT 10.46

August 22, 2002

Mr. Jeffrey D. Karp
6208 N. Mattox Road
Kansas City, MO 64151

Dear Jeff:

It's great to have you on board! I'm sure you'll be an excellent fit with the O.R. Division. To confirm previous discussions, you have accepted the position of Vice President & General Manager for our Operating Room Division. You will be reporting directly to me as President and CEO of Mediware. The following outlines the terms of our offer:

Compensation:	An annual compensation package will be comprised of:
(a) an annual base salary of $150,000.00, paid in bi-weekly installments as earned.
(Payday is every other Thursday and you can expect to receive your first paycheck by the third Thursday after you start.)
(b) A bonus opportunity of up to 50% of your annualized base salary. The criteria for this bonus opportunity are to be approved by the CEO no later than 45 days after the date of hire.

(c) options for the purchase of 50,000 shares of the stock of Mediware Information Systems, Inc. These options vest in accordance with Mediware's normal policy of 25% per year. As with all Mediware options, grants are subject to the approval of the Mediware Board of Directors.

(d) termination. The Company shall be entitled to terminate the Employee's employment for "Cause" at any time immediately upon delivery of written notice or for no Cause at any time upon sixty (90) days prior written notice. Termination by the Company of the employment of the Employee for "Cause" shall mean termination based upon (i) the willful failure by the Executive to follow directions communicated to him by the General Manager or the President and Chief Executive Officer; (ii) the willful engaging by the Employee in conduct which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by the Employee to an act of fraud, misappropriation or embezzlement or to a felony; (iv) the Employee's habitual drunkenness or use of illegal substances; (v) Failure by the Employee to achieve the revenue goals assigned by the General Manager or the President and Chief Executive Officer; or (vi) an act of gross neglect or gross misconduct which the Company deems in good faith to be good and sufficient cause.

Benefits:

You will be offered the company benefit package and 401(K) plan and are eligible for both on the first day of the month following completion of 30 days of employment. The 401(K) and Flex Benefit Plans are available on the next quarterly enrollment. Enclosed is a benefit packet for your review. If you opt to take our insurance coverage, please complete the necessary forms and return them in the self-addressed stamped envelope. Judy Perry, Human Resources Administrator, is available at 913-307-1108, should you have any questions. The Company reserves the right to amend, modify or terminate medical or other insurance coverage in the future.

Vacation:	You will be entitled to three weeks' paid vacation earned per year.
Reimbursements:	During the term of your employment, you will be reimbursed for any qualifying travel and business-related expenses.
Start Date:	Your official full-time start date will be August 26, 2002.

If you have questions please give me a call. You may also reach my assistant, Judy Perry, at 913-307-1108. My e-mail address is bud.barry@mediware.com and Judy's is judy.perry@mediware.com. We look forward to having you as an integral member of our team

Very truly yours,

/s/ George J. Barry
    George (Bud) Barry
    President & CEO

Enclosures
Agreed / Accepted: Jeffrey Karp Signature: Jeffrey Karp	Date: August 26, 2002

EXHIBIT 11

	Three Months Ended September 30	Three Months Ended September 30
	2002	2001

Basic Earnings Per Share

Net earnings	$ 922,000	$ 428,000

Weighted-average Common Shares:
Outstanding	7,275,000	7,209,000

Basic Earnings (loss) Per Share	$ 0.13	$ 0.06

Diluted Earnings Per Share

Net earnings	$ 922,000	$ 428,000

Weighted-average Common Shares:
Outstanding	7,275,000	7,209,000

Options and Warrants	519,000	84,000

	7,794,000	7,293,000

Diluted Earnings Per Share	$ 0.12	$ 0.06

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim condensed consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of September 30, 2001 and for the three month periods ended September 30, 2002 and 2001, as indicated in our review report dated October 18, 2002; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated by reference in the Registration Statement on Form S-8 (No. 333-07591).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 and 11 of that Act.

Eisner LLP

New York, New York
October 18, 2002

EXHIBIT 99.1

CERTIFICATION

PURSUANT TO 18 U.S.C. 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report on Form 10-Q (the "Form 10-Q") of Mediware Information Systems, Inc. for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her respective knowledge:

    The Report fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: October 21, 2002	/s/ George J. Barry
---------------------------------
George J. Barry Chief Executive Officer

Dated: October 21, 2002	/s/ Jill H. Suppes
---------------------------------
Jill H. Suppes Chief Financial Officer