Form 10-Q
period 2002-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2003-01-28
CIK 874733

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:     1-10768

MEDIWARE INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	11-2209324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11711 West 79th Street Lenexa, Kansas	66214
(Address of principal executive offices)	(Zip Code)

                    (913) 307-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X

As of January 20, 2003, there were 7,304,525 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL INFORMATION.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	December 31,	June 30,
	2002	2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 4,614	$ 3,228
Accounts receivable (net of allowance of $581 at
December 31, 2002 and $694 at June 30, 2002)	7,930	6,869
Inventories	123	222
Deferred Tax Asset	351	424
Prepaid expenses and other current assets	663	511
Total current assets	13,681	11,254

Fixed assets, net	1,294	1,259
Capitalized software costs, net	14,854	13,385
Goodwill, net	4,900	4,900
Purchased technology, net	843	1,096
Deferred tax asset	-	162
Other long term assets	138	132
Total Assets	$ 35,710	$ 32,188
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,904	$ 2,157
Advances from customers	7,342	6,676
Accrued expenses and other current liabilities	2,640	3,139
Total current liabilities	11,886	11,972

Notes payable and accrued interest payable to a related party	1,370	1,352
Deferred tax liability	1,124
Total liabilities	14,380	13,324

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $0.10 par value; authorized 12,000,000
shares; issued and outstanding: 7,305,000 shares at
December 31, 2002 and 7,259,000 at June 30, 2002	730	726
Additional paid-in capital	23,605	23,378
Accumulated deficit	(2,952)	(5,173)
Accumulated other comprehensive (loss)	(53)	(67)
Total stockholders' equity	21,330	18,864
Total Liabilities and Stockholders' Equity	$ 35,710	$ 32,188
	=========	=========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues
System sales	$ 3,169	$ 2,871	$ 6,595	$ 5,673
Services	4,836	4,665	9,396	9,178
Total revenues	8,005	7,536	15,991	14,851
Cost and Expenses
Cost of systems	610	756	1,202	1,564
Cost of services	1,503	1,359	3,002	2,778
Software development costs	1,273	1,398	2,481	2,731
Selling, general & administrative	3,146	3,013	6,353	6,055
Proceeds from settlement	(614)	-0-	(614)	-0-
Total costs and expenses	5,918	6,526	12,424	13,128
Operating income	2,087	1,010	3,567	1,723

Interest and other income	13	22	35	34
Interest (expense)	(5)	(27)	(24)	(39)
Earnings before provision for income taxes	2,095	1,005	3,578	1,718
Provision for income taxes	(796)	(403)	(1,357)	(688)
Net Income	$ 1,299	$ 602	$ 2,221	$ 1,030
	========	========	========	========

Other Comprehensive Income, net of tax
Foreign currency translation adjustment	1	(1)	14	(13)
Comprehensive Income	$ 1,300	$ 601	$ 2,235	$ 1,017
	========	========	========	========

Earnings Per Common Share
Basic	$ 0.18	$ 0.08	$ 0.30	$ 0.14
	========	========	========	========
Diluted	$ 0.17	$ 0.08	$ 0.29	$ 0.14
	========	========	========	========
Weighted Average Common Shares Outstanding
Basic	7,290	7,224	7,283	7,217
	========	========	========	========
Diluted	7,788	7,480	7,791	7,401
	========	========	========	========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(amounts in thousands)

	For the Six Months Ended December 31,
	2002	2001
Cash Flows From Operating Activities
Net income	$ 2,221	$ 1,030
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	1,519	1,503
Net change in deferred tax assets and liabilities	1,359	688
Provision for doubtful accounts	17	75
Changes in operating assets and liabilities:
Accounts receivable	(1,078)	(831)
Inventories	99	114
Prepaid expenses and other assets	(158)	(48)
Accounts payable, accrued expenses and
customer advances	(68)	13
Net cash provided by operating activities	3,911	2,544

Cash Flows From Investing Activities
Acquisition of fixed assets	(381)	(40)
Capitalized software costs	(2,389)	(2,226)
Acquisition of technology		(325)
Net cash used in investing activities	(2,770)	(2,591)

Cash Flows From Financing Activities

Proceeds from exercise of options	231	27

Net cash provided by financing activities	231	27

Foreign currency translation adjustments	14	(14)

Net increase (decrease) in cash and cash equivalents	1,386	(34)
Cash and cash equivalents at beginning of period	3,228	2,343
Cash and cash equivalents at end of period	$ 4,614	$ 2,309
	==========	==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Income taxes	$ 16	$ -
See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission ("SEC") and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2002 included in the Company's Annual Report filed on Form 10-K for such year.

The results of operations for the three months and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock, par value $0.10 ("Common Stock"), of the Company outstanding for each period presented. For the three and six months ended December 31, 2002 and December 31, 2001, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.     RELATED PARTY TRANSACTIONS

On October 11, 2000, Fratelli Auriana, an entity controlled by Mr. Lawrence Auriana, the Chairman of the Board of the Company and holder of more than 5% of the Company's outstanding Common Stock, committed to loan the Company up to $2,000,000, in addition to amounts previously loaned to the Company, to be drawn in multiples of $250,000, as needed by the Company. Conditions were finalized and loan documents were signed on December 1, 2000 between Fratelli Auriana and the Company. On July 15, 2002, the Company and Fratelli Auriana entered into a Second Amendment to the Loan Agreement between the two parties, extending the date until which the Company may borrow funds to September 30, 2004. As of January 20, 2003, the Company has not borrowed against this loan facility.

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

In the first of the August 2002 agreements, it was agreed that Glace would accept a payment from the Company of $38,000 as a final payment for all consulting fees due under the 1998 Consulting Agreement. The Company paid the $38,000 in the first quarter of fiscal 2003 and in turn waived any right to recover consulting fees previously paid by it under that agreement and confirmed its obligation to pay Glace a milestone payment of $250,000 upon the grant by the Food and Drug Administration of 510(k) approval for HCLL. The Company paid Glace an advance of $100,000 on this milestone during the quarter ended September 30, 2002, which is subject to repayment by Glace in four equal annual installments of $25,000 each if 510(k) approval for HCLL is not granted by December 31, 2004. The Company also paid $4,000 towards patent costs on an additional provisional patent for the HCLL technology, with the understanding that the Company has no obligation to pay for any further patent work on HCLL undertaken by Dr. Gorman's companies.

The second of the August 2002 agreements was an amendment to the 1999 Software Agreement. This agreement codified that the Company retains all rights to the Hemocare 2000 technology within the healthcare field, and that Deep Sky Software, Inc. ("Deep Sky"), a company formed by Dr. Gorman, has an exclusive license to the Hemocare 2000 technology outside of the healthcare field. The amendment clarified that the healthcare field for this purpose includes the provision of any product, information, software, service or activity to healthcare service providers. In addition, Dr. Gorman, Glace and Deep Sky agreed to release the Company and related parties from any claims that Dr. Gorman, Glace and Deep Sky might have arising out of the 1998 Consulting Agreement, the 1999 Software Agreement and all other agreements relating to the Hemocare 2000 technology, other Company products and services, any product or services provided by Dr. Gorman, Glace or Deep Sky to the Company, and any other aspect of their business relationship.

4.     PROCEEDS FROM SETTLEMENT

On November 7, 2002, the Company received a payment of $614,000 arising out of the class action settlement of In re First Databank Direct Antitrust Litigation (the "Class Action"). This amount excludes taxes, professional, legal fees, and other Company borne expenses associated with this action all of which have been fully expensed. Class actions had been brought on behalf of persons who purchased electronic drug information databases containing clinical, pricing, or other information on prescription or non-prescription pharmaceutical drugs or services, products or software related thereto (collectively, the "Drug Information Databases") directly from First DataBank, Inc. ("FDB") in the United States. The actions alleged violations of the antitrust laws with respect to the pricing of the Drug Information Databases.

As a purchaser of Drug Information Databases from the defendants in the class actions, the Company was entitled to participate in the court approved settlement. This settlement represents partial reimbursement of prior period operating costs.

INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of December 31, 2002, and the related condensed consolidated statements of operations and comprehensive income, and cash flows for the three-month and six-month periods ended December 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated August 2, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
January 20, 2003

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements made in or incorporated into this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third-party software, (iii) dependence on third-party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulations on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties, and (x) risks associated with the development, marketing and sale of new software products. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Company does not intend to update publicly any forward-looking statements.

Results of Operations for the Three Months Ended December 31, 2002 as Compared to the Three Months Ended December 31, 2001

Total revenues for the quarter ended December 31, 2002 were $8,005,000, an increase of $469,000 or 6.2% from the prior year's first quarter total of $7,536,000. The Pharmacy and JAC divisions reported increased total revenues of $257,000 or 6.8% and $169,000 or 28.0%, respectively, in the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001. Revenues for the Operating Room division increased $96,000 or 19.3% compared to the second quarter of fiscal 2002. These increases were partially offset by a decline in total revenues in the Blood Bank division of $53,000 or 2.0%.

System sales, which include proprietary software, third party software and hardware sales for the second quarter of fiscal 2003 were $3,169,000, an increase of 10.4% or $298,000 compared to $2,871,000 a year ago. The Pharmacy division system sales increased by $172,000 or 9.3% as the division continues to report system revenues reflecting market acceptance of the WORx™ pharmacy system. The JAC division reported an increase of $86,000 or 32.2% in system sales during the current quarter. The JAC division system revenue increase is attributable to upgrade sales. The Operating Room division reported increased system sales of $118,000 or 64.8% in the second quarter of fiscal 2003. The increase in system sales reflects acceptance of the new features and functionality released in the Perioperative Solutions™ system software. Management believes, but cannot give any assurance, that this increased activity will produce additional service revenues in future quarters. These increases were offset by a decrease in system sales in the Blood Bank division of $79,000 or 13.6% in the second quarter of fiscal 2003 as compared to the same quarter a year ago. During the second quarter, the Blood Bank division submitted its new transfusion blood bank software solution to the Food and Drug Administration ("FDA") for 510(k) clearance. Management believes, but cannot give any assurance, that it will receive 510(k) clearance from the FDA. Upon clearance of its new product, management believes, but cannot provide any assurance, that the Blood Bank division will begin to report increased systems revenues.

Service revenues, which include recurring software support, implementation and training services, increased by $171,000 to $4,836,000, or 3.7%, compared to prior year service revenues of $4,665,000. The Pharmacy and JAC divisions reported increases of approximately $85,000 or 4.4% and $82,000 or 24.7%, respectively, primarily reflecting the implementation and training revenues associated with system sales generated in recent quarters. The Operating Room and Blood Bank divisions experienced slight changes in their respective support revenues reflecting the Company's ability to retain its installed clients. Management believes, but cannot give any assurance, that as system sales increase in the Operating Room and Blood Bank divisions, corresponding service revenues for those divisions should also increase.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers as part of a complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Over the last few quarters, the Company has focused its sales efforts primarily on its proprietary software solutions. This has resulted in overall higher margins as software revenues have grown in relation to computer hardware revenues. The resulting gross margins on systems sales for the quarter ended December 31, 2002 were 80.7%, an increase of 7.0% over gross margins of 73.7% in December 2001. Cost of systems was $610,000, a decrease of $146,000 or 19.3% from $756,000 in the first quarter of 2002, reflecting the overall increase in proprietary software sales and a lower mix of hardware sales for all divisions in the most recent quarter.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services increased 10.6% or $144,000 to $1,503,000 in the second quarter of fiscal 2003 as compared to the same quarter a year ago. The increase in cost of services was primarily a response to the increased demand for the Company's WORx pharmacy system. Cost of services was 31.1% of related revenues in the second quarter of fiscal 2003, as compared to 29.1% in the same quarter of fiscal 2002. Management believes, but cannot give any assurance, that demand for its contracted services will continue in the Pharmacy division with respect to WORx and other new product releases.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development along with amortization of capitalized software development costs. Cash expenditures related to software development include software development costs capitalized during the period and excludes amortization of capitalized software. Software development costs decreased 8.9% or $125,000 from $1,398,000 to $1,273,000 while total cash expenditures decreased $36,000 or 1.8% from $2,021,000 to $1,985,000 for the quarter ended December 31, 2002 as compared to the same quarter in the prior fiscal year. The Operating Room division experienced increased software development costs of $82,000 or 50.8% and corresponding increased cash expenditures of approximately $82,000 or 32.0% in the December 31, 2002 quarter reflecting the shift in development efforts upon release of its new Perioperative Solutions product. During the second quarter of fiscal 2003, the Pharmacy division reported a decrease of $110,000 or 15.8% in product development expenses while expending $67,000 or 12.2% more on projects in the quarter compared to the second quarter of fiscal 2002. These changes reflect new investments in two development projects targeted to doctors and nurses at hospitals currently using the WORx pharmacy system. The Blood Bank division incurred decreases in software development costs of $97,000 or 17.9% and corresponding decreases in cash expenditures of $185,000 or 15.3% in the second quarter of fiscal 2003. During the quarter ended December 31, 2002, the Blood Bank division completed the initial development stage of its new transfusion product and completed its 510(k) submission to the FDA. As a result, staffing requirements for the project were reduced compared to the prior year quarter. Approximately 66% of the net capitalized software costs at December 31, 2002 are not being amortized, and will begin amortization upon the commercialization of related software, the majority of which relates to the Company's Blood Bank transfusion product. The Company anticipates, but cannot give any assurance, that it will commercialize its new Blood Bank software in calendar 2003, subject to attaining FDA clearance. While cash expenditures for the Blood Bank division are expected to decline, total expenses may not decline due to the amortization costs.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A for the quarter ended December 31, 2002 was $3,146,000, an increase of $133,000 or 4.4%, compared to $3,013,000 in the corresponding quarter of fiscal 2002. These increases reflect higher sales-related travel efforts, and resulting commissions; higher legal expenses due to increased sales activity; federal agency professional guidance including FDA submissions and compliance with the Sarbanes-Oxley Act; and changes in corporate counsel; increases in commercial insurance rates; and other normal business expenditures.

During the quarter ended December 31, 2002, the Company received $614,000 arising out of the class action settlement of In re First DataBank Direct Antitrust Litigation (the "Class Action"). This amount excludes professional, legal fees, and other Company borne expenses associated with this action all of which have been fully expensed. Class actions had been brought on behalf of persons who purchased electronic drug information databases containing clinical, pricing, or other information on prescription or non-prescription pharmaceutical drugs or services, products or software related thereto (collectively, the "Drug Information Databases") directly from First DataBank, Inc. ("FDB") in the United States. The actions alleged violations of the antitrust laws with respect to the pricing of the Drug Information Databases.

As a purchaser of Drug Information Databases from the defendants in the class actions, the Company was entitled to participate in the court approved settlement. This settlement represents partial reimbursement of prior period operating costs.

Net income was $1,299,000 for the quarter ended December 31, 2002, an increase of $697,000 or 115.8% as compared to net income of $602,000 in the quarter ended December 31, 2001. The Company's net income improvement is a result of both increased proprietary software systems revenue and higher utilization of staff providing services to the installed base of clients, as well as the receipt of the Class Action settlement outlined above.

Results of Operations for the Six Months Ended December 31, 2002 as Compared to the Six Months Ended December 31, 2001

Total revenues for the six months ended December 31, 2002 were $15,991,000, an increase of $1,140,000 or 7.7% from the prior year's first six months' total of $14,851,000. As with the second quarter results, the Pharmacy, JAC, and Operating Room divisions experienced increases in total revenues in the six months ended December 31, 2002 as compared to the six months ended December 31, 2001. The Blood Bank division experienced a decline in total revenues during the same time period.

System sales for the six months ended December 31, 2002 increased by 16.3% or $922,000 from $5,673,000 to $6,595,000. As with the results for the quarter ended December 31, 2002, all divisions with the exception of the Blood Bank division reported increased system sales. System sales in the Blood Bank division decreased $584,000 or 40.7% to a total of $850,000. The Pharmacy division reported a significant increase in system sales of $1,269,000 or 34.6%, to a total of $4,934,000 in the first six months of fiscal 2003, as compared to the same period in fiscal 2002 primarily due to market acceptance of the WORx pharmacy system. In addition, the JAC division reported increases in system sales of $119,000, or 30.4%, to $510,000 from the same six months in fiscal 2002 representing the upgrades previously discussed. For the first six months of fiscal 2003, the Operating Room division reported increased system sales of $117,000 or 64.2% related to product enhancements, discussed above, to Perioperative Solutions.

Service revenues, as described above, increased by $218,000, or 2.4%, as compared to service revenues of $9,178,000 during the first six months of fiscal 2002, to a total of $9,396,000. As mentioned above, the Pharmacy and JAC divisions represent the majority of the increase in service revenues as implementation and installation services related to recent system sales are performed. The Blood Bank and Operating Room divisions reported slight decreases in service related activities, as previously mentioned.

Cost of systems, defined previously, was 18.2% of new system sales for the six months ended December 31, 2002 compared to 27.6% in the same period last year. Cost of systems decreased by $362,000 or 23.1% from $1,564,000 to $1,202,000 in the first six months of fiscal 2003, reflecting the Company's focus on software system sales, as mentioned above, resulting in improved margins in fiscal 2003. Margins for the first six months of fiscal 2003 were 81.8%, an increase of 9.4% over comparable fiscal 2002 six-month margins of 72.4%.

Cost of services, as previously described and for the reasons mentioned above, increased 8.1%, or $224,000, to $3,002,000 in the first six months of fiscal 2003 as compared to the same period a year ago. Cost of services was 31.9% of related revenues in the first six months of fiscal 2003, as compared to 30.3% for the same period of fiscal 2002.

Software development costs, as previously described, decreased $250,000 or 9.2% for the six months ended December 31, 2002 as compared to the same period in the prior fiscal year. Cash expenditures in the six months ending December 31, 2002 were approximately $3,950,000, a decrease of $125,000 or 3.1%, compared to the six months ended December 31, 2001. The Pharmacy division, for the reasons explained above, experienced a reduction of $100,000 or 7.8% in software development costs while expending $93,000 or 8.9% more in cash related to development efforts for the six months ended December 31, 2002. As explained above, the Operating Room division experienced increased expenses of $186,000 or 61.2% and increased cash expenditures of $131,000 or 24.7% in the six months ended December 31, 2002. For the reasons outlined above, the Blood Bank division reported decreased software development costs of $335,000 or 29.2% and decreased corresponding cash expenditures of $348,000 or 14.0% during the first six months of fiscal 2003.

SG&A expenses, for reasons previously discussed, increased $298,000 or 4.9% to $6,353,000 for the six months ended December 31, 2002, compared to $6,055,000 for the same period in the prior fiscal year.

During the six months ended December 31, 2002, the Company received $614,000 related to the Class Action settlement described above. The Company had no such settlement in the six months ended December 31, 2001.

Net profit was $2,221,000 for the six months ended December 31, 2002, an increase of $1,191,000 or 115.6%, compared to $1,030,000 in the six months ended December 31, 2001.

Liquidity and Capital Resources

As of December 31, 2002, the Company had cash and cash equivalents of $4,614,000. In addition, the Company had an available loan facility in the amount of $2,000,000 as of December 31, 2002. The Company's working capital was $1,795,000 and current ratio was 1.15:1 at December 31, 2002, compared to a working capital deficit of $718,000 and a current ratio of 0.94:1 at June 30, 2002.

The Company's net cash generated from operating activities was $3,911,000 for the six months ended December 31, 2002, compared to net cash provided by operations of $2,544,000 during the same period in fiscal year 2002.

The Company invested $2,770,000 and $2,591,000 during the six months ended December 31, 2002 and 2001, respectively. Primarily, the increase in investments relates to ongoing software development projects in the Blood Bank and Operating Room divisions and the new projects recently started in the Pharmacy division. Of the amounts invested, the Company capitalized $2,389,000 and $2,226,000 of product development costs during the six months ended December 31, 2002 and 2001, respectively. Additionally, the Company purchased $381,000 in fixed assets during this period. This is primarily made up of testing equipment used to prepare the 510(k) filing and upgrading networking systems which began in the December 2002 quarter.

For the six months ended December 31, 2002, the Company received $231,000 related to proceeds from the exercise of options, compared to $27,000 generated in the same period a year ago.

The Company's liquidity is influenced by the Company's ability to successfully compete in an increasingly competitive industry. The markets that the Company serves continue to be impacted by consolidation among hospital information systems providers. The Company believes that these providers offer more integrated but less clinical functionality in their software solutions to the same markets. The Company's ability to successfully compete is dependent upon its ability to provide superior clinical functionality in its targeted hospital departments. Factors that may affect liquidity include the ability to penetrate the market with its products, maintain or reduce the length of the selling cycle, and the ability to collect cash from clients as implementations progress. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the existing line of products, management believes that current funds, cash generated from operations, and the loan commitment from Fratelli Auriana, an entity controlled by Lawrence Auriana, the Chairman of the Board of Directors of the Company, described above in Note 3 to the Financial Statements, will be sufficient to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs. Currently, there are no plans for additional outside financing.

New Accounting Pronouncements

None.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISKS.

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

ITEM 4.      CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within ninety days prior to the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

PART II  -  OTHER INFORMATION

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Annual Meeting of Shareholders, November 6, 2002
  Directors elected to serve three year terms:

  Joseph Delario
  Walter Kowsh, Jr.
  George Barry

  Directors whose term of office continued after the meeting:

  Lawrence Auriana
  Jonathan H. Churchill
  John Gorman, M.D.
  Clinton G. Wieman, M.D.
  Roger Clark
  Hans Utsch
  Philip H. Coelho
  Robert F. Sanville

  Election of Directors

Joseph Delario	5,523,903 for	27,670 against	0 abstained
Walter Kowsh, Jr.	5,413,703 for	137,870 against	0 abstained
George Barry	5,414,203 for	137,370 against	0 abstained

  Appointment of Eisner LLP as the Company's auditors for the year ending June 30, 2003

5,549,168 for	1,996 against	409 abstained

ITEM 5.     OTHER INFORMATION.

During the first quarter, the Company, through its professionals, requested the Internal Revenue Service ("IRS") to issue a Compliance Statement with respect to the Company's 401(k) Plan (the "Plan") by filing a VCO Application. As disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002, the Company noted technical deficiencies during fiscal 2002 in the Plan subsequent to the 1998 amendment of the Plan. The Company has voluntarily corrected the deficiencies and believes, but cannot give any assurance, that it will not incur any significant penalties or other costs related to the deficiencies. The VCO Application process allows the Company to identify and suggest corrections, which the IRS reviews and then makes a determination. The Company does not anticipate but cannot provide any assurance that, the effect of the determination issued by the IRS will be material.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits
Exhibit 10.47	Employment Agreement dated October 14, 2002 between Mediware Information Systems, Inc. and Jill H. Suppes
Exhibit 11.	Schedule of Computation of Net Earnings Per Share
Exhibit 15.	Letter of awareness from Eisner LLP dated January 20, 2003 concerning unaudited interim financial information
Exhibit 99.1	Certification by George J. Barry, Chief Executive Officer, and Jill H. Suppes, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     No Reports on Form 8-K were filed by the Company for the quarter ended
          December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE  January 27, 2003                MEDIWARE INFORMATION SYSTEMS, INC.
                                                         (Registrant)

                                                     /s/  GEORGE J. BARRY
                                                           GEORGE J. BARRY
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                     /s/  JILL H. SUPPES
                                                           JILL H. SUPPES
                                                           CHIEF FINANCIAL OFFICER

CERTIFICATIONS

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

Date: January 27, 2003

/s/ George J. Barry
------------------------
     George J. Barry
     Chief Executive Officer

CERTIFICATIONS

I, Jill H. Suppes, certify that:

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

Date: January 27, 2003

/s/ Jill H. Suppes
------------------------
     Jill H. Suppes
     Chief Financial Officer

EXHIBIT INDEX
Exhibit 10.47	Employment Agreement dated October 14, 2002 between Mediware Information Systems, Inc. and Jill H. Suppes
Exhibit 11.	Schedule of Computation of Net Earnings Per Share
Exhibit 15.	Letter of awareness from Eisner LLP dated January 20, 2003 concerning unaudited interim financial information
Exhibit 99.1	Certification by George J. Barry, Chief Executive Officer, and Jill H. Suppes, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 10.47

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made this 14th day of October, 2002 between Mediware Information Systems, Inc., (hereinafter "the Company") and Jill H. Suppes (hereinafter "the Executive").

WHEREAS, the Company desires to employ the Executive as its Chief Financial Officer, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1. Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as Chief Financial Officer of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to her by the President and Chief Executive Officer. The Executive further agrees to use her best efforts to promote the interests of the Company and to devote her full business time and energies to the business and affairs of the Company.

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

3. Compensation and Other Related Matters.

(a) Salary. As compensation for services rendered hereunder, the Executive shall receive an Annual Base Salary of one hundred thirty-five thousand dollars ($135,000.00), which salary shall be paid in accordance with the Company's then prevailing payroll practices for its officers and shall be subject to review annually by the Board of Directors.

(b) Bonus. During the term of this Agreement, and in the Board of Directors' sole discretion, the Executive shall be eligible to receive an Annual Bonus of up to 50% of her Annual Base Salary, payable at the time of the conclusion of the annual audit. The amount of the Annual Bonus payable to the Executive will be based upon Executive meeting performance criteria established by the President and Chief Executive Officer. If the Executive leaves the Company for any reason in the middle of a year, the Annual Bonus for that year will be pro-rated in the same manner, except if Executive resigns without Good Reason as described in Paragraph 4(d), below, or is terminated for Cause pursuant to Paragraph 5(c), below, in which case no Annual Bonus will be paid.

(c) Stock Options. Subject to the approval of the Company's Board of Directors, the Executive shall be granted (0) non-qualified options (the "'Options") to purchase shares of the Company's Common Stock, par value $.10 per share, (the "Stock") under the Company's Equity Incentive Plan. The Options shall be subject to the terms of the Equity Incentive Plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "'A". Subject to the Option Agreement (which shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i) Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: (0) Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; (0) Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; and (0) Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(e), below, any remaining unexercisable Options shall become exercisable immediately.

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

Jill H. Suppes
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

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.

EXECUTIVE	MEDIWARE INFORMATION SYSTEMS, INC.

/s/ Jill H. Suppes	By /s/ George J. Barry
Jill H. Suppes	Name: George J. Barry Title: President and Chief Executive Officer

EXHIBIT 11

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2002	2001	2002	2001

Basic Earnings Per Share

Net income	$ 1,299,000	$ 602,000	$ 2,221,000	$ 1,030,000

Weighted-average Common Shares:
Outstanding	7,290,000	7,224,000	7,283,000	7,217,000

Basic Earnings Per Share	$ 0.18	$ 0.08	$ 0.30	$ 0.14

Diluted Earnings Per Share

Net income	$ 1,299,000	$ 602,000	$ 2,221,000	$ 1,030,000

Weighted-average Common Shares:
Outstanding	7,290,000	7,224,000	7,283,000	7,217,000

Dilutive effect of Stock Options	498,000	256,000	508,000	184,000

	7,788,000	7,480,000	7,791,000	7,401,000

Diluted Earnings Per Share	$ 0.17	$ 0.08	$ 0.29	$ 0.14

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim condensed consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of December 31, 2002 and for the three and six month periods ended December 31, 2002 and 2001, as indicated in our review report dated January 20, 2003; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, is incorporated by reference in the Registration Statement on Form S-8 (No. 333-07591).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 and 11 of that Act.

Eisner LLP

New York, New York
January 20, 2003

EXHIBIT 99.1

CERTIFICATION

PURSUANT TO 18 U.S.C. 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report on Form 10-Q of Mediware Information Systems, Inc. for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her respective knowledge:

    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: January 27, 2003	/s/ George J. Barry
George J. Barry Chief Executive Officer

Dated: January 27, 2003	/s/ Jill H. Suppes
Jill H. Suppes Chief Financial Officer