Form 10-Q
period 2003-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2003-04-21
CIK 874733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes          No    X

As of April 10, 2003, there were 7,304,525 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	March 31,	June 30,
	2003	2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 5,877	$ 3,228
Accounts receivable (net of allowance of $568 at
March 31, 2003 and $694 at June 30, 2002)	7,872	6,869
Inventories	110	222
Deferred tax asset	367	424
Prepaid expenses and other current assets	568	511
Total current assets	14,794	11,254

Fixed assets, net	1,261	1,259
Capitalized software costs, net	15,645	13,385
Goodwill, net	4,900	4,900
Purchased technology, net	717	1,096
Deferred tax asset	-	162
Other long term assets	138	132
Total Assets	$ 37,455	$ 32,188
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,985	$ 2,157
Advances from customers	7,567	6,676
Accrued expenses and other current liabilities	2,446	3,139
Total current liabilities	11,998	11,972

Notes payable and accrued interest payable to a related party	1,378	1,352
Deferred tax liability	1,754	-
Total liabilities	15,130	13,324

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $0.10 par value; authorized 12,000,000
shares; issued and outstanding: 7,305,000 shares at
March 31, 2003 and 7,259,000 shares at June 30, 2002	730	726
Additional paid-in capital	23,610	23,378
Accumulated deficit	(1,953)	(5,173)
Accumulated other comprehensive (loss)	(62)	(67)
Total stockholders' equity	22,325	18,864
Total Liabilities and Stockholders' Equity	$ 37,455	$ 32,188
	=========	=========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues
System sales	$ 2,898	$ 2,677	$ 9,493	$ 8,350
Services	5,289	4,784	14,685	13,962
Total revenues	8,187	7,461	24,178	22,312
Cost and Expenses
Cost of systems (exclusive of amortization)	769	573	1,971	2,137
Cost of services (exclusive of amortization)	1,664	1,407	4,666	4,185
Amortization of capitalized software	481	507	1,401	1,389
Software development costs	678	914	2,239	2,763
Selling, general & administrative	2,964	2,824	9,317	8,879
Proceeds from settlement	-	-	(614)	-
Total costs and expenses	6,556	6,225	18,980	19,353
Operating income	1,631	1,236	5,198	2,959

Interest, other income, and expense	(5)	21	30	55
Interest (expense)	(13)	(22)	(37)	(61)
Earnings before provision for income taxes	1,613	1,235	5,191	2,953
Provision for income taxes	(614)	(494)	(1,971)	(1,182)
Net Income	$ 999	$ 741	$ 3,220	$ 1,771
	========	========	========	========

Other Comprehensive Income, Net of Tax
Foreign currency translation adjustment	(9)	5	5	(8)
Comprehensive Income	$ 990	$ 746	$ 3,225	$ 1,763
	========	========	========	========

Earnings Per Common Share
Basic	$ 0.14	$ 0.10	$ 0.44	$ 0.25
	========	========	========	========
Diluted	$ 0.13	$ 0.10	$ 0.41	$ 0.24
	========	========	========	========
Weighted Average Common Shares Outstanding
Basic	7,304	7,231	7,290	7,222
	========	========	========	========
Diluted	7,878	7,701	7,818	7,515
	========	========	========	========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(amounts in thousands)

	For the Nine Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities
Net income	$ 3,220	$ 1,771
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	2,290	2,297
Net change in deferred tax assets and liabilities	1,973	1,182
(Gain)/loss on disposal of fixed assets	18	-
Provision for doubtful accounts	7	113
Changes in operating assets and liabilities:
Accounts receivable	(1,010)	(1,703)
Inventories	112	121
Prepaid expenses and other assets	(63)	(93)
Accounts payable, accrued expenses and
customer advances	52	244
Net cash provided by operating activities	6,599	3,932

Cash Flows From Investing Activities
Acquisition of fixed assets	(530)	(65)
Capitalized software costs	(3,661)	(3,589)
Acquisition of technology	-	(325)
Net cash used in investing activities	(4,191)	(3,979)

Cash Flows From Financing Activities

Proceeds from exercise of options	236	77

Net cash provided by financing activities	236	77

Foreign currency translation adjustments	5	(7)

Net increase in cash and cash equivalents	2,649	23
Cash and cash equivalents at beginning of period	3,228	2,343
Cash and cash equivalents at end of period	$ 5,877	$ 2,366
	=========	=========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$ 14	$ -
See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2002 included in the Company's Annual Report filed on Form 10-K for such year.

The results of operations for the three months and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock, par value $0.10 ("Common Stock"), of the Company outstanding for each period presented. For the three and nine months ended March 31, 2003 and March 31, 2002, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.     RELATED PARTY TRANSACTIONS

On October 11, 2000, Fratelli Auriana, an entity controlled by Mr. Lawrence Auriana, the Chairman of the Board of the Company and holder of more than 5% of the Company's outstanding Common Stock, committed to loan the Company up to $2,000,000, in addition to amounts previously loaned to the Company, to be drawn in multiples of $250,000, as needed by the Company. Conditions were finalized and loan documents were signed on December 1, 2000 between Fratelli Auriana and the Company. On July 15, 2002, the Company and Fratelli Auriana entered into a Second Amendment to the Loan Agreement, extending the date until which the Company may borrow funds to September 30, 2004. As of April 10, 2003, the Company has not borrowed against this loan facility.

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

In the first of the August 2002 agreements, it was agreed that Glace would accept a payment from the Company of $38,000 as a final payment for all consulting fees due under the 1998 Consulting Agreement. The Company paid the $38,000 in the first quarter of fiscal 2003 and in turn waived any right to recover consulting fees previously paid by it under that agreement and confirmed its obligation to pay Glace a milestone payment of $250,000 upon the grant by the Food and Drug Administration ("FDA") of 510(k) approval for HCLL. The Company paid Glace an advance of $100,000 on this milestone during the quarter ended September 30, 2002, which is subject to repayment by Glace in four equal annual installments of $25,000 each if 510(k) approval for HCLL was not granted by December 31, 2004. The Company also paid $4,000 towards patent costs on an additional provisional patent for the HCLL technology, with the understanding that the Company has no obligation to pay for any further patent work on HCLL undertaken by Dr. Gorman's companies. In February 2003, the Company received 510(k) clearance from the FDA for the new HCLL product. The final payment of $150,000 to Glace was paid in April 2003 pursuant to the agreement outlined above.

4.     PROCEEDS FROM SETTLEMENT

On November 7, 2002, the Company received a payment of $614,000 arising out of the class action settlement of In re First Databank Direct Antitrust Litigation (the "Class Action"). This amount excludes taxes, professional and legal fees, and other Company borne expenses associated with this action all of which have been fully expensed. Class actions had been brought on behalf of persons who purchased electronic drug information databases containing clinical, pricing, or other information on prescription or non-prescription pharmaceutical drugs or services, products or software related thereto (collectively, the "Drug Information Databases") directly from First DataBank, Inc. ("FDB") in the United States. The actions alleged violations of the antitrust laws with respect to the pricing of the Drug Information Databases.

As a purchaser of Drug Information Databases from FDB, the Company was entitled to participate in the court-approved settlement. This settlement represents partial reimbursement of prior period operating costs.

5. STOCK BASED COMPENSATION PLANS

The Company accounts for stock-based employee and outside directors compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Reported net income	$ 999,000	$ 741,000	$ 3,220,000	$ 1,771,000
Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	-
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(208,000)	(126,000)	(605,000)	(314,000)

Pro forma net income	$ 791,000	$ 615,000	$ 2,615,000	$ 1,457,000

Income per share:
Basic---as reported	$0.14	$0.10	$0.44	$0.25
Basic---pro forma	$0.11	$0.09	$0.36	$0.20

Diluted---as reported	$0.13	$0.10	$0.41	$0.24
Diluted---pro forma	$0.10	$0.08	$0.34	$0.19

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 55% for 2003 and 51% for 2002, expected life of options of 10 years, risk free interest rate of approximately 4% in 2003 and 5% in 2002 and a dividend yield of 0%. The weighted average per share fair value of options granted during the nine months ended March 31, 2003 and 2002 were $8.11 and $3.37, respectively. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended March 31, 2003 and 2002 and cash flows for the nine-month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 2, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
April 16, 2003

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements made in or incorporated into this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third-party software, (iii) dependence on third-party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulations on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties, and (x) risks associated with the development, marketing and sale of new software products. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Company does not intend to update publicly any forward-looking statements.

Results of Operations for the Three Months Ended March 31, 2003 as Compared to the Three Months Ended March 31, 2002

Total revenues for the quarter ended March 31, 2003 were $8,187,000, an increase of $726,000 or 9.7% from the prior year's third quarter total of $7,461,000. The Blood Bank and JAC divisions reported increased total revenues of $549,000 or 23.4% and $321,000 or 58.1%, respectively, in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. These increases were partially offset by a decline in total revenues in the Pharmacy division of $103,000 or 2.5%. Revenues for the Operating Room division decreased $41,000 or 8.4% compared to the third quarter of fiscal 2002.

System sales, which include proprietary software, third party software and hardware sales for the third quarter of fiscal 2003 were $2,898,000, an increase of 8.3% or $221,000 compared to $2,677,000 a year ago. The JAC division reported system sales of $424,000, an increase of $233,000 or 122.0% during the current quarter. The JAC division system revenue increase continues to be attributable to upgrade sales. The Pharmacy division's system sales decreased $277,000 or 13.4%. The decrease in Pharmacy division system sales is primarily due to a reduction of interfaces delivered in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The Operating Room division reported increased system sales of $32,000 or 22.1% in the third quarter of fiscal 2003. The increase in system sales is due to the addition of barcode software and hardware functionality in the Perioperative Solutions™ system software. The Blood Bank division reported system sales of $447,000 in the quarter ended March 31, 2003, an increase of $233,000 or 97.5% compared to the third quarter of fiscal 2002. This increase is derived from sales of the division's existing legacy transfusion products as well as an additional sale of the LifeTrak product. During the third quarter, the Blood Bank division received 510(k) clearance from the Food and Drug Administration ("FDA") for its new transfusion blood bank software solution. With FDA clearance of its new product, the Blood Bank division will begin to market the HCLL product and believes, but cannot give any assurance, that the division will report increased systems revenues.

Service revenues, which include recurring software support, implementation and training services, increased by $505,000 to $5,289,000, or 10.6%, compared to prior year service revenues of $4,784,000. The Pharmacy, Blood Bank, and JAC divisions reported increases of $174,000 or 9.7%, $316,000 or 15.3%, and $88,000 or 24.5%, respectively, primarily reflecting the implementation and training revenues associated with system sales generated in recent quarters as well as the impact of annual support contract price increases. These increases were partially offset by a decline in service related revenues in the Operating Room division. The Operating Room division experienced a decrease of $73,000 or 20.9% as implementation staff participated in several trade shows. Management believes, but cannot give any assurance, that as system sales increase in the Operating Room and Blood Bank divisions, corresponding service revenues for those divisions should also increase.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers as part of a complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. During the quarter ended March 31, 2003, the Company reported a higher mix of hardware and third party software compared to the quarter ended March 31, 2002. The resulting gross margins (exclusive of amortization of capitalized software) on systems sales for the third quarter of fiscal 2003 were 73.5%, a decrease of 5.1% compared to gross margins of 78.6% for the third quarter of fiscal 2002. Cost of systems was $769,000, an increase of $196,000 or 34.2% from $573,000 in the third quarter of 2002, reflecting the overall increase in hardware sales for all divisions in the most recent quarter.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services increased 18.3% or $257,000 to $1,664,000 in the third quarter of fiscal 2003 as compared to the same quarter a year ago. The increase in cost of services was primarily a response to the increased demand for the Company's WORx pharmacy system. Cost of services (exclusive of amortization of capitalized software) was 31.5% of related revenues in the third quarter of fiscal 2003, as compared to 29.4% in the same quarter of fiscal 2002. Management believes, but cannot give any assurance, that demand for its contracted services will continue in the Pharmacy and other divisions with respect to the WORx pharmacy system and other new product releases.

Amortization of capitalized software decreased $26,000 or 5.1%, from $507,000 to $481,000. This decrease is due to amounts capitalized in earlier periods that became fully amortized during fiscal year 2003.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development. Cash expenditures related to software development include software development costs capitalized during the period and exclude amortization of capitalized software. Software development costs decreased 25.8% or $236,000 from $914,000 to $678,000 while total cash expenditures decreased $329,000 or 14.4% from $2,279,000 to $1,950,000 for the quarter ended March 31, 2003 as compared to the same quarter in the prior fiscal year. The Operating Room division experienced increased software development costs of $14,000 or 19.7% but reported corresponding decreased cash expenditures of approximately $76,000 or 23.7% in the March 31, 2003 quarter reflecting the shift in development efforts upon release of its new Perioperative Solutions product. During the third quarter of fiscal 2003, the Pharmacy division reported a decrease of $194,000 or 47.6% in product development expenses while expending $91,000 or 14.8% more on projects in the quarter compared to the third quarter of fiscal 2002. These changes reflect the ramp up of investments in two development projects targeted to doctors and nurses at hospitals currently using the WORx pharmacy system. The Blood Bank division reduced software development costs by $57,000 or 13.0% and corresponding decreases in cash expenditures of $343,000 or 25.7% in the third quarter of fiscal 2003. During the quarter ended March 31, 2003, the Blood Bank division received FDA 510(k) clearance for HCLL, its new transfusion product. As a result, staffing requirements for the project were reduced compared to the prior year quarter. Approximately 70% of the net capitalized software costs at March 31, 2003 are not being amortized, and will begin to be amortized upon the commercialization of related software, the majority of which relates to the Company's Blood Bank transfusion product. The Company anticipates, but cannot give any assurance, that it will commercialize its new Blood Bank software in calendar 2003. While cash expenditures for the Blood Bank division are expected to decline, total expenses may not decline due to the amortization costs.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A for the third quarter of fiscal 2003 was $2,964,000, an increase of $140,000 or 5.0%, compared to $2,824,000 in the corresponding quarter of fiscal 2002. These increases reflect higher sales-related travel efforts and resulting commissions; higher legal expenses due to increased sales activity; federal agency professional guidance including FDA submissions and compliance with the Sarbanes-Oxley Act; increases in commercial insurance rates; and other normal business expenditures.

Net income was $999,000 for the quarter ended March 31, 2003, an increase of $258,000 or 34.8% as compared to net income of $741,000 in the quarter ended March 31, 2002. The Company's net income improvement is a result of both increased systems revenue and higher utilization of staff providing services to the installed base of clients.

Results of Operations for the Nine Months Ended March 31, 2003 as Compared to the Nine Months Ended March 31, 2002

Total revenues for the nine months ended March 31, 2003 were $24,178,000, an increase of $1,866,000 or 8.4% from the prior year's first nine months' total of $22,312,000. The Pharmacy, JAC, and Operating Room divisions experienced increases in total revenues in the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002. The Blood Bank division experienced a decline in total revenues during the same time period.

System sales for the nine months ended March 31, 2003 increased by 13.7% or $1,143,000 from $8,350,000 to $9,493,000. All divisions with the exception of the Blood Bank division reported increased system sales. System sales in the Blood Bank division decreased $350,000 or 20.5% to a total of $1,376,000. This decrease is primarily due to fewer sales of the division's LifeTrak product in the current fiscal year compared to the prior fiscal year. The Pharmacy division reported an increase in system sales of $992,000 or 17.3%, to a total of $6,722,000 in the first nine months of fiscal 2003, as compared to the same period in fiscal 2002 primarily due to market acceptance of the WORx pharmacy system. In addition, the JAC division reported increases in system sales of $351,000, or 60.2%, to $934,000 from the same nine months in fiscal 2002 representing the upgrades previously discussed. For the first nine months of fiscal 2003, the Operating Room division reported increased system sales of $149,000 or 45.4% related to product enhancements, discussed above, to the new Perioperative Solutions software system.

Service revenues, as described above, were $14,685,000, an increase of $723,000, or 5.2%, as compared to service revenues of $13,962,000 during the first nine months of fiscal 2002. As mentioned above, the Pharmacy, Blood Bank, and JAC divisions reported increases in service revenue as implementation and installation services related to system sales are performed and the resulting start of support contracts. The Operating Room division reported a decrease in service related activities, as previously mentioned.

Cost of systems, defined previously, was 20.8% of new system sales for the nine months ended March 31, 2003 compared to 25.6% in the same period last year. Cost of systems (exclusive of amortization of capitalized software) decreased by $166,000 or 7.8% from $2,137,000 to $1,971,000 in the first nine months of fiscal 2003, reflecting the Company's focus on software system sales resulting in improved margins in fiscal 2003. Margins for the first nine months of fiscal 2003 were 79.2%, an increase of 4.8% over comparable fiscal 2002 nine-month margins of 74.4%.

Cost of services, as previously described and for the reasons mentioned above, increased 11.5%, or $481,000, to $4,666,000 in the first nine months of fiscal 2003 as compared to the same period a year ago. Cost of services (exclusive of amortization of capitalized software) was 31.8% of related revenues in the first nine months of fiscal 2003, as compared to 30.0% for the same period of fiscal 2002.

Amortization of capitalized software increased $12,000 or 0.9%, from $1,389,000 to $1,401,000. This increase is due to enhancements completed during, and placed in service during, the nine-month period.

Software development costs, as previously described, decreased $524,000 or 19.0% for the nine months ended March 31, 2003 as compared to the same period in the prior fiscal year. Cash expenditures in the nine months ending March 31, 2003 were approximately $5,900,000, a decrease of $453,000 or 7.1%, compared to the nine months ended March 31, 2002. The Pharmacy division, for the reasons explained above, experienced a reduction of $293,000 or 25.3% in software development costs while expending $185,000 or 11.1% more in cash related to development efforts for the nine months ended March 31, 2003. As explained above, the Operating Room division experienced increased expenses of $118,000 or 54.7% and increased cash expenditures of $55,000 or 6.4% in the nine months ended March 31, 2003. For the reasons outlined above, the Blood Bank division reported decreased software development costs of $349,000 or 25.3% and decreased corresponding cash expenditures of $692,000 or 18.1% during the first nine months of fiscal 2003.

SG&A expenses, for reasons previously discussed, increased $438,000 or 4.9% to $9,317,000 for the nine months ended March 31, 2003, compared to $8,879,000 for the same period in the prior fiscal year.

During the nine months ended March 31, 2003, the Company received $614,000 related to the class action settlement of In re First DataBank Direct Antitrust Litigation (the "Class Action"). This amount excludes professional, legal fees, and other Company borne expenses associated with this action all of which have been fully expensed. Class actions had been brought on behalf of persons who purchased electronic drug information databases containing clinical, pricing, or other information on prescription or non-prescription pharmaceutical drugs or services, products or software related thereto (collectively, the "Drug Information Databases") directly from First DataBank, Inc. ("FDB") in the United States. The actions alleged violations of the antitrust laws with respect to the pricing of the Drug Information Databases.

As a purchaser of Drug Information Databases from FDB, the Company was entitled to participate in the court-approved settlement. This settlement represents partial reimbursement of prior period operating costs. The Company had no such settlement in the nine months ended March 31, 2002.

Net profit was $3,220,000 for the nine months ended March 31, 2003, an increase of $1,449,000 or 81.8%, compared to $1,771,000 in the nine months ended March 31, 2002.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and cash equivalents of $5,877,000. In addition, the Company had an available loan facility in the amount of $2,000,000 as of March 31, 2003. The Company's working capital was $2,796,000 and current ratio was 1.23:1 at March 31, 2003, compared to a working capital deficit of $718,000 and a current ratio of 0.94:1 at June 30, 2002.

The Company's net cash generated from operating activities was $6,599,000 for the nine months ended March 31, 2003, compared to $3,932,000 during the same period in fiscal year 2002.

The Company invested $4,191,000 and $3,979,000 during the nine months ended March 31, 2003 and 2002, respectively. Primarily, the increase in investments relates to ongoing software development projects in the Blood Bank and Operating Room divisions and the new projects recently started in the Pharmacy division. Of the amounts invested, the Company capitalized $3,661,000 and $3,589,000 of product development costs during the nine months ended March 31, 2003 and 2002, respectively. Additionally, the Company purchased $530,000 in fixed assets during the first nine months of fiscal 2003. This is primarily made up of testing equipment used to prepare the 510(k) filing and upgrading networking systems which began in the December 2002 quarter.

For the nine months ended March 31, 2003, the Company received $236,000 related to proceeds from the exercise of options, compared to $77,000 generated in the same period a year ago.

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

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this statement will have a material impact on its financial statements.

In December 2003, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee and non-employee directors compensation plans in an entity's accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The amendments to the disclosure and transition provisions of Statement No. 123 are effective for fiscal years ending after December 15, 2002, and interim periods beginning after December 31, 2002. The company adopted the disclosure provisions in its March 31, 2003 interim financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK.

The Company does not currently have any material exposure to foreign currency transaction gains or losses. However, the Company does have some exposure to foreign currency rate fluctuations arising from sales made to customers in the United Kingdom. These transactions are made by the Company's U.K. based, wholly owned subsidiary which transacts business in the local functional currency. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

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

ITEM 5.     OTHER INFORMATION.

During the first quarter, the Company, through its professionals, requested the Internal Revenue Service ("IRS") to issue a Compliance Statement with respect to the Company's 401(k) Plan (the "Plan") by filing a VCO Application. As disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002, the Company noted technical deficiencies during fiscal 2002 in the Plan subsequent to the 1998 amendment of the Plan. The Company has voluntarily corrected the deficiencies and believes, but cannot give any assurance, that it will not incur any significant penalties or other costs related to the deficiencies. The VCO Application process allows the Company to identify and suggest corrections, which the IRS reviews and then makes a determination. The Company does not anticipate, but cannot provide any assurance that, the effect of the determination issued by the IRS will be material.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits
Exhibit 11.	Schedule of Computation of Net Earnings Per Share
Exhibit 15.	Letter of awareness from Eisner LLP dated April 16, 2003 concerning unaudited interim financial information
Exhibit 99.1	Certification by George J. Barry, Chief Executive Officer, and Jill H. Suppes, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           On February 25, 2003, a Form 8-K was filed by the Company under Item 5
               "Other Events and Regulation FD Disclosure."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE  April 21, 2003                MEDIWARE INFORMATION SYSTEMS, INC.
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

Date: April 21, 2003

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

Date: April 21, 2003

/s/ Jill H. Suppes
------------------------
     Jill H. Suppes
     Chief Financial Officer

EXHIBIT INDEX
Exhibit 11.	Schedule of Computation of Net Earnings Per Share
Exhibit 15.	Letter of awareness from Eisner LLP dated April 16, 2003 concerning unaudited interim financial information
Exhibit 99.1	Certification by George J. Barry, Chief Executive Officer, and Jill H. Suppes, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 11

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2003	2002	2003	2002

Basic Earnings Per Share

Net income	$ 999,000	$ 741,000	$ 3,220,000	$ 1,771,000

Weighted-average Common Shares:
Outstanding	7,304,000	7,231,000	7,290,000	7,222,000

Basic Earnings Per Share	$ 0.14	$ 0.10	$ 0.44	$ 0.25

Diluted Earnings Per Share

Net income	$ 999,000	$ 741,000	$ 3,220,000	$ 1,771,000

Weighted-average Common Shares:
Outstanding	7,304,000	7,231,000	7,290,000	7,222,000

Dilutive Effect of Stock Options	574,000	470,000	528,000	293,000

	7,878,000	7,701,000	7,818,000	7,515,000

Diluted Earnings Per Share	$ 0.13	$ 0.10	$ 0.41	$ 0.24

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim condensed consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of March 31, 2003 and for the three and nine month periods ended March 31, 2003 and 2002, as indicated in our review report dated April 16, 2003; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated by reference in the Registration Statements on Form S-8 (No. 333-07591) and (No. 333-83016).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 and 11 of that Act.

Eisner LLP

New York, New York
April 16, 2003

EXHIBIT 99.1

CERTIFICATION

PURSUANT TO 18 U.S.C. 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report on Form 10-Q of Mediware Information Systems, Inc. for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her respective knowledge:

    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: April 21, 2003	/s/ George J. Barry
George J. Barry Chief Executive Officer

Dated: April 21, 2003	/s/ Jill H. Suppes
Jill H. Suppes Chief Financial Officer