Form 10-K
period 2003-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2003-08-28
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                    (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2003

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
Lenexa, KS
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (913) 307-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
___________________________________________________	____________________________________________
Common Stock, par value $ .10 per share	NASDAQ Small Cap Market The Pacific Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes  [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes  [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on June 30, 2003 as reported on the NASDAQ Small Cap Market, was approximately $48,162,000. The number of shares outstanding of the registrant's common stock, as of August 1, 2003, was 7,361,394 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

PART I

This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Factors That May Affect Future Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Registrant undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

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

Mediware is a New York corporation incorporated in 1970. The Company's cornerstone product, Hemocare® , was originally designed in 1981 and is one of North America's leading blood bank information systems in the markets it serves, either as a "standalone" system or as part of an integrated "Lab/Blood Bank" system.

In September 1998 the Company acquired Informedics, Inc., which develops and markets a line of computer software applications designed for hospital blood bank and blood centers.

In November 1999 the Company expanded its Blood Bank Division with the acquisition of LifeTrak® from Carter BloodCare ("Carter"). LifeTrak is a comprehensive system for managing donor, laboratory and distribution for the blood center.

In July 2001 the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. ("Ortho"), which allowed the Company to market an integrated testing module that was developed as part of the LifeTrak product but held on an exclusive basis by Ortho until 2003. The Company believes this testing module will be significant in increasing LifeTrak market share. The cost of the intellectual property agreement was $325,000, which was paid from Company funds.

In February 2003, the Company received 510(k) clearance from the Food and Drug Administration ("FDA") on its next generation transfusion management system - HEMOCARE LifeLine™ ("HCLL™ ").

In May 1990 the Company acquired Digimedics Corporation ("Digimedics"), one of the country's leading vendors of information management systems for hospital pharmacies. Digimedics had introduced the first open systems version of a comprehensive pharmacy information management system in the mid-1980s. In June 1996 Digimedics expanded its operations with the acquisition of certain assets of Information Handling Services Group, including the U.S.-based Pharmakon Division and the U.K.-based JAC Computer Services, Ltd. The Pharmakon operations were subsequently merged with the Digimedics operations to form the Pharmacy Division of the Company.

The Operating Room Division, formed in April 1998, grew from the expansion of its Surgiware product center. The Surgiware system, licensed in September 1990 from Intellimed Incorporated, was marketed through fiscal 1999. In fiscal 1999, the Company introduced a new operating room product, Perioperative Case Management for Windows ("PCMWin™ "), which was renamed Perioperative Solutions™ in fiscal 2002. Perioperative Solutions is an n-tiered Microsoft Windows 2000-based client server application that provides the full functionality necessary to manage an operating room and associated departments.

The Company's Corporate Transaction Strategy

In order to broaden product offerings, capture market share, improve profitability and capitalize on the consolidation trend in the hospital clinical information system industry, the Company's business strategy includes growth through acquisitions and other corporate transactions. The Company has an ongoing program of reviewing and considering corporate transaction possibilities, but there can be no assurance that the Company will be able to identify or reach mutually agreeable terms with any transaction candidate.

The Company also seeks (but cannot provide assurance that it will be able) to develop strategic partnerships that are complimentary to its core markets and product set, mutually beneficial to both parties and that provide a greater value proposition to the customer than could be realized without the strategic relationship.

The Healthcare Information Systems Industry

The healthcare delivery industry in the United States is highly fragmented, complex, and inefficient. Advances in medical technology directly dealing with human disease and injury have resulted in significant breakthroughs and progress. Physicians, nurses and other caregivers are given leading edge diagnostic and therapeutic technologies. However, the information systems supporting the management and clinical processes of these complex healthcare organizations have made insufficient progress in the past twenty years. A substantial portion of clinical workflow still depends upon manual paper-based systems interfaced with various automated systems. Historically, the healthcare industry has invested relatively less in information technology than some other industries.

As a result of the above, this industry is economically inefficient and produces significant variances in medical outcomes. In February 2001, the FDA published a report entitled "Doing What Counts for Patient Safety; Federal Actions to Reduce Medical Errors and Their Impact." This report enumerated the high level of human error in healthcare and underscored the potential tainting of the U.S. blood supply. In November of 1999 the Institute of Medicine released a report called "To Err Is Human: Building a Safer Health System," indicating that medical error is one of the top ten causes of death in the United States. This report indicated that up to 96,000 lives may be lost each year as a result of medical error. Mediware believes it can play an important role in addressing these issues, with its clinically focused management information systems. The Company's products are designed to improve efficiencies, reduce error and improve quality of care.

In 1996, Congress passed legislation that impacted healthcare information management. The Healthcare Information Portability and Accountability Act ("HIPAA") required the Department of Health and Human Services ("HHS") to enact standards for information sharing, security and patient confidentiality. Although HHS has still not issued clarification on many of the topics under HIPAA, the Company believes these regulations will have an important impact on requiring advanced management information systems that will enable various healthcare organizations to comply with emerging requirements.

The healthcare industry has significantly under-invested in information technology. However, the Company anticipates that with the continued increase in government regulation and concern over clinical outcomes, the healthcare industry will continue the trend to modernize and update its clinical information systems. The Leapfrog Group, a consortium of large employers that spends $40 billion annually on healthcare, has called for investment into computerized information systems.

The Company believes that in addition to healthcare industry evolution and the impact of regulatory developments, which will drive the need for improved management information systems, specific potential health threats such as the variant Creutzfeldt-Jakob (mad cow) and West Nile virus and patient medication safety will require organizations to re-examine their ability to track and analyze patients, donors, procedures and outcomes. Mediware's "best of breed" solutions, which integrate operating and clinical systems, are targeted to substantially facilitate solutions to these healthcare industry issues.

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

Blood Bank Division

The Blood Bank Division is a supplier of information and management systems to blood donor and transfusion centers. During fiscal 2003, the Company received 510(k) clearance from the FDA on its next generation blood transfusion product - HCLL. Management has begun marketing HCLL to new and existing customers, with the first shipment in June 2003. Management anticipates, but cannot assure, that the new product will be accepted in the marketplace. HCLL is a windows-based, n-tier client server clinical transfusion medical system, which is designed to provide the transfusion marketplace with state of the art technology. This system is designed to be user intuitive, scalable, and supports product management, resource management, quality control and testing. HCLL is fully complimented with an HL-7 interface engine to function with most industry laboratory information systems. This system includes advanced data mining or data management intelligence capabilities, which can be utilized by small hospitals, large medical centers, multi-facility enterprises and central transfusion services.

Additionally, the Division's two heritage products, Hemocare and LifeLine® , which were originally installed in the 1980s, have a large installed base within the transfusion management market. In late 1999 the Division acquired the LifeTrak product from Carter. LifeTrak provides blood collection and processing centers with an application designed to serve their particular needs, from donor recruitment through testing to inventory control. LifeTrak can operate on both the Linux and Unix operating systems. These operating systems allow the customer donor site to configure hardware according to its needs and budgetary constraints. The Unix-based LifeTrak system is more suitable for larger customer donor sites, while the Linux-based system is more cost effective for smaller hospital donor centers.

In July 2001 the Company entered into an intellectual property agreement with Ortho, which allows the Company to market an integrated testing module that was developed as part of the LifeTrak product, but was previously held on an exclusive basis by Ortho. The Company believes this testing module will be significant in increasing LifeTrak market share.

The Company's blood bank systems business is currently benefiting from stem cell initiatives both in the private and public sectors. The Company believes it is positioned to expand its product offerings into the broader market of biologic products, for example bone and tissue related software solutions. Additionally, these products may help minimize or avert a prolonged shortage of biologic products including donor blood and blood components, and to help ensure the current high level of safety.

The safety of the nation's blood supply remains of utmost importance, requiring improved screening and the ability to substantially reduce errors as hospitals and blood centers adopt systems allowing for increased throughput and cost efficiencies. Pressures continue to reduce costs in all areas of healthcare, including blood-banking services. At the same time, shortages of laboratory personnel in key functions are occurring across the country, prompting U.S. legislative proposals for incentives to recruit and train more qualified people.

Mediware's user-friendly blood bank systems software addresses these issues. This software is designed to reduce costs through automatic report production, decreased paperwork, and automated billing. The Company's products can improve blood supply safety and the productivity of blood center personnel through the use of user-defined truth tables and automatic linking to donors' historical records, among other features. Donor recruitment programs are enhanced though LifeTrak donor software, increasing the supply of donor blood by making tele-recruiters more productive.

Mediware competes primarily with vendors of laboratory information systems ("LIS") providing a blood bank subsystem as a part of their laboratory product, as well as other companies that market stand-alone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company. The Company believes that the 510(k) clearance process is sufficiently onerous to discourage many potential new entrants into this market segment.

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

In addition to the initial sale of the Company's blood bank systems, revenues are generated from post-contract support, averaging 28% annually of the system's original selling price. These maintenance contracts account for approximately 70% of this Division's revenues and are recurring in nature.

The Blood Bank Division directly markets its products through a direct sales force consisting of a National Sales Director, four Regional Sales Representatives and four Clinical Consultants who perform on-site demonstrations of the products. The Blood Bank Division may adjust its distribution model as new products and services obtain 510(k) clearance.

The Company believes that it has an excellent service reputation with over 500 healthcare organizations that are Blood Bank Division customers, many of which have multiple facilities. Mediware anticipates that its installed Blood Bank customer base will provide an excellent market for its new products.

Pharmacy Division

In May 1990 the Company acquired Digimedics, one of the country's leading vendors of information systems for hospital pharmacies. The Digimedics pharmacy information system, based on the UNIX operating system, the "C" programming language and the Unify relational database management system, was a leading competitor in the market. In June 1996, the Company acquired certain assets of the Pharmakon (U.S.-based) and JAC (U.K.-based) Divisions of Information Handling Services Group. Pharmakon, which was available on a variety of minicomputer and mainframe hardware platforms, was also a leading competitive offering in the pharmacy systems market. The Company believes that it has a strong customer service reputation with the installed base of hospitals that are Pharmacy Division customers.

In November 1997 the Pharmacy Division introduced the WORx® drug therapy management system. This system is an n-tiered, object oriented Windows-based client/server pharmacy system. As a result of its Windows user interface, advanced underlying systems integration architecture and user-friendly design, WORx is positioned to be the hub for drug therapy management. This includes integration with automated drug dispensing cabinets manufactured by Pyxis Inc., a Division of Cardinal Health, Inc., and Omnicell Technologies, Inc. and interfaces to other pharmacy dispensing devices such as the AHI RxOBOT produced by a Division of McKesson HBOC, Inc. WORx Universal, released in June 1999, provides access to clinical data via the Internet/intranet using a standard web browser on multiple platforms, including hand-held and wireless devices.

Since its introduction, WORx has been sold to over 125 hospital organizations encompassing over 250 hospital sites. The product's market acceptance has recently expanded to include strategically important multi-site hospitals. The Company has announced its intention to replace some of its historical Pharmacy system products with its WORx product, however many hospitals continue to use the Pharmacy Division's historical products.

The Pharmacy Division has developed features and functions designed to help improve patient safety and manage pharmacy operations effectively. The Company is implementing a bi-directional orders interface between WORx and major Health Information Systems ("HIS") vendors. This interface allows WORx to populate the HIS systems with complete, accurate, and up-to-the-minute patient medication profiles. In addition, this interface allows pharmacists to effectively manage medication orders input into third party systems by nurses and other healthcare professionals. This interface provides a valuable utility for assuring medication orders are interpreted and dispensed correctly.

Other important developments include a sophisticated inventory management module, designed to assist pharmacy managers in their effort to control drug therapy costs. This module has been designed to meet the challenges of inventory control, purchasing, receiving, and contract administration in a hospital setting. The inventory management module will use bar code and Electronic Data Interchange technologies to simplify processes.

The product focus of the Pharmacy Division is strengthening the Company's market share position and ensuring patient safety. Improved safety development programs in progress include incorporating bar code and hand-held computer technologies to electronically track medications from order entry through administration. These improvements continue to arise through internal development efforts and relationships with third-party vendors with the ongoing development of two new products: MediCOE™ and MediMAR™ .. MediCOE, a Clinician Order Entry application using internet technology from any secure remote location, allows the clinician to enter medication orders and to manage drug therapy directly into the WORx Drug Therapy Management System, and is currently installed at two beta sites. MediMAR, a Medication Administration Record application using bar code, wireless, handheld and touch-screen technology to support point of care medication administration and record keeping, is anticipated to be installed at a beta site in fiscal 2004.

The Pharmacy Division markets directly through a sales force which consists of a National Sales Manager, five Regional Sales Representatives covering territories in the United States and Canada and one Sales Representative who sells into our existing customer base. Two Clinical Consultants with extensive experience as clinical pharmacists and pharmacy technicians provide technical sales support. Other marketing channels utilized by the Pharmacy Division include reseller agreements with a number of distribution partners.

Operating Room Division

In September 1990 the Company licensed the SurgiwareTM system from Intellimed Incorporated for use in surgical suites. Surgiware, a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery, was replaced as the Company's primary Operating Room software in fiscal 1999 by PCMWin.

In fiscal year 1999, the Company introduced PCMWin. PCMWin's name was changed in 2002 to Perioperative Solutions, reflecting its broadening scope of functionality for the entire perioperative department. Perioperative Solutions is based on an n-tiered Microsoft Windows 2000-based client server application that provides the full functionality necessary to manage an operating room and its associated departments while supporting and documenting the entire perioperative clinical event, providing information that is crucial for compliance with insurance and regulatory reporting, and identifying potential conflicts and opportunities for improvement throughout the entire process, from scheduling through discharge planning.

Perioperative Solutions includes Scheduling, Case Preference Management, Inventory Management, Perioperative Charting, Status Board, Reporting, PS Tracker™ for executive and operational analysis, PS Clinical Intelligence™ , PS Bar Code Scanning, and HL7 Interfaces - ADT, Materials Management, Billing and other support and interface modules. Interface modules include connections to existing hospital-wide scheduling, inventory, clinical and management systems provided by other companies. The benefits of a fully implemented system include:

   -- Increased utilization rate of operating rooms;
   -- Increased productivity from efficient management of staff and equipment;
   -- Improvement in inventory management;
   -- Increased patient billings as a result of real time capture of information; and
   -- Increased management intelligence through data mining.

Development activities are focused upon increasing features and functions along with the addition of new modules, such as Remote Case Scheduling and Pre-Assessment. Remote Case Scheduling will enable surgeons' offices to access the hospital surgical schedule via the internet to request a date and time for a case. The Pre-Assessment module will manage all of the activity that is necessary prior to the patient arriving in the operating room. This includes documenting clinical assessments and pre-admission testing. PS Tracker and PS Clinical Intelligence are new modules that were released in June 2002 and will continue to be expanded in scope. PS Tracker is a powerful and user-friendly data analysis tool, which has been designed so that operating room management, physicians, and hospital administrators can effectively gain managerial intelligence through data mining of the comprehensive database created by Perioperative Solutions. Additionally, this module is designed to provide data intelligence to related third-party databases. PS Clinical Intelligence addresses one of the most pressing issues with operating room information systems, keeping the thousands of surgeon specific preferences up to date. It automates this process, improving accuracy while saving time. The Company filed for a patent on its PS Clinical Intelligence technology in January 2003.

The Operating Room Division markets on a direct sales basis utilizing two direct Sales Representatives along with Clinical Sales Support. The Company currently resells on an informal basis through several third-party vendors. It is also pursuing several strategic reseller arrangements.

JAC

The Company's United Kingdom operating division originated with the acquisition of JAC Computer Services, Ltd. ("JAC") in June 1996. JAC markets and supports its Pharmacy System (the "WORx JAC System") to pharmacy departments of hospitals throughout the U.K. The WORx JAC System provides automation of the entire pharmacy cycle, from ordering and delivery, with associated invoice and credit handling through to patient supply via ward stock issues and dispensing. Additional features include TPN handling with worksheet and label production as well as comprehensive reporting capabilities. JAC has now developed bedside prescribing with clinical decision support, nurse drug administration and discharge drugs facility for U.K. National Health Service hospitals, in order to assist them with the U.K. Government requirement for hospitals to achieve electronic Patient Records to Level 3, a standard required by U.K. law. The WORx JAC System is written in client server mode using Visual Basic and Intersystems Cache database on NT UNIX and open VMS servers, which is utilized extensively in the healthcare market worldwide.

On June 1, 2003, Mediware hired a new Chief Executive Officer for the JAC Division. Management believes, but cannot assure, that this change in management structure will expand opportunities for JAC and Mediware products throughout Europe, the Middle East and South Africa, along with securing relationships with new local service providers in the United Kingdom.

Research and Development

Expenditures for software development for fiscal 2003, 2002 and 2001 were $7,972,000, $8,191,000 and $7,646,000, respectively, exclusive of write-downs and amortization of software development costs. Of the total expenditures during 2003, 2002 and 2001, $5,215,000, $4,922,000 and $4,148,000, respectively, were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Employees

As of June 30, 2003, the Company had 189 full-time employees of which 171 are employed domestically. The Company employs 23 in the area of sales and marketing, 72 in customer support, 63 in product development and 31 in administration. None of the Company's employees are covered by collective bargaining agreements nor are they members of any union. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base. The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 2003, there were 20 consultants working on various projects.

Seasonality

The Company's operations are not subject to seasonal fluctuations.

Geographic Information

(Dollars in thousands)

                                           2003            2002            2001
                                         -------         -------         -------

Revenues
  United States                          $29,998         $27,858         $24,313
  United Kingdom                           2,985           2,227           1,846
                                         -------         -------         -------
     Total                               $32,983         $30,085         $26,159
                                         =======         =======         =======

Long-lived assets
  United States                          $22,531         $20,478         $19,906
  United Kingdom                             459             456             469
                                         -------         -------         -------
     Total                               $22,990         $20,934         $20,375
                                         =======         =======         =======

The Company does not believe its foreign operations present any significant risk factors beyond those resulting from normal fluctuations in the exchange rates between British pounds and U.S. dollars.

Backlog

At June 30, 2003, the Company had an approximate backlog of $13,500,000, of which approximately $1,500,000 related to contracted software and hardware sales and approximately $12,000,000 related to implementation, training and deferred support and maintenance services. Software sales and services backlog consist of products and services sold under signed contracts, which have not yet been recognized as revenues. At June 30, 2002, the Company had an approximate backlog of $11,000,000, of which approximately $900,000 related to contracted software and hardware sales and approximately $10,100,000 related to implementation, training and deferred support and maintenance services.

Item 2. Properties.

The Company's corporate headquarters are located in Lenexa, Kansas, where it occupies approximately 18,000 square feet of leased space. The Company also leases office space in Melville, New York (14,000 square feet), Scotts Valley, California (9,000 square feet), Dallas, Texas (5,000 square feet), Chicago, Illinois (4,000 square feet) and Portland, Oregon (5,000 square feet). The Company's United Kingdom operations are headquartered in Basildon, Essex where it occupies leased space totaling approximately 4,000 square feet.

Item 3. Legal Proceedings.

The Company is not involved in any material pending litigation nor is it aware of any proceedings contemplated by government authorities or others that would have a material adverse effect on the Company or its business.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the NASDAQ Small Cap Market under the symbol MEDW and on the Pacific Stock Exchange under the symbol MEDW.

The following table sets forth the high and low sales prices for the Company's common stock for each quarterly period of the fiscal years ended June 30, 2003 and 2002, as reported by NASDAQ.

                                       2003                       2002
                               ------------------           ----------------
                                  High       Low             High       Low
                                 ------   -------           ------     -----
First Quarter                     8.980     7.000            3.500     2.140
Second Quarter                    9.200     6.500            4.620     2.800
Third Quarter                    11.300     7.760            7.650     4.060
Fourth Quarter                   11.000     9.250            9.740     6.400

These over-the-counter quotations reflect intra-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

As of June 30, 2003, there were approximately 258 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders. Management currently intends to use any earnings to finance the development and continued expansion of the Company's business. The Company may review the benefits of paying dividends in the future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,182,000	$5.23	669,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,182,000	$5.23	669,000

Item 6. Selected Financial Data.
(In thousands, except per share data)

Statements of Operations Data
For the years ended June 30,                   2003        2002        2001        2000        1999
                                             --------    --------    --------    --------    --------

Revenues
  System sales                               $12,564     $ 11,541    $  8,674    $  8,294    $ 12,783
  Services                                    20,419       18,544      17,485      18,412      15,556
                                             --------    --------    --------    --------    --------
  Total revenues                              32,983       30,085      26,159      26,706      28,339
                                             --------    --------    --------    --------    --------
Cost of sales
  Cost of systems (exclusive of amortization)  2,487        2,885       2,501       2,626       4,303
  Cost of services (exclusive of amortization) 6,263        5,588       6,176       6,829       4,123
                                             --------    --------    --------    --------    --------
   Total cost of sales                         8,750        8,473       8,677       9,455       8,426
                                             --------    --------    --------    --------    --------
   Gross profit                               24,233       21,612      17,482      17,251      19,913

Amortization of capitalized software           2,199        1,844       1,611       1,305         913
Purchased research and development                                                              4,553
Software development costs                     2,757        3,269       3,498       3,830       2,340
Selling, general and administrative           12,939       12,072      13,455      13,730      12,528
Proceeds from settlement                        (614)
Net interest and other (income) expense          (56)          (3)        (25)        (77)         58
                                             --------    --------    --------    --------    --------
Earnings before income taxes                   7,008        4,430      (1,057)     (1,537)       (479)

Income tax (expense) benefit                  (2,619)      (1,799)        308         589        (491)
                                             --------    --------    --------    --------    --------
Net earnings (loss)                          $ 4,389      $ 2,631     $  (749)   $   (948)   $   (970)
                                             ========    ========    ========    ========    ========
Earnings per common share
  Basic                                      $  0.60     $   0.36     $ (0.10)   $  (0.14)   $  (0.16)
                                             ========    ========    ========    ========    ========
  Diluted                                    $  0.56     $   0.35     $ (0.10)   $  (0.14)   $  (0.16)
                                             ========    ========    ========    ========    ========

Weighted average common shares outstanding
  Basic                                        7,300        7,228       7,162       6,627       5,963
  Diluted                                      7,844        7,611       7,162       6,627       5,963

Balance Sheet Data
  As of June 30,

  Cash and cash equivalents                 $  7,525     $  3,228    $  2,343    $  3,634    $  3,556
  Working capital                              4,241         (718)     (3,025)       (952)      3,183
  Total assets                                38,806       32,188      29,459      29,051      26,348
  Debt                                         1,387        1,352       1,303       1,236         854
  Common stock                                24,735       24,104      23,907      23,473      22,036
  Accumulated deficit                           (784)      (5,173)     (7,804)     (7,055)     (6,107)
  Total shareholders' equity                  23,935       18,864      16,047      16,394      15,916

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time and in releases made by the SEC from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by these forward-looking statements. The Company disclaims any obligation to update its forward-looking statements.

Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States,. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, capitalized software costs and goodwill. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the financial statements.

Revenue Recognition

The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, training, consultation and ongoing support of the software. License fee revenues are generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Revenue from the sale of hardware is recognized upon shipment. Fees for installation, training and consultation are recognized as the services are provided. If the Company enters into arrangements with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

Capitalized Software Costs

Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed," once technological feasibility has been established, the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of five to seven years of the software.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics in 1990, Pharmakon (which was merged into Digimedics) and JAC in June 1996 and Informedics in September 1998. Costs allocated to goodwill in the Informedics acquisition totaled $944,000 and was being amortized over twelve years using the straight-line method. All other goodwill was being amortized using the straight-line method over twenty years. Amortization expense was $0 in 2003, $0 in 2002 and $536,000 in 2001. Accumulated amortization for goodwill was $2,336,000 at June 30, 2003 and 2002. Goodwill is reduced by the amortization benefit for tax purposes.

Prior to July 1, 2001, the Company periodically assessed whether goodwill and other intangible assets were impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Other Long-Lived Assets to be Disposed Of." Commencing July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and evaluates for impairment utilizing undiscounted projected cashflows. See new accounting pronouncements below. As of June 30, 2003, management believes that no such impairment has occurred.

Material Changes in Results of Operations: fiscal 2003 versus fiscal 2002

Total revenues for fiscal 2003 were $32,983,000 compared to $30,085,000 in fiscal 2002, an increase of $2,898,000 or 9.6%. All divisions reported increases in total revenues for fiscal 2003 compared to fiscal 2002. Revenues in the Pharmacy Division increased $1,237,000, or 7.9% to $16,855,000 in fiscal 2003 from $15,618,000 in fiscal 2002. The Blood Bank Division recorded an increase of $532,000, or 4.9% to $11,244,000 in fiscal 2003 compared to $10,712,000 in fiscal 2002, while the JAC Division recorded an increase of $758,000, or 34.0% to $2,985,000 in fiscal 2003 compared to $2,227,000 in fiscal 2002, and the Operating Room Division reported an increase of $371,000, or 24.3% to $1,899,000 in fiscal 2003 compared to $1,528,000 in fiscal 2002.

System sales, which include proprietary software, third party software and hardware revenues, were $12,564,000 in fiscal 2003, an increase of $1,023,000, or 8.9% from $11,541,000 in fiscal 2002. All divisions except the Blood Bank division reported increases in system sales. System sales in the Pharmacy Division increased $354,000, or 4.4% to $8,397,000 from $8,043,000 as a result of continued market acceptance of the WORx product and sales to Independent Delivery Networks ("IDN") during fiscal 2003. The JAC Division recorded an increase of $444,000, or 53.3% to $1,277,000 in fiscal 2003, which is primarily attributable to upgrade sales to its installed base accounts. The Company's Operating Room Division experienced an increase in system sales of 111.0%, or $363,000, from $327,000 to $690,000. This increase is mostly due to current clients electing to convert to the new Perioperative Solutions software product as well as the additional offering of a bar code solution. System sales for the Blood Bank Division were $2,200,000, a decrease of $138,000, or 5.9%, from $2,338,000 in fiscal 2002 as the Division completed the development of its new transfusion software solution, HCLL. During the last half of the fiscal year, the Blood Bank Division conducted a field correction as a result of an inspection by the FDA, which found customers using a non-compliant Hemocare product. Historically, the Blood Bank Division had delivered to its customers updated software containing improvements and bug fixes as required under FDA regulations, however the customers had not implemented the updated software. The Blood Bank Division provided software and services to assist customers in completing their required FDA validation processes. During the fourth quarter of fiscal 2003, the Blood Bank Division began the early stages of its marketing and sales efforts for the new HCLL product as well as a derivative of the HCLL product specially designed to help track stem cell samples. These combined events resulted in additional revenues for the Blood Bank Division during the last half of fiscal 2003. Management believes, but cannot assure, that system sales for the Blood Bank Division will increase as a result of its continued marketing efforts for the new HCLL product.

Service revenues, which include recurring software support, implementation and training services increased 10.1% or $1,875,000 to $20,419,000 in fiscal 2003 from $18,544,000 in fiscal 2002. All Divisions contributed to the Company's increased service revenue levels as implementation and installation services of related system sales were performed during fiscal 2003. Additionally, the increase is related to annual escalation rates in current customer support contracts and the addition of new customers into the Company's installed base. Service revenues in the Pharmacy Division increased $884,000 or 11.7% to $8,458,000 in fiscal 2003 from $7,574,000 in fiscal 2002. In fiscal 2003, the Operating Room Division recorded service revenues of $1,209,000, an increase of $8,000 or 0.1% as compared to fiscal 2002, while the Blood Bank Division's service revenues increased $669,000 or 8.0% to $9,044,000 from $8,375,000. The JAC Division contributed $1,708,000 in total service revenues, an increase of $314,000 or 22.5% over fiscal year 2002.

Costs of systems include the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its complete system offering. These costs can vary as the mix of revenues varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems decreased $398,000, or 13.8%, during fiscal 2003 due to the overall increase in proprietary software sales compared to hardware sales during fiscal 2003 as compared to fiscal 2002. An increase in proprietary software sales also resulted in an improved gross margin percentage. The gross margin percentage, excluding amortization of capitalized software costs, on system sales improved to 80.2% in fiscal 2003 from 75.0% in 2002.

Costs of services include the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services increased $675,000, or 12.1%, in 2003 over the previous year. Despite the increase in cost of services, gross margin on service revenues remained relatively consistent at 69.3% in fiscal 2003 compared to 69.9% in fiscal 2002. The increase in service costs is primarily a result of the Company's efforts to maintain a high level of customer satisfaction using currently installed products along with preparation for the operational impact from the marketing of its new products in the Pharmacy and Blood Bank Divisions. Management believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the percentage of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $355,000 or 19.2%, to $2,199,000 in fiscal 2003 compared to $1,844,000 in fiscal 2002. This increase is primarily due to increased amortization of capitalized software costs related to the new transfusion product, which reached commercialization in the fourth quarter of fiscal 2003.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development activities. Software development costs decreased $512,000 in fiscal 2003 to $2,757,000 compared to $3,269,000 in fiscal 2002. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $7,972,000 in fiscal 2003, compared to $8,191,000 in fiscal 2002, a decrease of $219,000 or 2.7%. Management expects to continue investing in development activities in all of its Divisions.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses increased $867,000 or 7.2% from $12,072,000 in fiscal 2002 to $12,939,000 in fiscal 2003. As a percentage of sales, SG&A costs continued to decrease from 40.1% in fiscal 2002 to 39.2% in fiscal 2003. Management believes, but cannot assure, that SG&A expenses, other than commissions, will continue to decrease as a percentage of revenue as the Company continues the transition from a development to a marketing focus strategy. As reported in fiscal 2002, the Company noted technical deficiencies in its 401(k) employee benefit plan subsequent to the 1998 Amendment (See footnote 9 to the financial statements). The Company has voluntarily corrected the deficiencies and believes, but cannot assure, that it will not incur any significant penalties or other costs related to the deficiencies.

During fiscal 2003, the Company received $614,000 related to the class action settlement of In re First DataBank Direct Antitrust Litigation (the "Class Action"). This amount excludes professional, legal fees, and other Company borne expenses associated with this action all of which have been fully expensed. The Class Action had been brought on behalf of persons who purchased electronic drug information databases containing clinical, pricing, or other information on prescription or non-prescription pharmaceutical drugs or services, products or software related thereto (collectively, the "Drug Information Databases") directly from First DataBank, Inc. ("FDB") in the United States. The Class Action alleged violations of the antitrust laws with respect to the pricing of the Drug Information Databases. As a purchaser of Drug Information Databases from FDB, the Company was entitled to participate in the court-approved settlement. This settlement represents partial reimbursement of prior period operating costs. The Company had no such settlement in fiscal 2002.

Net income for fiscal year 2003 was $4,389,000 compared to a net income for fiscal year 2002 of $2,631,000.

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

System sales, which include proprietary software, third party software and hardware sales, were $11,541,000 in fiscal 2002, an increase of $2,867,000 or 33.1% from $8,674,000 in fiscal 2001. System sales in the Pharmacy Division increased $2,351,000 or 41.3% from $5,692,000 to $8,043,000 due to the Company's successful closure of more contracts with larger IDNs at higher average selling prices. The JAC Division recorded an increase of $256,000 or 44.4% to $833,000 for fiscal 2002 due to sales of upgraded third-party database software to the installed base of clients. System sales for the Blood Bank Division were $2,338,000, an increase of $813,000, or 53.3%, from $1,525,000 in fiscal 2001. The Blood Bank Division increase in system sales was primarily due to new sales of the LifeTrak software systems acquired in fiscal 2000 from Carter. The Company's Operating Room Division experienced a decrease in system sales of 62.8% or $553,000, from $880,000 to $327,000 while extensive product enrichment programs were completed. The Company believes that its ability to increase its systems sales depends on the successful development of new products within each of its Divisions that meet the needs of its installed base as well as potential new clients. Management believes, but cannot assure, that its continued investment in enhancing existing products, developing new and innovative clinical solutions, and pursuing strategic acquisitions could result in continued growth for the Company.

Service revenues, which include recurring software support, implementation and training services increased 6.1% or $1,059,000 to $18,544,000 in fiscal 2002 from $17,485,000 in fiscal 2001. All Divisions contributed to the Company's increased service revenue levels. The Company experienced increases in its support revenues due to annual price increases to the installed base of customers along with new clients added to the base as a result of increased system sales. Additionally, the Company experienced increases in implementation and training service in all Divisions related to increased system sales for all Divisions except the Operating Room Division. Service revenues in the Pharmacy Division increased $641,000 or 9.3% to $7,574,000 in fiscal 2002 from $6,933,000 in fiscal 2001. In fiscal 2002, the Operating Room Division recorded service revenues of $1,201,000, an increase of $40,000 or 3.4% as compared to fiscal 2001, while the Blood Bank Division's service revenues increased $252,000 or 3.1% to $8,375,000 from $8,123,000. The JAC Division contributed $1,394,000 in total service revenues, an increase of $125,000 or 9.9% over fiscal year 2001. Management believes, but cannot assure, that continued success in increasing the Company's installed base as discussed above will provide corresponding growth in service revenues.

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

Amortization of capitalized software increased $233,000 or 14.5%, to $1,844,000 in fiscal 2002 compared to $1,611,000 in fiscal 2001. This increase is primarily due to increased amortization of capitalized software costs related to enhancements, which reached commercialization in the fiscal 2002 compared to fiscal 2001.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development activities. Software development costs decreased $229,000 from $3,498,000 in fiscal 2001 to $3,269,000 in fiscal 2002. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $8,191,000 in 2002, compared to $7,646,000 in 2001. Management believes, but cannot assure, that its investment in the Clinical Intelligence and Tracker modules will be realized in higher Operating Room Division system sales in fiscal 2003. Management expects to continue investing in development activities in all of its domestic divisions.

SG&A expenses include marketing and sales salaries, commissions, travel, and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses decreased $1,383,000 or 10.3% from $13,455,000 in fiscal 2001 to $12,072,000 in fiscal 2002 primarily due to a full year's effect of organizational changes implemented by the Company in January 2001. As a percentage of sales, SG&A costs decreased from 51.4% in 2001 to 40.1% in fiscal 2002. Management believes, but cannot assure, that SG&A expenses, other than commissions, will continue to decrease as a percentage of revenue as the Company continues the transition from a development to a marketing focus strategy. Additionally, during fiscal 2002, the Company noted technical deficiencies in its 401(k) employee benefit plan subsequent to the 1998 Amendment (See footnote 9 to the financial statements). The Company has voluntarily corrected the deficiencies and believes, but cannot assure, that it will not incur any significant penalties or other costs related to the deficiencies.

Net income for fiscal year 2002 was $2,631,000 compared to a net loss for fiscal year 2001 of $749,000. This improvement in net income is a result of both increased revenues in higher margin proprietary system sales and lower costs incurred by the Company in fiscal 2002 after the organizational restructuring discussed above.

Liquidity and Capital Resources at June 30, 2003 and 2002

As of June 30, 2003, the Company had cash and cash equivalents of $7,525,000 and working capital of $4,241,000, compared to cash and cash equivalents of $3,228,000 and a working capital deficit of $718,000 at June 30, 2002. The current ratio at June 30, 2003 was 1.37:1 compared to 0.94:1 at June 30, 2002. Cash provided by operating activities was $9,698,000 and $6,142,000 for the fiscal years ended June 30, 2003 and 2002, respectively. The increased cash provided by operating activities in fiscal 2003 was primarily due to increased profitability.

As of June 30, 2003, accounts receivable increased $311,000 to $7,180,000 from $6,869,000 at fiscal year end 2002, and advances from customers increased $231,000 to $6,907,000 from $6,676,000 at fiscal year end 2002. The increase in advances from customers is due to the expanded customer base related to the industry acceptance of the Pharmacy Division's WORx product and an emphasis on selling support services with annual renewals. Days sales outstanding was 79 and 83 at fiscal year end June 30, 2003 and 2002, respectively. The principal uses of cash for investing activities during the fiscal years ended June 30, 2003 and 2002 included purchases of fixed assets and investments in product development. During fiscal 2003, the Company spent $687,000 on fixed assets including equipment and software as part of routine improvements and replacements to its internal systems. During fiscal 2002, the Company spent $121,000 on equipment. Additionally, in fiscal 2002, the Company made payments of $325,000 related to the purchase of the Ortho Testing Module. The Company capitalized new product development of $5,215,000 and $4,922,000 for fiscal years 2003 and 2002, respectively. The investments in product development were related to significant development in the Company's next generation products for the Blood Bank, Pharmacy and Operating Room Divisions. The Company plans to continue to seek market expansion opportunities through internal development and/or the acquisition of products/companies that complement or augment the existing line of products.

The Company received $450,000 and $112,000 in fiscal 2003 and 2002 upon the exercise of stock options. The Company did not make any debt repayments in fiscal 2003.

The Company's liquidity is influenced by its ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of healthcare information system providers. The factors that may affect liquidity are the Company's ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company's existing line of products, management believes that current available funds, cash generated from operations and the $2,000,000 line of credit from Fratelli Auriana will provide sufficient liquidity to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs. As of August 31, 2003, the Company has not borrowed against the line of credit. Currently, there are no plans for additional outside financing.

The Company owes $1,387,000 to the Chairman of the Board of Directors/Significant Shareholder of the Company which amount accrues interest at 1/4% over prime per annum. The prime interest rate at June 30, 2003 was 4.75%. On October 11, 2000, the original note plus accrued interest was changed from a demand note to a long-term note collateralized by the trade accounts receivable of Digimedics and due September 30, 2002, and subsequently amended to September 30, 2003.

In October 2000, Fratelli Auriana, an entity controlled by the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows. The Chairman has agreed to provide funds to Fratelli Auriana should any be necessary to ensure that Fratelli Auriana meets this obligation to the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. Any principal and interest outstanding must be paid by September 30, 2004. Any money borrowed may be prepaid without penalty on three days' notice. Any principal and interest outstanding will become immediately due and payable upon a "change of control" of the Company, as defined in agreements between Fratelli Auriana and the Company. The loan is collateralized by all of the assets of the Company. The Company paid no origination or facility fees.

On July 15, 2002, Mediware and Fratelli Auriana entered into a Second Amendment to the Loan Agreement between the two parties. The note between Mediware and Fratelli Auriana has been amended to extend the maturity date to September 30, 2004.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee and non-employee directors compensation plans in an entity's accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The amendments to the disclosure and transition provisions of Statement No. 123 are effective for fiscal years ending after December 15, 2002, and interim periods beginning after December 31, 2002. The Company adopted the disclosure provisions in its March 31, 2003 interim financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." Among other things, the Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative. SFAS No. 149 is effective July 1, 2003. The Company does not expect this pronouncement to have a material impact on its results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect this pronouncement to have a material impact on its results of operations or financial condition.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company does not believe that the adoption of EITF 00-21 will have a material impact on its financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Fluctuations in Quarterly Operating Results

Mediware's revenues and results of operations can fluctuate substantially from quarter to quarter. System sales revenues in any quarter depend substantially upon Mediware's sales performance and the customer's budgeting and buying practices. System sales in any quarter may fluctuate due to contract activity, demand for the Company's products and services, lengthy and complex sales cycles, and the customer's internal budgets for new technology systems and technical resources to deploy them. Additionally, the terms of a final contract may materially affect the Company's ability to recognize anticipated quarterly revenues. Factors include, but are not limited to, the following:

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

Dependence on Third Party Marketing Relationships

Mediware's continued growth depends on its ability to build and maintain strong marketing partnerships. The Company believes its marketing and sales efforts are enhanced by these relationships. Mediware has marketing partnerships with certain laboratory or hospital information system software vendors who also are competitors of Mediware. For example, Mediware partners with McKesson HBOC in the area of blood bank products, however, McKesson HBOC offers competing pharmacy and operating room products, either directly or through other partners. Laboratory and hospital information system software vendors are responding to the growing demand within the market to offer more fully integrated solutions to hospitals. Given this dynamic, these vendors may choose to either develop stronger partnering relationships with clinical software providers like Mediware or decide to develop their own solutions. In the event that these marketing relationships are discontinued, the Company could experience a material adverse effect on its business, results of operations or financial condition.

Changes in the Healthcare Industry

The healthcare industry is heavily regulated by various governmental and regulatory bodies. The decisions made and initiatives promulgated by these bodies may significantly influence operations of hospitals and healthcare organizations. Their influence affects purchasing and investment decisions by hospitals, which could impact negotiations with the Company.

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

Significant Competition

The market for healthcare information systems is extremely competitive. Some of the Company's competitors are SMS, McKesson HBOC, Cerner Corporation, GE Medical Systems, and Sunquest (acquired by Misys PLC), each of which offer products that compete with certain offerings of the Company. Many of the Company's competitors have greater financial, technical, product development, sales and marketing resources. A number of factors determine success or failure in this market, including the functionality of the software, the quality of client references, the underlying technical architecture, the financial stability of the software provider, the ongoing support of the system, and the quality and quantity of the sales organization. The Company's ability to maintain a positive stance in all of the above areas will affect its ability to compete successfully.

Managing Growth

Mediware's ability to manage future growth is partly dependent on the ability to recruit, train and retain employees that possess industry-specific expertise. The Company has experienced significant growth in service-related revenues, customer base and product development activity. The Company plans to continue to invest heavily in new product development in all divisions. Mediware's success will partially depend upon its ability to recruit, manage and maintain appropriate staffing levels of technical and industry expertise to meet customer needs and service new sales. The market for such personnel is highly competitive, making it difficult to adjust staffing timely in reaction to fluctuations in sales activity.

Government Regulation

The hospitals that comprise the primary market for the Company's products must comply with various federal, state and local statutes and regulations. The adequacy of blood bank information management and record keeping products are subject to regulation, inspection and review by the FDA.

The Company's blood bank products are regulated as medical devices by the FDA. Blood bank software vendors are also subject to the FDA's quality systems regulations ("QSR"). Mediware's QSR currently conforms to the FDA's regulation. Although Mediware has updated its internal quality system to comply with new guidelines adopted under these regulations, it cannot predict whether it will be fully in compliance with these guidelines or any future guidelines, regulations or inspection procedures. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on the operations of clinical information system vendors of blood bank information systems, including Mediware.

The FDA Modernization Act of 1997 was enacted on November 21, 1997 and became effective on February 20, 1998. Under this legislation, the FDA is directed to consider the extent to which reliance on post-market controls could expedite the pre-market notification review process and the classification of devices. The legislation also requires the FDA to ensure that Good Manufacturing Practices conform, to the extent practicable, to internationally recognized standards for medical devices. Neither of these provisions appears on its face to contemplate regulation which would have a material adverse effect on the Company's blood bank information system operations; however, the legislation expanded the jurisdiction of the FDA and the Company is unable to predict the effect of any resulting applicable future regulation. If any of the Company's other products become subject to Congressional or governmental agency efforts to establish or expand governmental agency jurisdiction, compliance would likely be costly and time-consuming.

On June 25, 2002, a Customer Notification was distributed to Hemocare customers identifying a particular condition having the potential for an antigen typing error involving the Unit Antigen Test Entry of the Hemocare Blood Bank Data Management System. This notification provided a procedural work-around until the software, Hemocare version 6.1, was released in October 2002. Although clients reported no adverse events, this Customer Notification was reported to the FDA pursuant to the medical device reporting regulations as required. In a mutually agreed upon initiative with the FDA, Mediware issued corrective actions to assist its customers with their upgrade to Hemocare version 6.1.

During fiscal 2003, the Hemocare registered facility was inspected by the FDA. The inspection noted that several customers used an outdated Hemocare version and two deficiencies additionally noted non-compliance of customers with Title 21 Code of Federal Regulations . This code refers to electronic records maintained by the manufacturers. , Mediware issued corrective action that results in updating all of the customers in the field to the FDA compliant version 6.1 of Hemocare. This action is ongoing.

Additional product clearance was received from the FDA on February 14, 2003 to market the HCLL transfusion management system. The clearance opens the way for the Company to begin marketing HCLL to the marketplace.

The Company has dedicated substantial time and resources to comply with applicable guidelines and regulations. The FDA enforces compliance by such actions as recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and the inability to timely remedy any non-compliance, resulting in any of the above actions, would have a material adverse effect on the Company's business, financial condition and results of operations.

New Regulations Relating to Patient Confidentiality

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates significant changes in the legal and regulatory environment governing the provision of health benefits, the delivery of and payment for healthcare services, and the security and confidentiality of individually identifiable, protected health information in written, electronic or oral formats. The Department of Health and Human Services adopted final rules implementing HIPAA. The final rules include standards for the security of electronic health information and the privacy of a patient's medical records and became effective on February 20, 2003, and April 14, 2003, respectively. Most healthcare providers, healthcare clearinghouses and health plans ("Covered Entities") are required to comply. Covered Entities are required to comply with the standards for security by April 21, 2005 and have been required to comply with the standards for privacy since April 14, 2003. Although the Company is not a Covered Entity, most of the Company's customers are Covered Entities. As Covered Entities, the Company's customers are required to flow down certain of their obligations under HIPAA to their service providers. Accordingly, the Company has been required to adopt different and or additional procedures. In addition, the Company has had increased legal expenses associated with negotiating agreements with existing and new customers to implement the new HIPAA obligations. In light of the new obligations under HIPAA, Covered Entities may be required or may choose to reevaluate their technology solutions. The Company may be required to invest in its products and procedures to maintain compliance. In addition, many states have passed or are evaluating local versions of HIPAA. The Company believes, but cannot assure, that HIPAA will not materially affect the business of the Company.

Product Related Liabilities

All of the Company's products provide data for use by healthcare providers in patient care settings. Mediware's license agreements contain provisions to limit exposure to product related claims. These provisions, however, may not be enforceable in some jurisdictions. The Company maintains product liability insurance at an amount it believes adequate for its intended purpose, however, there can be no assurances that the insurance will cover a claim brought against the Company. Although no claims have been brought against the Company to date for injuries related to the use of its products, there is a risk that such claims could be pursued. A successful claim brought against the Company, not covered by insurance or greater than the insured limits, could have a material adverse effect upon the Company's business, results of operations or financial condition.

System Errors and Warranties

Despite testing by Mediware, software products as complex as those offered by the Company and used in a wide range of clinical and health information systems settings are likely to contain a number of errors or "bugs", especially early in their product life cycle. The Company's products are clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to the wide range of environments the systems are installed in. Due to these factors, there is no assurance that the discovery of defects or errors will not cause delays in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems. Any of these factors may delay acceptance of products, which could have a material adverse effect upon the Company's business, results of operations or financial condition.

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

Item 8. Financial Statements and Supplemental Data.

The Financial Statements and Notes required by this Item are included in this Report starting on page 32.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Omitted pursuant to extended compliance period.

PART III

Certain information required by Part III is omitted from this Report because the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

The information concerning the Company's executive officers required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Officers." The information concerning the Company's directors required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors." Information concerning the Company's officers', directors' and 10% shareholders' required compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") is incorporated by reference to the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Relationships and Related Transactions".

Item 14. Controls and Procedures.

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated the effectiveness of the Company's diclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Exchange Act) as of a date within ninety days prior to the filing date of this annual report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO have concluded that the Company's current disclosure controls and procdures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements:

       Independent Auditors' Report

       Consolidated Balance Sheets at June 30, 2003 and 2002

       Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended
       June 30, 2003, 2002, and 2001

       Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001

       Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001

    2. Exhibits:

EXHIBIT 11	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share
EXHIBIT 23.2	Consent of Eisner LLP
EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification
EXHIBIT 31.2	Rule 13a-14(a)/15d-14(a) Certification
EXHIBIT 32.1	Section 1350 Certification
EXHIBIT 32.2	Section 1350 Certification

(b) Reports on Form 8-K

The following report on Form 8-K was filed during the last quarter of the period covered by this Report.

On May 6, 2003, a Form 8-K was filed by the Company under Item 9. "Regulation FD Disclosure."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date:  August 27, 2003                  BY: /s/ GEORGE J. BARRY
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

        Signature                         Title                       Date
        ---------                         -----                       ----

  /s/ GEORGE J. BARRY           President, Chief                   August 27, 2003
------------------------        Executive Officer & Director
   GEORGE J. BARRY             (Principal Executive Officer)

  /s/ JILL H. SUPPES            Chief Financial Officer            August 27, 2003
------------------------       (Principal Accounting Officer)
   JILL H. SUPPES

 /s/ LAWRENCE AURIANA           Chairman of the Board              August 27, 2003
------------------------
LAWRENCE AURIANA

 /s/ JONATHAN CHURCHILL         Director                           August 27, 2003
------------------------
JONATHAN CHURCHILL

 /s/ ROGER CLARK                Director                           August 27, 2003
------------------------
ROGER CLARK

 /s/ JOSEPH DELARIO             Director                           August 27, 2003
------------------------
JOSEPH DELARIO

 /s/ PHILIP COELHO              Director                           August 27, 2003
------------------------
PHILIP COELHO

[Signatures continued on next page]

 /s/ DR. JOHN GORMAN            Director                           August 27, 2003
------------------------
DR. JOHN GORMAN

 /s/ WALTER KOWSH, JR.          Director                           August 27, 2003
-------------------------
WALTER KOWSH, JR.

/s/ROBERT SANVILLE              Director                           August 27, 2003
-------------------------
ROBERT SANVILLE

 /s/ HANS UTSCH                 Director                           August 27, 2003
-------------------------
HANS UTSCH

 /s/ DR. CLINTON WEIMAN         Director                           August 27, 2003
-------------------------
DR. CLINTON WEIMAN

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements enumerated above, we audited Schedule II for each of the years in the three-year period ended June 30, 2003. In our opinion, Schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Eisner LLP
New York, New York
August 1, 2003

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

                                                                            June 30,    June 30,
                                                                              2003        2002
                                                                           --------    --------
ASSETS
Current Assets
  Cash and cash equivalents                                               $  7,525     $  3,228
  Accounts receivable (net of allowance of $557 and $694)                    7,180        6,869
  Inventories                                                                  246          222
  Deferred tax asset - current portion                                         319          424
  Prepaid expenses and other current assets                                    546          511
                                                                          --------      -------
     Total current assets                                                   15,816       11,254

Fixed assets, net                                                            1,212        1,259
Capitalized software costs, net                                             16,401       13,385
Goodwill, net                                                                4,667        4,900
Purchased technology, net                                                      591        1,096
Deferred tax asset - non-current portion                                         -          162
Other long-term assets                                                         119          132
                                                                            -------     -------
       Total Assets                                                        $38,806     $ 32,188
                                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            1,995       2,157
  Advances from customers                                                     6,907       6,676
  Accrued expenses and other current liabilities                              2,673       3,139
                                                                           --------    --------
     Total current liabilities                                               11,575      11,972

Notes payable and accrued interest payable to a related party                 1,387       1,352
Deferred tax liabilities                                                      1,909         -
                                                                           --------    --------
     Total liabilities                                                       14,871      13,324
                                                                           --------    --------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 10,000,000
    shares; none issued
  Common stock, $.10 par value; authorized 12,000,000
    shares; 7,358,000 and 7,259,000 shares issued and
    outstanding in 2003 and 2002, respectively                                  736         726
  Additional paid-in capital                                                 23,999      23,378
  Accumulated deficit                                                          (784)     (5,173)
  Accumulated other comprehensive loss                                          (16)        (67)
                                                                           --------    --------
     Total stockholders' equity                                              23,935      18,864
                                                                           --------    --------
     Total Liabilities and Stockholders' Equity                            $ 38,806    $ 32,188
                                                                           ========    ========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended June 30,
(Amounts in thousands, except earnings per share)

                                              2003            2002           2001
                                            --------        --------       --------
Revenue
  System sales                               $12,564         $11,541       $  8,674
  Services                                    20,419          18,544         17,485
                                            --------        --------       --------
     Total revenue                            32,983          30,085         26,159
                                            --------        --------       --------
Cost and Expenses
  Cost of systems (exclusive of amortization)  2,487           2,885          2,501
  Cost of services (exclusive of amortization) 6,263           5,588          6,176
  Amortization of capitalized software         2,199           1,844          1,611
  Software development costs                   2,757           3,269          3,498
  Selling, general and administrative         12,939          12,072         13,455
  Proceeds from settlement                      (614)
                                            --------        --------       --------
     Total costs and expenses                 26,031          25,658         27,241
                                            --------        --------       --------
     Operating income (loss)                   6,952           4,427         (1,082)

Interest and other income                        131              85            100
Interest and other (expense)                     (75)            (82)           (75)
                                            --------         --------       --------
Income (loss) before income taxes              7,008           4,430         (1,057)
Income tax (provision) benefit                (2,619)         (1,799)           308
                                            --------        --------       --------

     Net income (loss)                         4,389           2,631           (749)

Other comprehensive loss
  Foreign currency translation adjustment         51             (11)           (32)
                                            --------        --------       --------

     Comprehensive income (loss)           $   4,440         $ 2,620       $   (781)
                                            ========        ========       ========

Net income (loss) per Common Share
  Basic                                    $   0.60        $   0.36       $  (0.10)
  Diluted                                  $   0.56        $   0.35       $  (0.10)

Weighted Average Common Shares Outstanding
  Basic                                       7,300           7,228          7,162
  Diluted                                     7,844           7,611          7,162

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2003, 2002 and 2001
(Amounts in thousands)

                                                     Common Stock       Additional              Accumulated Other
                                                --------------------     Paid-In   Accumulated   Comprehensive
                                                 Shares      Amount      Capital    (Deficit)        (Loss)       Total
                                                --------    --------    ---------- -----------   -------------  -------

     Balance at July 1, 2000                       7,089    $    709    $ 22,764     $ (7,055)     $    (24)   $ 16,394
                                                --------    --------    --------     --------      --------    --------

Shares issued to compensate directors                 24           2         108                                    110
Exercise of stock options                             94          10         138                                    148
Disgorged profits                                                             11                                     11
Tax benefit from exercise of stock options                                   120                                    120
Compensation charge recorded on extension of
  stock options                                                               45                                     45
Foreign currency translation adjustment                                                                 (32)        (32)
Net loss                                                                                 (749)                     (749)
                                                --------    --------    --------     --------      --------    --------
     Balance at June 30, 2001                      7,207    $    721    $ 23,186     $ (7,804)    $     (56)   $ 16,047
                                                --------     -------    --------     --------      --------    --------

Exercise of stock options                             52           5         107                                    112
Disgorged profits                                                             10                                     10
Tax benefit from exercise of stock options                                    75                                     75
Foreign currency translation adjustment                                                                 (11)        (11)
Net income                                                                              2,631                     2,631
                                                --------    --------    --------     --------      --------    --------
     Balance at June 30, 2002                      7,259    $    726    $ 23,378     $ (5,173)    $     (67)   $ 18,864
                                                --------    --------    --------     --------      --------    --------

Exercise of stock options                             99          10         440                                    450
Tax benefit from exercise of stock options                                   181                                    181
Foreign currency translation adjustment                                                                  51          51
Net income                                                                              4,389                     4,389
                                                --------    --------    --------     --------      --------    --------
     Balance at June 30, 2003                      7,358    $    736    $ 23,999      $  (784)     $    (16)   $ 23,935
                                                ========    ========    ========     ========      ========    ========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended June 30,

(Amounts in thousands)

                                                            2003        2002        2001
                                                          -------     -------     -------
Cash Flows From Operating Activities
  Net income (loss)                                       $ 4,389     $ 2,631    $    (749)
  Adjustments to reconcile net income (loss), to
   net cash provided by operating activities:
     Depreciation and amortization                          3,420       3,047        3,225
     Deferred tax provision (benefit)                       2,408       1,712         (496)
     Loss on disposal of fixed assets                          19          -             2
     Shares issued to directors                                -           -           110
     Compensatory stock options                                -           -            45
     Tax benefit from exercise of stock options                181         75          120
     Provision for doubtful accounts                           197        316          624
  Changes in operating assets and liabilities:
     Accounts receivable                                     (508)     (1,299)        (630)
     Inventories                                              (24)         21          (30)
     Prepaid and other current assets                         (22)       (274)          64
     Accounts payable, accrued expenses and
        advances from customers                              (362)        (87)         821
                                                           -------      -------     ------
  Net cash provided by operating activities                 9,698       6,142        3,106
                                                           -------      -------     ------

Cash Flows From Investing Activities
  Acquisition of fixed assets                                (687)       (121)        (382)
  Capitalized software costs                               (5,215)     (4,922)      (4,148)
  Acquisition of purchased technology                          -         (325)          -
  Proceeds from sale of fixed assets                           -           -             6
                                                          -------      -------     -------
  Net cash used in investing activities                    (5,902)     (5,368)      (4,524)
                                                          -------      -------     -------

Cash Flows From Financing Activities
  Proceeds from exercise of stock options                     450         112          148
  Other                                                        -           10           11
                                                          -------     -------      -------
  Net cash provided by financing activities                   450         122          159
                                                          -------     -------      -------
  Foreign currency translation adjustments                     51         (11)         (32)
                                                          -------     -------      -------

  Net increase (decrease) in cash and cash equivalents      4,297         885       (1,291)
  Cash at beginning of year                                 3,228       2,343        3,634
                                                          -------     -------      -------
  Cash at end of year                                     $ 7,525     $ 3,228      $ 2,343
                                                          =======     =======      =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $    -      $    -        $    2
    Income taxes                                          $    74     $    -        $    7

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

Revenue Recognition

The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, training, consultation and ongoing support of the software. License fee revenues are generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable.  Revenue from the sale of hardware is recognized upon shipment. Fees for installation, training and consultation are recognized as the services are provided. If the Company enters into arrangements with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

Cash and Cash Equivalents

Cash equivalents include time deposits with maturities of three months or less when purchased.

Inventory

Inventory consists primarily of computer hardware and third-party software licenses held for resale and is valued at the lower of cost or market. Cost is determined based on the specific identification method.  Inventory consists of the following at June 30:

2003

2002

Licenses

$ 128,000

$ 130,000

Hardware

118,000

92,000

 $ 246,000
========

 $ 222,000
========

Fixed Assets

Furniture, equipment and leasehold improvements are valued at cost. Depreciation for furniture and equipment is provided on the straight-line method over their estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is shorter.

Capitalized Software Costs

Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed," once technological feasibility has been established, the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of five to seven years of the software. Amortization expense for the years ended June 30, 2003, 2002 and 2001 was $2,199,000, $1,844,000 and $1,611,000, respectively.

 (In thousands)
                                              2003        2002        2001
                                            -------     -------     -------
     Capitalized software costs
     Beginning of year                     $ 21,857   $  16,935     $12,787
     Additions                                5,215       4,922       4,148
                                            -------     -------     -------
                                             27,072      21,857      16,935
     Less accumulated amortization           10,671       8,472       6,628
                                            -------     -------     -------
                                           $ 16,401    $ 13,385     $10,307
                                            =======     =======     =======

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics in 1990, Pharmakon (which was merged into Digimedics) and JAC in June 1996 and Informedics in September 1998. Costs allocated to goodwill in the Informedics acquisition totaled $944,000 and was being amortized over twelve years using the straight-line method. All other goodwill was being amortized using the straight-line method over twenty years. Amortization expense was $0 in 2003, $0 in 2002 and $536,000 in 2001. Accumulated amortization for goodwill was $2,336,000 at June 30, 2003 and 2002.  Goodwill is reduced by the subsequent recognition of tax benefit.

Prior to July 1, 2001, the Company periodically assessed whether goodwill and other intangible assets were impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Other Long-Lived Assets to be Disposed Of." Commencing July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and evaluates for impairment utilizing undiscounted projected cashflows.  See new accounting pronouncements below.  As of June 30, 2003, management believes that no such impairment has occurred.

Software Products Acquired and Purchased Technology

As a part of the acquisition of Informedics in September 1998, the Company obtained certain software products as well as technologies under development. A portion of the acquisition price of Informedics was allocated to software products based on the net present value of the projected income stream over the expected economic life of the specific products which the Company expects to continue to market. This amount, totaling $498,000, is being amortized over 5 years using the straight-line method. Purchased technology costs of $1,541,000 related to the acquisition of rights to LifeTrak, a comprehensive donor blood center software package, from Carter BloodCare in November 1999 are being amortized over 5 years.  In July 2001, the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. to purchase for $325,000 the rights to market an integrated testing module that was developed as part of the LifeTrak product.  The Company is amortizing that purchase over the remaining life of LifeTrak.  Amortization costs for purchased technology charged to operations were

$505,000, $505,000 and $408,000 during fiscal years 2003, 2002 and 2001, respectively.

Foreign Currency Translations

The functional currency for the Company's JAC subsidiary is the British pound. The translation to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated using the average exchange rate during the period. The net gain (loss) resulting from these foreign currency translations are reported as comprehensive income (loss).  Amounts credited to comprehensive gain were $51,000 in 2003 and amounts charged to comprehensive loss were $11,000 in 2002 and $32,000 in 2001.

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

Earnings Per Common Share

Basic earnings per share is computed by dividing the income or loss available to common shareholders by the average number of common shares outstanding.  Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.  No effect has been given to potential exercise of common stock options in 2001, as their effect in that year would be anti-dilutive.  The weighted average shares outstanding used in the calculations of earnings per share were as follows (in thousands):

                                                   2003     2002     2001
                                                  -----    -----    -----
Shares outstanding, beginning                     7,259    7,207    7,088
Weighted average shares issued                       41       21       74
                                                  -----    -----    -----
Weighted average shares outstanding -
  Basic                                           7,300    7,228    7,162
Effect of dilutive securities
  (stock options)                                   544      383       --
                                                  -----    -----    -----
Weighted average shares outstanding - diluted     7,844    7,611    7,162
                                                  =====    =====    =====

Potential common shares not included in the calculation of net income (loss) per share, as their effect would be anti-dilutive, are as follows (in thousands):

                                                   2003     2002     2001
                                                  -----    -----    -----
Stock Options                                        98      490      971
Warrants                                              0        0        0

Fair Value of Financial Instruments

The Company estimates its fair value disclosures for financial instruments, using the following methods and assumptions.  Cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. Fixed-rate long-term obligations are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2003 and 2002, the fair value of the Company's long-term obligations approximated its carrying value.

Stock Based Compensation

The Company accounts for stock-based employee and outside directors' compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

June 30,

           2003

           2002

           2001

Reported net income

$ 4,389,000

$ 2,631,000

$ (749,000)

Stock-based employee compensation expense included in reported net income, net of related tax effects

-

-

-

Stock-based employee compensation determined under the fair value based method, net of related tax effects

(764,000)

(490,000)

(323,000)

Pro forma net income

$ 3,625,000

$ 2,141,000

$ (1,072,000)

Income per share:

Basic---as reported

$0.60

$0.36

$(0.10)

Basic---pro forma

$0.50

$0.30

$(0.15)

Diluted---as reported

$0.56

$0.35

$(0.10)

Diluted---pro forma

$0.46

$0.28

$(0.15)

The weighted average fair value at date of grant for options granted during the years ended June 30, 2003, 2002 and 2001 was $8.39, $3.06 and $1.55 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

 2003
--------------

 2002
-------------

 2001
--------------

Risk-free interest rates

1.71% - 4.84%

4.65% - 5.24%

4.89% - 6.05%

Expected option life in years

4 - 8

5 - 10

4 - 8

Expected stock price volatility

32% - 62%

53% - 70%

50% - 60%

Expected dividend yield

-0-

-0-

-0-

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment as provided under Issue No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe adoption of the provisions of this statement will have a material impact on its financial statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities."  Among other things, the Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative.  SFAS No. 149 is effective July 1, 2003.  The Company does not expect this pronouncement to have a material impact on its results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity."  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  The Company does not expect this pronouncement to have a material impact on its results of operations or financial condition.

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

In June 2001, the FASB issued accounting standards, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS 141 is effective for business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interests method of accounting.  SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted under certain circumstances.  Pursuant to SFAS 142, goodwill recorded upon an acquisition will no longer be amortized.  However, the carrying value of goodwill must be tested annually for impairment, and if determined to be impaired an impairment charge must be recorded.  SFAS 141 also requires companies to consider whether the initial recording of goodwill should be allocated to other intangible assets that have a finite life.  The Company adopted SFAS 141 and SFAS 142 effective July 1, 2001 and determined that there was no impairment of its goodwill.

The following tabulation reflects net income (loss) for the periods presented, adjusted to exclude amortization expense recognized in those periods related to goodwill, together with related per share amounts.

                                                       Year Ended June 30

                                                 2003         2002         2001
                                               -------      -------      -------

Reported net income (loss)                     $ 4,389      $ 2,631      $  (749)

Goodwill amortization, net of tax effect       $     0      $     0      $   430
                                               -------      -------      -------

Adjusted net income (loss)                     $ 4,389      $ 2,631       $ (319)
                                               =======      =======      =======

Basic income (loss) per share:

Reported net income (loss)                     $  0.60      $  0.36      $ (0.10)

Goodwill amortization                          $     0      $     0      $  0.06
                                               -------      -------      -------

Adjusted net income (loss)                     $  0.60      $  0.36      $ (0.04)
                                               =======      =======      =======

Diluted income (loss) per share:

Reported net income (loss)                     $  0.56      $  0.35      $ (0.10)

Goodwill amortization                          $     0      $     0      $  0.06
                                               -------      -------      -------

Adjusted net income (loss)                     $  0.56      $  0.35      $ (0.04)
                                               =======      =======      =======

In August 2001, the FASB issued SFAS No. 143 "Accounting for Obligations Associated with the Retirement of Long-Lived Assets."  The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets.  SFAS 143 was adopted by the Company effective July 1, 2003.    This accounting pronouncement did not have a significant impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets.  The objectives of SFAS 144 are to address issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.  SFAS 144 was adopted by the Company effective July 1, 2003.  This accounting pronouncement did not have a significant impact on the Company's financial position or results of operations.

2. ACQUISITION OF SOFTWARE LICENSE

In November 1999, the Company acquired the rights to LifeTrak, a comprehensive donor blood center software package, from Carter BloodCare for $1,541,000 including $41,000 of expenses related to the purchase.  The Company also entered into a license agreement granting Carter BloodCare the right to continue use of the software in their blood center and laboratory facilities, and providing for royalty payments to Carter BloodCare by the Company in an amount equivalent to 5% of LifeTrak software sales for a five-year term. The software was capitalized as purchased technology and is being amortized over its expected useful life of five years.

In July 2001, the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. to purchase for $325,000 the rights to market an integrated testing module that was developed as part of the LifeTrak product.  The Company is amortizing that purchase over the remaining life of LifeTrak.

3. FIXED ASSETS

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows: (In thousands)

                                                                Estimated
                                      2003          2002       Useful Life
                                     ------        ------      -----------

Computers and office equipment      $5,200        $4,647        3-5 Years
Furniture and fixtures                 848           835         5 Years
Leasehold improvements                 163           148        5-7 Years
                                    ------        ------
                                     6,211         5,630
Less accumulated depreciation        4,999         4,371
                                    ------        ------
                                    $1,212        $1,259
                                    ======        ======

Depreciation expense was $715,000, $706,000 and $732,000 in 2003, 2002 and 2001, respectively.

4. ADVANCES FROM CUSTOMERS

Advances from customers represent contractual payments received by the Company.  It is principally comprised of support and maintenance revenues that are paid by customers in advance monthly, quarterly or annually in accordance with support contracts.  The revenue is recognized ratably over the terms of the support contracts.

5. ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and other current liabilities consist of the following:

 (In thousands)
                                                        2003          2002
                                                       ------        ------
     Payroll and related benefits                      $1,366        $1,325
     Accounting, legal and other professional fees        316           294
     Contract labor                                        40           328
     Royalties                                            306           342
     Accrued rent                                         128           100
     Other                                                517           750
                                                       ------        ------
                                                       $2,673        $3,139
                                                       ======        ======

6. NOTES PAYABLE TO RELATED PARTY

The Company owes $1,387,000 to the Chairman of the Board of Directors/Significant Shareholder of the Company, which amount accrues interest at 1/4% over prime per annum.  The prime interest rate at June 30, 2003 was 4.75%.  On October 11, 2000, the original note plus accrued interest was changed from a demand note to a long term note collateralized by the trade accounts receivable of Digimedics and due September 30, 2002, and subsequently amended to September 30, 2003.  Interest expense on the note was $35,000, $49,000 and $67,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

In October 2000, Fratelli Auriana, an entity controlled by the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows.  The Chairman has agreed to provide funds to Fratelli Auriana should any be necessary to ensure that Fratelli Auriana meets this obligation to the Company.  Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly.  Any principal and interest outstanding must be paid by September 30, 2004.  Any money borrowed may be prepaid without penalty on three days' notice.  Any principal and interest outstanding will become immediately due and payable upon a "change of control" of the Company, as defined in agreements between Fratelli Auriana and the Company.  The loan is collateralized by all of the assets of the Company.  The Company paid no origination or facility fees.

On July 15, 2002, Mediware and Fratelli Auriana entered into a Second Amendment to the Loan Agreement between the two parties.  The note between Mediware and Fratelli Auriana has been amended to extend the maturity date to September 30, 2004.

7. STOCK OPTIONS AND WARRANTS

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of June 30, 2003, options equal to 669,000 shares were available to be issued under this Plan.

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

The Company's Equity Incentive Plan and 1997 Stock Option Plan for Non-Employee Directors terminated effective January 2002.  Options granted under these plans prior to that date remain in effect.  No additional options are available for grant under these two plans.

The following table sets forth summarized information concerning the Company's stock options as of June 30:

                                      2003                  2002                  2001
                            ---------------------   -------------------   -------------------
                                         Weighted              Weighted              Weighted
                                          Average               Average               Average
                                         Exercise              Exercise              Exercise
                              Shares       Price     Shares      Price     Shares      Price
                            ----------   --------   --------   --------   --------   --------
Options outstanding at
beginning of year            1,141,000     $4.36     971,000     $4.28   1,038,000     $5.73

Granted                        270,000      8.32     453,000      4.07     530,000      3.84
Exercised                      (99,000)     4.55     (52,000)     2.14     (94,000)     1.78
Cancelled                     (130,000)     4.53    (231,000)     3.81    (503,000)     6.34
                            ----------     -----    --------     -----    --------     -----
Options outstanding at
end of year                  1,182,000     $5.23   1,141,000     $4.36     971,000     $4.28
                            ==========     =====    ========     =====    ========     =====
Options exercisable at
end of year                    697,000     $4.77     472,000     $5.15     395,000     $5.52
                            ==========     =====    ========     =====    ========     =====

The following table presents information relating to stock options at June 30, 2003:

              Options Outstanding                         Options Exercisable
----------------------------------------------   ----------------------------------------
                                                   Weighted
                                  Weighted          Average                  Weighted
    Range of                       Average         Remaining                  Average
Exercise Prices       Shares    Exercise Price   Life in Years   Shares    Exercise Price
---------------     ---------   --------------   -------------   -------   --------------
$1.00 - $ 2.99       365,000       $2.63            2.91        248,000        $2.61
$3.00 - $ 5.99       301,000        3.61            5.80        192,000         3.41
$6.00 - $11.19       516,000        8.02            4.82        257,000         7.85
                   ---------                                  ---------
                   1,182,000                                    697,000
                   =========                                  =========

8. INCOME TAXES

Income tax expense (benefit) for each of the last three years is as follows:   (In thousands)

                                             2003      2002      2001
                                            -----     -----     -----
Current:
  Foreign                                   $  30     $  12     $  68
                                            -----     -----     -----
                                               30        12        68
                                            -----     -----     -----
Deferred:
  Federal                                   2,157     1,455      (422)
  State                                       251       257       (74)
                                            -----     -----     -----
                                            2,408     1,712      (496)
                                            -----     -----     -----
Other                                         181        75       120
                                            -----     -----     -----
                                           $2,619    $1,799     $(308)
                                            =====     =====     =====

The principal components of the net deferred tax assets are as follows:

                                                   2003         2002
                                                 -------      -------
Deferred tax asset:
  Net operating loss carryforwards              $  4,151      $ 5,525
  Business tax credit carryforwards                  300          300
  Valuation reserves and accruals
    deductible in different periods                   54           52
  Alternative minimum tax                            137           63

Deferred tax liability:
  Software cost capitalization                    (6,232)      (5,354)
  Amortization differences
                                                  ------       ------
Net deferred tax liability                      $ (1,590)     $   586
                                                  ======      =======

The difference between the tax expense (benefit) reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

                                                 2003        2002         2001
                                                ------      ------       ------

    Federal income tax at statutory rate       $ 2,383     $ 1,506      $  (359)
    State income tax                               199         253          (63)
    Other, including foreign tax                    37          40          114
                                                ------     -------      -------
                                               $ 2,619     $ 1,799      $  (308)
                                                ======      ======       ======

As of June 30, 2003, the Company has net operating loss ("NOL") carryforwards of approximately $13,000,000 available to reduce future federal taxable income of which $2,100,000 is subject to limitations in accordance with Section 382 of the Internal Revenue Code of 1986, as amended.  Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur.  Upon utilization, the tax benefit attributable to $2,100,000 of the NOL carryforward of Informedics at the date of acquisition will be recorded as a reduction of the intangible assets obtained in the acquisition of Informedics.  The Company also has available general business tax credit carryforwards of $300,000 to reduce future federal income tax expense.  The NOL and business tax credit carryforwards expire in various amounts from 2007 to 2021.

9. RETIREMENT PLAN

In 1995, and amended in June 1998, the Company implemented a 401(k) Retirement Plan (the "Retirement Plan") which covers all eligible employees.  Participants may contribute up to the maximum allowable per the Internal Revenue Service ("IRS") regulations.   Additionally, eligible employees may contribute an additional $1,000 over the 15% limit of the IRS regulations per the new Economic Growth and Reconciliation Act of 2001.  In addition, the Company may make contributions to the Retirement Plan, subject to certain limitations.  The Company contribution to the Retirement Plan was $174,000, $155,000 and $190,000 for the years ended June 30, 2003, 2002 and 2001, respectively.  As reported in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2002, the Company noted that there were technical deficiencies under the Retirement Plan.  The Company received comments related to the VCO application and has responded with additional information as requested.  The Company voluntarily corrected the deficiencies and believes, but cannot assure, that it will not incur any significant penalties or other costs related to the deficiencies.

10. RELATED PARTY TRANSACTIONS

During 2003, 2002 and 2001, legal fees totaling $29,000, $60,000 and $58,000, respectively, were incurred by the Company for services provided by a firm to which an attorney, who is also a director/stockholder of the Company, is counsel.

In March 2001 and November 2001, a significant shareholder paid the Company $11,000 and $10,000, respectively, pursuant to the "short swing profit rules" of SEC Rule 16a-3.

During 2003, 2002 and 2001, consulting and other expenses totaling $294,000, $8,000 and $66,000, respectively, were paid for services provided by an entity whose principal investor is also a director/stockholder of the Company.

Also, see Note 6 with respect to notes payable to related party.

11. COMMITMENTS AND CONTINGENCIES

 (a) Operating Leases

Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2008. Under these leases, minimum commitments are as follows (in thousands):

2004                                 $  964
2005                                    795
2006                                    505
2007                                    398
2008                                     33
                                     ------
                                     $2,695
                                     ======

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rental expense for the years ended June 30, 2003, 2002 and 2001 aggregated $1,242,000, $1,289,000 and $1,190,000, respectively.

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

12. CONCENTRATION OF CREDIT RISK

Concentration of credit risk with respect to accounts receivable is limited due to the large number of hospitals comprising the Company's customer base. As of June 30, 2003 and 2002, the Company had no significant concentration of credit risk.

13. FOREIGN CURRENCY RISK

The Company has exposure to foreign currency exchange rate fluctuations arising from sales made to customers in the United Kingdom. The Company has approximately $478,000, net subject to such risk at June 30, 2003.

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

Years Ended June 30,

2003

2002

2001

Pharmacy Systems

$ 19,840

$ 17,845

$ 14,472

Blood Bank Systems

11,244

10,712

9,647

Operating Room Systems

1,899

1,528

2,040

Total

 $  32,983
=======

   $   30,085
=======

   $   26,159
=======

Selected financial information by geographic area as of and for the years ended June 30 is as follows (In thousands):

                                                2003         2002         2001
                                              --------     --------     --------
Revenues from Unaffiliated Customers
   United States                              $ 29,998     $ 27,858     $ 24,313
   United Kingdom                                2,985        2,227        1,846
                                              --------     --------     --------
         Total                                $ 32,983     $ 30,085     $ 26,159
                                              ========     ========     ========
Net Income (Loss) Earnings
  United States                               $  4,262     $  2,609     $   (872)
  United Kingdom                                   127           22          123
                                              --------     --------     --------
         Total                                $  4,389     $  2,631     $   (749)
                                              ========     ========     ========

Identifiable Assets
   United States                              $ 36,228     $ 30,039     $ 27,713
   United Kingdom                                2,578        2,149        1,746
                                              --------     --------     --------
         Total                                $ 38,806     $ 32,188     $ 29,459
                                              ========     ========     ========

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2003 and 2002 is as follows (table in thousands, except per share amounts):

Fiscal Quarter Ended

2003

Sep. 30, 2002

Dec. 31, 2002

Mar. 31, 2003

Jun. 30, 2003

Net sales and service

$7,986

$8,005

$8,187

$8,805

Gross profit (1)

5,895

5,891

5,755

6,692

Net income

922

1,299

999

1,169

Net income per share, diluted

$0.12

$0.17

$0.13

$0.15

2002

Sep. 30, 2001

Dec. 31, 2001

Mar. 31, 2002

Jun. 30, 2002

Net sales and service

$7,315

$7,536

$7,461

$7,773

Gross profit (1)

5,088

5,421

5,481

5,622

Net income

428

602

741

860

Net income per share, diluted

$0.06

$0.08

$0.10

$0.l1

(1)  Gross profit is calculated as revenue less cost of systems and cost of services.

MEDIWARE INFORMATION SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description

Balance at Beginning of Period

Charged to Costs and Expenses

Charged to Other Accounts

Deductions

Balance at End of Period

Year ended June 30, 2003 allowance for doubtful accounts

$694

$197

$--

$(334)

$557

Year ended June 30, 2002 allowance for doubtful accounts

$611

$316

$--

$(233)

$694

Year ended June 30, 2001 allowance for doubtful accounts

$518

$624

$--

$(531)

$611

EXHIBIT INDEX

EXHIBIT 11

Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share

EXHIBIT 23.2

Consent of Eisner LLP

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a) Certification

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certification

EXHIBIT 32.1

Section 1350 Certification

EXHIBIT 32.2

Section 1350 Certification

EXHIBIT 11

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

Computation of Net Income (Loss) Per Share

                                             Years Ended June 30,
                                       -----------------------------------------
                                           2003           2002           2001
                                       -----------    -----------    -----------

Basic income (loss) per share

  Net income (loss)                  $   4,389,000    $ 2,631,000    $  (749,000)

  Weighted-average shares:
    Outstanding                          7,300,000      7,228,000      7,162,000
                                       -----------    -----------    -----------

    Basic income (loss) per share    $        0.60    $      0.36   $      (0.10)
                                       ===========    ===========    ===========

Diluted income (loss) per share

  Net income (loss)                  $   4,389,000    $ 2,631,000   $   (749,000)

  Weighted-average shares:
    Outstanding                          7,300,000      7,228,000      7,162,000
    Options                                544,000        383,000

                                       -----------    -----------    -----------
                                         7,844,000      7,611,000      7,162,000
                                       -----------    -----------    -----------
    Diluted income (loss) per share  $        0.56    $      0.35   $      (0.10)
                                       ===========    ===========    ===========

EXHIBIT 23.2

INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-07591 and No. 333-83016) pertaining to Mediware Information Systems, Inc. equity incentive and stock option plans of our report dated August 1, 2003, on our audits of the consolidated financial statements as of June 30, 2003 and 2002 and for each of the years in the three year period ended June 30, 2003, which is included in the Annual Report on Form 10-K for the year ended June 30, 2003.

Eisner LLP

New York, New York

August 25, 2003

EXHIBIT 31.1

CERTIFICATIONS

I, George J. Barry, certify that:

I have reviewed this annual report on Form 10-K of Mediware Information Systems, Inc.;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [*** Omitted pursuant to extended compliance period] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [*** Omitted pursuant to extended compliance period];

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):   (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 27, 2003

/s/ George J. Barry

George J. Barry

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Jill H. Suppes, certify that:

I have reviewed this annual report on Form 10-K of Mediware Information Systems, Inc.;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [*** Omitted pursuant to extended compliance period] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [*** Omitted pursuant to extended compliance period];

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):  (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 27, 2003

/s/  Jill H. Suppes

Jill H. Suppes

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Annual Report of Mediware Information Systems, Inc. (the "Company") on Form 10-K for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George J. Barry, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George J. Barry

George J. Barry

Chief Executive Officer

August 27, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Mediware Information Systems, Inc. and will be retained by Mediware Information Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Annual Report of Mediware Information Systems, Inc. (the "Company") on Form 10-K for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jill H. Suppes, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jill H. Suppes

Jill H. Suppes

Chief Financial Officer

August 27, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Mediware Information Systems, Inc. and will be retained by Mediware Information Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request