Form 10-K/A
period 2003-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2003-10-24
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

[ ] Yes  [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on June 30, 2003 as reported on the NASDAQ Small Cap Market, was approximately $48,162,000. The number of shares outstanding of the registrant's common stock, as of October 20, 2003, was 7,379,395 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The purpose of this Amendment is to set forth in this Annual Report on Form 10-K the information required for Part III of such Annual Report that was to have been incorporated by reference from the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders. Item 14 of Part III was contained in the filing of the Annual Report on Form 10-K made on August 28, 2003 and, accordingly, is not being repeated herein.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers

Lawrence Auriana, 59, Chairman of the Board and Secretary, has been Chairman of the Board of the Company since 1986 and a director since 1983. He has been a Wall Street analyst, money manager and venture capitalist for over 20 years. Since 1986, he has been Chairman, a director and, together with Hans Utsch, also a director of the Company, Portfolio Co-Manager of Federated Kaufmann Fund. He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts.

George Barry, 50, President and Chief Executive Officer, rejoined Mediware Information Systems, Inc. in January 2001 as President and Chief Executive Officer. He previously served as the Company's Chief Financial Officer from 1997 through 1998 and acted as an advisor to the Board of Directors thereafter. Mr. Barry has been a senior manager of software technology companies for over 16 years. He was employed as Vice President and Chief Financial Officer of Silvon Software, Inc. from 1999 through 2000; Chief Financial Officer at Microware Systems from 1994 to 1996; Executive Vice President and Chief Financial Officer at Comptech Research from 1992 to 1994 and as Group Chief Financial Officer for Dynatech Corporation from 1986 to 1992. Additionally, he is a director of ThermoGenesis Corporation. Mr. Barry is a C.P.A. and holds an M.B.A. from the University of Wisconsin, Madison.

Michael Crabtree, 53, Vice President and General Manager of the Pharmacy Division, joined Mediware in January 2001. Mr. Crabtree previously served as President and Chief Operating Officer of Continental Healthcare Systems where he grew the company's existing Pharmakon Pharmacy customer base and acquired the JAC Ltd. Division. Mr. Crabtree has been President and CEO of both healthcare information systems companies and an information technology service business. Mr. Crabtree holds a B.S. in Marketing from North Texas State University.

Don L. Jackson, 43, Vice President and General Manager of the Blood Bank Division, joined Mediware in July 2002. Mr. Jackson has held senior management positions with healthcare information systems companies for the past 17 years, with extensive experience in business and market development. Mr. Jackson holds a B.A. in Computer Science from the University of Texas and an MBA from Southern Methodist University.

Jeffrey D. Karp, 51, Vice President and General Manager of the Operating Room Division, joined Mediware in August 2002. Mr. Karp has spent over 20 years in the healthcare information system business in a broad range of sales, marketing, consulting, product management and development, implementations, and business development roles. Most recently, he led the healthcare industry business unit for Sybase, a large software infrastructure technology supplier. Mr. Karp has worked for companies such as Baxter Healthcare, Shared Medical Systems and Coopers & Lybrand. Mr. Karp holds an MBA from New York University and a B.A. from Franklin & Marshall College.

Jill H. Suppes, 36, Chief Financial Officer. Ms. Suppes re-joined Mediware in January 2001, after an absence of fifteen months from the Company. Ms. Suppes originally joined Mediware in September of 1997. Ms. Suppes previously worked at Propane Continental, Inc., where she was the assistant controller, and at Sanofi Animal Health, Inc. Ms. Suppes is a graduate of the University of Missouri at Columbia and has a B.S. in Accountancy. Ms. Suppes is also a C.P.A.

Executive officers serve until the meeting of the Board of Directors immediately following the Annual Meeting of Shareholders.

Employment Agreements

Mr. Barry has a three-year employment agreement with the Company, which expires on March 6, 2004. Mr. Barry and the Company are currently negotiating a new employment agreement. Mr. Barry's base annual salary is $260,000, with a bonus opportunity of up to 50% of base salary at the Board's sole discretion. Mr. Barry and the Company are currently negotiating a renewal of the agreement on different terms. Messrs. Crabtree, Jackson and Karp, and Ms. Suppes, have employment agreements with the Company under which they receive annual base salaries of $180,000, $150,000, $150,000 and $150,000, respectively, and bonus opportunities of up to 50% of their respective base salaries subject to meeting performance objectives.

Each of the employment agreements may be terminated without cause on 90 days written notice. If a termination of employment without cause occurs, Mr. Barry is entitled to receive an amount equal to 12 months salary; Mr. Jackson, 4 months salary; and Ms. Suppes and Mr. Crabtree, 3 months salary. If an executive's employment is terminated following an acquisition or change of control of the Company, the Company will pay an amount equal to 12 months salary, in the case of Mr. Barry, and an amount equal to 6 months salary in the case of Messrs. Crabtree and Jackson and Ms. Suppes. Mr. Barry also has the right to terminate his employment if there is a significant diminution of his duties and responsibilities without his consent, a significant reduction in his compensation or an acquisition or sale of the Company to or by a third party. If Mr. Barry terminates his employment due to any of these circumstances, he will be entitled to receive an amount equal to 12 months salary.

Directors

As provided in the By-Laws, as amended, the Board has fixed the number of directors at eleven, which number is divided into three classes, with one class standing for election each year for three-year terms.

Lawrence Auriana, age 59, has been Chairman of the Board of the Company since 1986 and a director since 1983. He has been a Wall Street analyst, money manager and venture capitalist for over 20 years. Since 1986, he has been Chairman, a director and, together with Hans Utsch, also a director of the Company, Portfolio Co-Manager of Federated Kaufmann Fund. He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts.

George Barry, age 50, rejoined Mediware Information Systems, Inc. in January 2001 as President and Chief Executive Officer. He previously served as the Company's Chief Financial Officer from 1997 through 1998 and acted as an advisor to the Board of Directors thereafter. Mr. Barry has been a senior manager of software technology companies for over 16 years. He was employed as Vice President and Chief Financial Officer of Silvon Software, Inc. from 1999 through 2000; Chief Financial Officer at Microware Systems from 1994 to 1996; Executive Vice President and Chief Financial Officer at Comptech Research from 1992 to 1994 and as Group Chief Financial Officer for Dynatech Corporation from 1986 to 1992. Additionally, he is a director of ThermoGenesis Corporation. Mr. Barry is a C.P.A. and holds an M.B.A. from the University of Wisconsin, Madison.

Jonathan H. Churchill, age 71, has been a director of the Company since 1992. Mr. Churchill has been a practicing attorney in New York City since 1958 and from May 1996 to December 2001, when he retired, was Counsel at Pillsbury Winthrop LLP. Mr. Churchill was a partner of Boulanger, Hicks & Churchill, P.C., from January 1990 to May 1996. Mr. Churchill received a B.A. from Harvard College and an L.L.B. from Harvard Law School.

Roger Clark, age 69, has been a director since 1983. From 1980 to 1987, he held a series of managerial positions in the computer products area with Xerox Corporation. In 1987, he became self-employed as a micro-computer consultant and programmer. In June 1997, he acquired a half-ownership in a recruitment advertising agency named R & J Twiddy Advertising (since re-named Talcott and Clark Recruitment Advertising, Inc.), which is based in New Canaan, Connecticut. Mr. Clark acquired full ownership on the death of his partner in late 2002 and sold the business in July 2003. He is now retired. Mr. Clark is the author of seven books on micro-computing.

Philip H. Coelho, age 59, has been a director since December 2001. Since 1989, he has been Chairman and Chief Executive Officer of ThermoGenesis Corp., and served as Vice President of Research & Development of that company from 1986 though 1989. Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for 30 years. He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho is a member of the Society of Cryobiology and is the inventor or co-inventor of twenty-two patents in the fields of cell cryobiology, robotics, thermal processing of blood products and isolation of enzymes from blood. Mr. Coelho is also a member of the Board of Directors of Kourion Therapeutics GmbH, a stem cell biology company based in Dusseldorf, Germany. Mr. Coelho received a Bachelor of Science Degree in thermodynamic and mechanical engineering from the University of California, Davis.

Joseph Delario, age 70, has been a director since 1992. Mr. Delario was President and Chief Executive Officer of Quadrocom, Inc., a business consulting firm, until December 1992, and since then has been a business consultant and private investor in and active in the management of several computer service companies. Mr. Delario renders management and financial services to the Company. Mr. Delario received a B.A. degree from Fairleigh Dickenson University in 1956.

John Gorman, M.D., age 72, has been a director since March 2000. Dr. Gorman, Clinical Professor of Pathology at New York University School of Medicine, retired from his position of Director of the Blood Bank at New York University Medical Center which he held from 1981 to 1999. Before this he had been Director of of the Blood Bank at Columbia Presbyterian Medical Center since 1964. In the 1960's Dr. Gorman and his co-workers at Columbia developed of Rh Immune Globulin (RhoGAM) for the prevention of Hemolytic Disease of the Newborn for which for he was awarded the Lasker Clinical Medical Research Award in 1980. Dr. Gorman graduated from the University of Melbourne Medical School in 1953 and completed his residency in Anatomic and Clinical Pathology at Columbia Presbyterian Medical Center in 1960.

Walter Kowsh, Jr., age 53, has been a director since 1990. He is a consultant programmer specializing in Client/Server database systems. He was a Senior Programmer Analyst with Brown Bros. Harriman & Co. from 1989 to 1992. From 1986 to 1989, he was a computer consultant with Howard Systems International. He received a B.A. degree from Queens College and an M.B.A. from the New York Institute of Technology, and is a diplomat of New York University in Computer Programming and Systems Design.

Robert Sanville, age 61, has been a director since November 2002. Mr. Sanville has over thirty-five years of experience in public accounting. Prior to forming Sanville & Company, he was a partner for seventeen years in the Philadelphia accounting firm of Livingston, Montgomery & Sheldon. Mr. Sanville has an extensive background in providing audit, tax and management advisory service to the securities and investment company industries. Mr. Sanville is an arbitrator for the National Association of Securities Dealers, Inc.; has served as the U.S. District Court appointed trustee in actions brought forth by the Securities and Exchange Commission; has served as an expert witness in securities litigation before the U.S. District Court; and has served the Securities Investors Protection Corporation as an accountant for the appointed legal liquidator. Mr. Sanville received a B.S. from Drexel University. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants.

Hans Utsch, age 67, has been a director since 1985. He has been independently engaged in money management and investment banking for over 20 years. Since 1986, he has been President and, together with Mr. Lawrence Auriana, Portfolio Co-Manager of Federated Kaufmann Fund. He received a B.A. degree from Amherst College and an MBA from Columbia University.

Clinton G. Weiman, M.D., age 78, has been a director since June 1996. Dr. Weiman is currently the Chairman and Chief Executive Officer of Comprehensive Medical Interview. From 1961 to 1993 he was Corporate Medical Director, Senior Vice President of Citicorp/Citibank. Since 1994, Dr. Weiman has been independently engaged as a consultant with the Federal Reserve. In 1998, Dr. Weiman became associated with Executive Health Examiners as a physician. From 1956 to 1970 Dr. Weiman was engaged in private practice in New York, New York. Dr. Weiman received a B.A. degree from Princeton University and a medical degree from Cornell University Medical College. His appointments have included Clinical Associate Attending Physician at New York Hospital and Associate Professor, Clinical Medicine at Cornell University Medical College.

Compensation Of Directors

Under the 2001 Stock Option Plan, each non-employee director in office on July 1, 2002 became entitled to receive for his services during fiscal 2003, 8,500 options (22,500 in the case of the Chairman) at an exercise price of $8.10 per share, which was the fair market value of the Company's stock on that date. Similarly, in subsequent fiscal years, each non-employee director in office on July 1st of that year will be entitled to receive, for his or her services during the fiscal year, the same number of options described above. The exercise price, as stated above, will be the fair market value of the Company's stock on July 1st of that year. Each non-employee director also receives $500 for each Board meeting attended. Lawrence Auriana, the Chairman of the Board, waived his fee. The members of the Compensation Committee and the Audit Committee receive $1,500 for each meeting attended.

On July 1, 2003, each non-employee director in office became entitled to receive 8,500 options (22,500 in case of the Chairman) for services to be rendered during fiscal 2004, at an exercise price of $10.85 per share, which was the fair market value of the Company's stock on July 1, 2003.

The foregoing description of compensation to directors only applies to non-employee directors. Currently, Mr. Barry is the only director who is an employee.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended June 30, 2003, based upon an examination of the public filings, all of the Company's officers and directors timely filed reports on Form 3 and Form 4 except for the following filings: Messrs. Jackson and Karp's initial filings on Form 3 were inadvertently filed late. Neither Messrs. Jackson nor Karp own any shares of Common Stock.

Item 11. Executive Compensation.

The following table sets forth all compensation paid by the Company to, or earned by, each person who has served as Chief Executive Officer during the fiscal year ended June 30, 2003, and the two other most highly compensated executive officers who were serving as executive officers as of June 30, 2003, whose total annual salary and bonus exceeded $100,000, for the last three fiscal years.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
				Other Annual	Securities	LTIP	All Other
Name and	Fiscal	Salary	Bonus	Compensation	Underlying	Payouts	Compensation
Principal Position	Year	($)	($)	($)	Options(#)	($)	($)
George J. Barry President and Chief Executive Officer	2003 2002 2001	260,000 260,000 115,000	130,000 (1) 130,000 (2) --	-- -- --	-- -- 350,000	-- -- --	244 228 102

Michael Crabtree President of Worldwide Pharmacy Division	2003 2002 2001	180,000 156,923 70,962	80,000 (3) 75,000 (4) --	-- -- --	-- 20,000 50,000	-- -- --	244 228 114

Jill H. Suppes Chief Financial Officer	2003 2002 2001	125,769 97,192 40,692	35,000 (5) 10,000 (6) --	-- -- --	-- 20,000 20,000	-- -- --	244 228 114

Jeffrey D. Karp Vice President & Gen. Mgr. Operating Room Division	2003 2002 2001	124,038 -- --	-- -- --	-- -- --	50,000 -- --	-- -- --	183 -- --

Don L. Jackson Vice President & Gen. Mgr. Blood Bank Division	2003 2002 2001	133,846 -- --	-- -- --	-- -- --	50,000 -- --	-- -- --	203 -- --

Mark Hamel (7) Vice President & Gen. Mgr. Blood Bank Division	2003 2002 2001	-- 126,923 --	-- -- --	-- -- --	-- 50,000 --	-- -- --	-- 190 --

Brian Fitzpatrick (8) Vice President & Gen. Mgr. Operating Room Division	2003 2002 2001	-- 147,115 --	-- -- --	-- -- --	-- 50,000 --	-- -- --	-- 228 --

(1) In fiscal 2003, Mr. Barry was awarded and paid a bonus of $130,000 for his services rendered during fiscal year 2002.
(2) In fiscal 2002, Mr. Barry was awarded and paid a bonus of $130,000 for his services rendered during fiscal year 2001.
(3) In fiscal 2003, Mr. Crabtree was awarded and paid a bonus of $80,000 for his services rendered during fiscal year 2002.
(4) In fiscal 2002, Mr. Crabtree was awarded and paid a bonus of $75,000 for his services rendered during fiscal year 2001.
(5) In fiscal 2003, Ms. Suppes was awarded and paid a bonus of $35,000 for her services rendered during fiscal year 2002.
(6) In fiscal 2002, Ms. Suppes was awarded and paid a bonus of $10,000 for her services rendered during fiscal year 2001.
(7) Mr. Hamel's employment with the Company terminated on April 6, 2003.
(8) Mr. Fitzpatrick's employment with the Company terminated on November 24, 2002.

Option Grants In Last Fiscal Year

The following table sets forth certain information concerning options to purchase Common Stock of the Company granted to the individuals named in the "Summary Compensation Table" above during fiscal 2003.

		Individual Grants			Grant Date Value

	Number of	% of Total
	Securities	Options
	Underlying	Granted to	Exercise or		Grant Date
	Options	Employees in	Base Price	Expiration	Present Value
Name	Granted (#)	Fiscal Year	($/Sh)	Date	$

George J. Barry	--	--	--	--	--
Michael Crabtree	--	--	--	--	--
Jill H. Suppes	--	--	--	--	--
Jeffrey D. Karp	50,000	18.5	7.325	08/01/2010	180,568 (1)
Don L. Jackson	50,000	18.5	8.625	08/26/2010	164,565 (2)
Mark Hamel	--	--	--	--	--
Brian Fitzpatrick	--	--	--	--	--

(1) The grant date present value was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero percent; expected stock volatility of 50%; risk-free interest rate of 2.93%, and expected years until exercise of 4 years.
(2) The grant date present value was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero percent; expected stock volatility of 54%; risk-free interest rate of 3.03%, and expected years until exercise of 4 years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR OPTION VALUES

The following table sets forth options exercised by the individuals named in the "Summary Compensation Table" above during fiscal 2003 and the number and value of options held by them at June 30, 2003. The fair market value of the Company's stock on such date was $10.11 per share.

	Shares		Number of Securities		Value of Unexercised
	Acquired On	Value	Underlying Unexercised		In-the-Money
Name	Exercise (#)	Realized ($)	Options at Fiscal Year End (#)		Options at Fiscal Year End ($)

			Exercisable	Unexercisable	Exercisable	Unexercisable

George J. Barry	--	--	233,333	166,667	1,731,798	865,902
Michael Crabtree	--	--	40,000	30,000	231,399	148,051
Jill H. Suppes	--	--	20,000	20,000	114,899	89,801
Jeffrey D. Karp	--	--	--	50,000	--	139,250
Don L. Jackson	--	--	--	50,000	--	74,250
Mark Hamel	--	--	--	--	--	--
Brian Fitzpatrick	--	--	--	--	--	--

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of the Company's Common Stock as of October 20, 2003, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the individuals named in the "Summary Compensation Table," (iii) each current director of the Company, and (iv) all directors and named executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Amount of Common Stock
	Beneficially Owned
	Number		Percentage
Name and Address of Beneficial Owner	of Shares	[1]	Ownership [1]

Larry N. Feinberg	1,281,236	[2]	17.4%
Lawrence Auriana	2,265,225	[3]	30.7%
George J. Barry	234,333	[4]	3.2%
Jonathan H. Churchill	64,337	[5]	1.0%
Roger Clark	52,386	[6]	*
Philip H. Coelho	12,750	[7]	*
Joseph Delario	236,384	[8]	3.2%
John Gorman	64,614	[9]	1.0%
Walter Kowsh, Jr.	55,319	[10]	*
Robert Sanville	4,250	[11]	*
Hans Utsch	144,736	[12]	2.0%
Clinton G. Weiman	41,618	[13]	*
Michael Crabtree	40,000	[14]	*
Jill H. Suppes	20,000	[15]	*
Jeffrey D. Karp	12,500	[16]	*
Don L. Jackson	16,667	[17]	*
All directors and executive officers as a
Group (15)	3,265,119	[18]	44.2%
			* Less than one percent

[1]

Based on the number of shares outstanding at October 20, 2003, plus, for each person or group, shares which may be acquired by the shareholders upon exercise of options within 60 days of October 20, 2003.

[2]

Based on information contained in a Form 4 filed by Mr. Larry N. Feinberg on November 21, 2002 with a statement date of September 2002. Mr. Feinberg disclaims any beneficial ownership of the securities to which the Form 4 relates for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, except as to such securities representing his pro rata interest in, and interest in the profits of, the listed entities. The address for the Oracle shareholders is 200 Greenwich Avenue, 3rd Floor, Greenwich, CT 06830.

[3]	Includes options for 93,200 shares, which are exercisable within 60 days. The address for Mr. Auriana is 140 East 45th Street, 43rd Floor, New York, NY 10017.

[4]	Includes options for 233,333 shares, which are exercisable within 60 days. The address for Mr. Barry is 11711 West 79th Street, Lenexa, KS 66214.

[5]	Includes options for 33,067 shares, which are exercisable within 60 days. The address for Mr. Churchill is 169 East 78th Street, Penthouse B, New York, NY 10021.

[6]	Includes options for 33,067 shares, which are exercisable within 60 days. The address for Mr. Clark is 330 Elm St., Unit 1, New Canaan, CT 06840.

[7]	Includes options for 12,750 shares, which are exercisable within 60 days. The address for Mr. Coelho is 2711 Citrus Road, Rancho Cordova, CA 95742.

[8]	Includes options for 78,067 shares, which are exercisable within 60 days. The address for Mr. Delario is 405 Crocus Hill, Norwood, NJ 07648.

[9]	Includes options for 20,600 shares, which are exercisable within 60 days. The address for Dr. Gorman is 145 4th Street, Del Mar, CA 92014.

[10]	Includes options for 33,067 shares, which are exercisable within 60 days. The address for Mr. Kowsh is 64-08 136th Street, Flushing, NY 11367.

[11]	Includes options for 4,250 shares, which are exercisable within 60 days. The address for Mr. Sanville is 1514 Old York Road, Abington, PA 19001.

[12]	Includes options for 33,067 shares, which are exercisable within 60 days. The address for Mr. Utsch is 140 East 45th Street, 43rd Floor, New York, NY 10017.

[13]	Includes options for 33,067 shares, which are exercisable within 60 days. The address for Dr. Weiman is 2 Roberta Lane, Greenwich, CT 06830.

[14]	Includes options for 40,000 shares, which are exercisable within 60 days. The address for Mr. Crabtree is 11711 West 79th Street, Lenexa, KS 66214.

[15]	Includes options for 20,000 shares, which are exercisable within 60 days. The address for Ms. Suppes is 11711 W. 79th Street, Lenexa, KS 66214.

[16]	Includes options for 12,500 shares, which are exercisable within 60 days. The address for Mr. Karp is 11711 W. 79th Street, Lenexa, KS 66214.

[17]	Includes options for 16,667 shares, which are exercisable within 60 days. The address for Mr. Jackson is 11711 W. 79th Street, Lenexa, KS 66214.

[18]	Includes options for 696,702 shares, which are exercisable within 60 days.

Compensation Committee Interlocks and Insider Participation

Neither of Mr. Clark nor Dr. Weiman is an officer or employee, or former officer or employee, of the Company. No interlocking relationship exists between the members of the Company's Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has such relationship existed in the past.

Item 13. Certain Relationships and Related Transactions.

The Company has an outstanding note payable to the Chairman of its Board of Directors, Mr. Auriana. The outstanding balance on the note totals $1,387,000 including principal and interest. The note accrues interest at 1/4% over prime per annum. The prime rate was 4.00% on June 30, 2003.

In October 2000, Fratelli Auriana, Inc., an entity controlled by Mr. Auriana, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows. Mr. Auriana has agreed to provide funds to Fratelli Auriana, Inc. should any be necessary to ensure Fratelli Auriana, Inc. meets this obligation to the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. In September 2003, a third amendment to the Loan Agreement was entered into, providing that any principal and interest outstanding must be paid by September 20, 2005. Any money borrowed may be prepaid without penalty on three days notice. Any principal and interest outstanding will become immediately due and payable upon a "change of control" of the Company, which is defined in final agreements between Fratelli Auriana, Inc. and the Company. The loan is secured by all of the assets of the Company. The Company is required to pay Fratelli Auriana, Inc. an origination fee equal to the reasonably incurred expenses of Fratelli Auriana, Inc., including legal fees, up to a maximum of 3/8% of $2,000,000. There is no facility fee. In connection with the loan from Fratelli Auriana, Inc., Mr. Auriana agreed to defer payment of principal and accrued interest on the existing demand loan extended by Mr. Auriana to the Company of approximately $1,387,000, referenced above, until the same time as the loan from Fratelli Auriana, Inc. to the Company becomes due. This earlier loan by Mr. Auriana to the Company is secured by certain assets of the Company.

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

In the first of the August 2002 agreements, it was agreed that Glace would accept a payment from the Company of $38,000 as a final payment for all consulting fees due under the 1998 Consulting Agreement. The Company paid the $38,000 in the first quarter of fiscal 2003 and in turn waived any right to recover consulting fees previously paid by it under that agreement and confirmed its obligation to pay Glace a milestone payment of $250,000 upon the grant by the Food and Drug Administration ("FDA") of 510K approval for HCLL. The Company paid Glace an advance of $100,000 on this milestone during the quarter ended September 30, 2002. The Company also paid $4,000 towards patent costs on an additional provisional patent for the HCLL technology, with the understanding that the Company has no obligation to pay for any further patent work on HCLL undertaken by Dr. Gorman's companies. In February 2003, the Company received 510 (k) clearance from the FDA for the new HCLL product. The final payment of $150,000 to Glace was paid in April 2003 pursuant to the agreement outlined above.

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

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

    2. Exhibits:

EXHIBIT 11	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share*
EXHIBIT 23.2	Consent of Eisner LLP*
EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification*
EXHIBIT 31.2 EXHIBIT 31.3 EXHIBIT 31.4	Rule 13a-14(a)/15d-14(a) Certification* Rule 13a-14(a)/15d-14(a) Certification Rule 13a-14(a)/15d-14(a) Certification
EXHIBIT 32.1	Section 1350 Certification*
EXHIBIT 32.2 EXHIBIT 32.3 EXHIBIT 32.4	Section 1350 Certification* Section 1350 Certification Section 1350 Certification

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date:  October 24, 2003                  BY: /s/ GEORGE J. BARRY
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

  /s/ GEORGE J. BARRY           President, Chief                   October 24, 2003
------------------------        Executive Officer & Director
GEORGE J. BARRY                (Principal Executive Officer)

  /s/ JILL H. SUPPES            Chief Financial Officer            October 24, 2003
------------------------       (Principal Accounting Officer)
JILL H. SUPPES

 /s/ LAWRENCE AURIANA           Chairman of the Board              October 24, 2003
------------------------
LAWRENCE AURIANA

 /s/ JONATHAN CHURCHILL         Director                           October 24, 2003
------------------------
JONATHAN CHURCHILL

 /s/ ROGER CLARK                Director                           October 24, 2003
------------------------
ROGER CLARK

 /s/ JOSEPH DELARIO             Director                           October 24, 2003
------------------------
JOSEPH DELARIO

                                Director                           October 24, 2003
------------------------
PHILIP H. COELHO

[Signatures continued on next page]

                                Director                           October 24, 2003
------------------------
DR. JOHN GORMAN

 /s/ WALTER KOWSH, JR.          Director                           October 24, 2003
-------------------------
WALTER KOWSH, JR.

/s/ROBERT SANVILLE              Director                           October 24, 2003
-------------------------
ROBERT SANVILLE

 /s/ HANS UTSCH                 Director                           October 24, 2003
-------------------------
HANS UTSCH

 /s/ DR. CLINTON WEIMAN         Director                           October 24, 2003
-------------------------
DR. CLINTON WEIMAN

EXHIBIT INDEX

EXHIBIT 31.3	Rule 13a-14(a)/15d-14(a) Certification

EXHIBIT 31.4	Rule 13a-14(a)/15d-14(a) Certification

EXHIBIT 32.3	Section 1350 Certification

EXHIBIT 32.4	Section 1350 Certification

EXHIBIT 31.3

CERTIFICATIONS

I, George J. Barry, certify that:

I have reviewed this annual report on Form 10-K/A of Mediware Information Systems, Inc.;

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

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: October 24, 2003

/s/ George J. Barry
George J. Barry
Chief Executive Officer

EXHIBIT 31.4

CERTIFICATIONS

I, Jill H. Suppes, certify that:

I have reviewed this annual report on Form 10-K/A of Mediware Information Systems, Inc.;

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

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: October 24, 2003

/s/ Jill H. Suppes
Jill H. Suppes
Chief Financial Officer

EXHIBIT 32.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mediware Information Systems, Inc. (the "Company") on Form 10-K/A for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George J. Barry, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George J. Barry
George J. Barry
Chief Executive Officer

October 24, 2003

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

EXHIBIT 32.4

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mediware Information Systems, Inc. (the "Company") on Form 10-K/A for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jill H. Suppes, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jill H. Suppes
Jill H. Suppes
Chief Financial Officer

October 24, 2003

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