Form 10-Q
period 2003-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2003-10-27
CIK 874733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [_]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of October 16, 2003, there were 7,379,395 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	September 30,	June 30,
	2003	2003
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 7,651	$ 7,525
Accounts receivable (net of allowance of $520 and $557, respectively)	8,407	7,180
Inventories	263	246
Deferred tax asset - current portion	296	319
Prepaid expenses and other current assets	500	546
Total current assets	17,117	15,816

Fixed assets, net	1,201	1,212
Capitalized software costs, net	16,926	16,401
Goodwill, net	4,609	4,667
Purchased technology, net	477	591
Other long term assets	119	119
Total Assets	$ 40,449	$ 38,806
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,937	$ 1,995
Advances from customers	7,378	6,907
Accrued expenses and other current liabilities	1,968	2,673
Total current liabilities	11,283	11,575

Notes payable and accrued interest payable to a related party	1,395	1,387
Deferred tax liability	2,470	1,909
Total liabilities	15,148	14,871

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 12,000,000
shares; 7,379,000 and 7,358,000 shares issued and
outstanding at September 30, 2003 and June 30, 2003, respectively	738	736
Additional paid-in capital	24,164	23,999
Retained earnings (accumulated deficit)	414	(784)
Accumulated other comprehensive loss	(15)	(16)
Total stockholders' equity	25,301	23,935
Total Liabilities and Stockholders' Equity	$ 40,449	$ 38,806
	==========	==========

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	Three Months Ended
	September 30,
	(Unaudited)
	2003	2002
Revenues
System sales	$ 2,738	$ 3,426
Services	6,273	4,560
Total revenues	9,011	7,986

Cost and Expenses
Cost of systems (exclusive of amortization)	491	592
Cost of services (exclusive of amortization)	1,747	1,499
Amortization of capitalized software	859	460
Software development costs	724	748
Selling, general and administrative	3,282	3,207
Total costs and expenses	7,103	6,506

Operating income	1,908	1,480

Interest and other income	16	22
Interest and other (expense)	(9)	(19)

Income before income taxes	1,915	1,483

Income tax provision	(717)	(561)

Net Income	1,198	922

Other Comprehensive Income
Foreign currency translation adjustment	1	13

Comprehensive Income	$ 1,199	$ 935
	========	========
Net income per Common Share
Basic	$ 0.16	$ 0.13
	========	========
Diluted	$ 0.15	$ 0.12
	========	========
Weighted Average Common Shares Outstanding
Basic	7,363	7,275
	=========	=========
Diluted	8,095	7,794
	=========	=========

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts, in Thousands)
	Three Months Ended
	September 30,
	(Unaudited)
	2003	2002
Cash Flows From Operating Activities
Net income	$ 1,198	$ 922
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,154	762
Deferred tax provision	642	563
Tax benefit from exercise of stock options	90	--
(Provision) benefit for doubtful accounts	(37)	17
Changes in operating assets and liabilities:
Accounts receivable	(1,190)	(257)
Inventories	(17)	90
Prepaid expenses and other current assets	46	(47)
Accounts payable, accrued expenses and
advances from customers	(284)	(19)
Net cash provided by operating activities	1,602	2,031
	__________	__________

Cash Flows From Investing Activities
Acquisition of fixed assets, net of disposals	(170)	(207)
Capitalized software costs	(1,384)	(1,217)
Net cash used in investing activities	(1,554)	(1,424)
	__________	__________

Cash Flows From Financing Activities
Proceeds from exercise of options	77	177
	__________	__________

Foreign currency translation adjustments	1	13

Net increase in cash and cash equivalents	126	797

Cash and cash equivalents at beginning of period	7,525	3,228

Cash and cash equivalents at end of period	$ 7,651	$ 4,025
	=========	==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ --	$ --
Income taxes	$ 58	$ --

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2003 included in the Company's Annual Report filed on Form 10-K for such year.

The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock, par value $0.10 ("Common Stock"), of the Company outstanding for each period presented. For the three months ended September 30, 2003 and September 30, 2002, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.     RELATED PARTY TRANSACTIONS

On October 11, 2000, Fratelli Auriana, Inc., an entity controlled by Mr. Lawrence Auriana, the Chairman of the Board of the Company and holder of more than 5% of the Company's outstanding Common Stock, committed to loan the Company up to $2,000,000, in addition to amounts previously loaned to the Company, to be drawn in multiples of $250,000, as needed by the Company. Conditions were finalized and a Loan Agreement was signed December 1, 2000 between Fratelli Auriana, Inc. and the Company. On September 17, 2003, the Company and Fratelli Auriana, Inc. entered into a Third Amendment to the Loan Agreement between the two parties, extending the maturity date to September 30, 2005. As of October 17, 2003, the Company has not borrowed against this loan agreement.

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

	Three Months Ended September 30,
	2003	2002

Reported net income	$1,198	$ 922
Stock-based employee compensation expense included in reported net income, net of related tax effects	--	--
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(140)	(192)

Pro forma net income	$1,058	$ 730

Income per share:
Basic---as reported	$ 0.16	$ 0.13
Basic---pro forma	$ 0.14	$ 0.10

Diluted---as reported	$ 0.15	$ 0.12
Diluted---pro forma	$ 0.13	$ 0.09

The weighted average fair value at date of grant for options granted during the three months ended September 30, 2003 and 2002 were $10.085 and $8.076 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

Three Months Ended September 30
2003 --------------		2002 -------------
Risk-free interest rates	3.31%	2.93% - 4.60%
Expected option life in years	8	4 - 8
Expected stock price volatility	32%	50% - 62%
Expected dividend yield	-0-	-0-

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the three-month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 1, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
October 22, 2003

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in or incorporated into this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission from time to time. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third-party software, (iii) dependence on third-party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulation on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties, and (x) risks associated with the development, marketing and sale of new software products. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company does not intend to update publicly any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2003 as Compared to the Three Months Ended September 30, 2002

Total revenues for the quarter ended September 30, 2003 were $9,011,000, an increase of $1,025,000 or 12.8% from the same period a year ago. The change in revenues reflects quarter over quarter increases of $1,652,000 or 69.6% in the Blood Bank Division; $313,000 or 118.6% in the Operating Room Division; and $64,000 or 11.8% in the JAC Division. These increases were partially offset by a $1,004,000 or 20.9% decrease in total revenues in the Pharmacy Division.

System sales, which include proprietary software, third party software and hardware sales, for the first quarter of fiscal 2004 were $2,738,000, a decrease of $688,000 or 20.1% from the first quarter last year. The Operating Room Division reported system sales of $194,000 in the fiscal year 2004 first quarter compared to none in the same period of last year while the JAC Division experienced an increase in system sales to $160,000 compared to $155,000 in fiscal year 2004 and 2003 first quarters, respectively. The Pharmacy Division reported system sales of $1,110,000, a $1,815,000 or 62.1% decrease compared to $2,925,000 in fiscal 2003. Prior year Pharmacy system sales reflect two significant Integrated Delivery Network contracts signed during that period which represent the primary reason for the quarter over quarter sales variance. During the current fiscal year quarter, the Pharmacy Division successfully released and subsequently signed its initial contract for its MediCOE™ product, a Clinician Order Entry application. MediCOE allows clinicians to enter medication orders and manage drug therapy directly into the Pharmacy Division's WORx™ product using internet technology. Management believes, but cannot assure, that customer acceptance of WORx and related products such as MediCOE will continue to be positive. The Blood Bank Division experienced an increase in system sales of $928,000 or 268.2% to $1,274,000 during the first quarter of fiscal year 2004 compared to $346,000 in the same period a year ago. The increase in Blood Bank system sales is the result of sales of its new transfusion blood bank software solution, HCLL™ , initially released during the fourth quarter of fiscal 2003. Management believes, but cannot assure, that system sales for the Blood Bank Division will continue to increase as a result of its continued marketing efforts for the new HCLL product.

Service revenues, which include recurring software support, implementation, training and validation services, were $6,273,000 during the first quarter of fiscal 2004, an increase of $1,713,000 or 37.6%, compared to $4,560,000 during the same period a year ago. All Divisions had increased service revenues compared to the first quarter of fiscal year 2003, reflecting a rise in implementation and installation activities primarily related to system sales completed during the previous fiscal year as well as an increase of annual support fees generated from new customers joining the Company's installed base. In addition, the Blood Bank Division continued to provide services to assist customers with their FDA required validation processes identified during the last half of fiscal year 2003. The rise in service revenues includes increases of $811,000 or 43.1% in the Pharmacy Division; $724,000 or 35.7% in the Blood Bank Division; $119,000 or 45.1% in the Operating Room Division; and $59,000 or 15.2% in the JAC Division. Management believes, but cannot give any assurance, that as system sales increase, corresponding service revenues should also increase.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers as part of a complete system offering and excludes amortization of capitalized software. Cost of systems decreased to $491,000 during the quarter ended September 30, 2003, from $592,000 in the same period a year ago primarily due to the reduction in system sales in the Pharmacy Division. As a percentage of new systems sales, cost of systems was 17.9% and 17.3% during the quarters ended September 30, 2003 and 2002, respectively. These costs can fluctuate as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services increased $248,000 or 16.5% to $1,747,000 in the first quarter of fiscal 2004 as compared to the same period a year ago. The increase in cost of services is primarily attributed to increases in system implementations associated with the Company's WORx Pharmacy System as well as validation support efforts within the Blood Bank Division. An increase in implementation of extended service activities, which typically results in higher gross margin, as a proportion of total service revenues, resulted in an increase in service revenue gross margin to 72.2% during the first three months of fiscal 2004 compared to 67.1% in same period of fiscal year 2003. Management believes, but cannot assure, that demand for its contracted services will continue to be strong and cannot assure that cost of services as a percentage of service revenue will remain consistent with its current utilization rates.

Amortization of capitalized software increased $399,000 or 86.7%, to $859,000 in the first quarter of fiscal 2004 compared to $460,000 in the same period of 2003. This increase is primarily due to increased amortization of capitalized software costs related to the Blood Bank Division's new transfusion product (HCLL) which reached commercialization in the fourth quarter of fiscal 2003 as well as amortization of capitalized software costs related to the MediCOE product released by the Pharmacy Division during the current quarter.

Software development costs include non-capitalized salaries, consulting, documentation, office and other related expenses incurred in product development activities. Software development costs decreased $24,000 or 3.2% to $724,000 for the quarter ended September 30, 2003 compared to $748,000 the same quarter a year ago. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $2,108,000 during the first quarter of fiscal year 2004, compared to $1,965,000 in the same period in the prior year, an increase of $143,000 or 7.3%. This increase primarily reflects a $392,000 rise in expenditures in the Pharmacy Division, partially offset by reductions of $104,000 and $145,000 in the Blood Bank and Operating Room Divisions, respectively. The increased software development expenditures in the Pharmacy Division reflects continued investment in MediCOE and MediMAR™ , two development projects targeted to doctors and nurses at hospitals currently using the WORx Pharmacy System. Development of MediCOE and MediMAR began ramping up during the second quarter of fiscal year 2003. Management believes, but cannot assure, that investments in development activities will continue in all of its Divisions.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A for the quarter ended September 30, 2003 was $3,282,000, an increase of $75,000 or 2.3%, compared to $3,207,000 in the first quarter of fiscal 2003. This increase reflects a rise in general business and medical insurance expenses as well as additional costs associated with Sarbanes-Oxley compliance activities.

Net income was $1,198,000 for the quarter ended September 30, 2003, an increase of $276,000 or 29.9% as compared to net income of $922,000 in the quarter ended September 30, 2002.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash and cash equivalents of $7,651,000 compared to cash and cash equivalents of $7,525,000 at June 30, 2003. At September 30, 2003, working capital was $5,834,000 and the current ratio was 1.52:1 compared to $4,241,000 and 1.37:1 at June 30, 2003. Cash provided by operating activities was $1,602,000 during the first quarter of fiscal year 2004 compared to $2,031,000 during the same period a year ago. The decreased cash provided by operating activities is primarily due to an increase in accounts receivable reflecting the rise in revenues.

The Company invested $1,554,000 and $1,424,000 during the three months ended September 30, 2003 and 2002, respectively, primarily related to the Company's ongoing investment in software development projects. Of amounts invested, the Company capitalized $1,384,000 and $1,217,000 of product development costs during the three months ended September 30, 2003 and 2002, respectively.

For the three months ended September 30, 2003, the Company received $77,000 related to proceeds from the exercise of options, compared to $177,000 generated in the same period a year ago.

The Company's liquidity is influenced by its ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of healthcare information system providers. The factors that may affect liquidity are the Company's ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company's existing line of products, management believes that current available funds, cash generated from operations and a $2,000,000 line of credit from Fratelli Auriana, Inc. will provide sufficient liquidity to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs and investment options. As of October 20, 2003, the Company has not borrowed against the line of credit. Currently, there are no plans for additional outside financing.

The Company owes $1,395,000 to the Chairman of the Board of Directors/Significant Shareholder of the Company which amount accrues interest at 1/4% over prime per annum. The prime interest rate at July 1, 2003 was 4.0%. On October 11, 2000, the original note plus accrued interest was changed from a demand note to a long-term note collateralized by the trade accounts receivable of Digimedics. In October 2000, Fratelli Auriana, Inc., an entity controlled by the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. On September 17, 2003, the Company and Fratelli Auriana, Inc. entered into a Third Amendment to the Loan Agreement between the two parties, extending the maturity date to September 30, 2005. As of October 20, 2003, the Company has not borrowed against this loan agreement.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

New Accounting Pronouncements

None.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

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

PART II     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a).     Exhibits

Exhibit 10.48	First Amendment dated August 28, 2003, to Employment Agreement between Mediware Information Systems, Inc. and Jill H. Suppes
Exhibit 10.49	Third Amendment to the Loan Agreement between Mediware Information Systems, Inc. and Fratelli Auriana, Inc., dated September 17, 2003
Exhibit 11.	Schedule of Computation of Net Earnings Per Share
Exhibit 15.	Letter of awareness from Eisner LLP dated October 22, 2003 concerning unaudited interim financial information
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

(b).     Reports on Form 8-K

On August 28, 2003, a Form 8-K was filed by the Company under "Item 9. Regulation FD Disclosure."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MEDIWARE INFORMATION SYSTEMS, INC.
                                                                       (Registrant)

October 27, 2003                       /s/   GEORGE J. BARRY
          Date                                        GEORGE J. BARRY
                                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

October 27, 2003                      /s/   JILL H. SUPPES
          Date                                       JILL H. SUPPES
                                                         CHIEF FINANCIAL OFFICER

EXHIBIT 10.48

FIRST AMENDMENT

This First Amendment, dated as of August 28, 2003 (the "Amendment"), to Employment Agreement entered into as of October 14, 2002 by and between MEDIWARE INFORMATION SYSTEMS, INC., a New York corporation ("Employer"), with offices located at 11711 W. 79th Street, Lenexa, Kansas 66214, and Jill H. Suppes, residing at 1225 Southwest Creekside Drive, Lee's Summit, Missouri 64081 ("Employee").

Recitals

    As of October 14, 2002, the parties executed an Employment Agreement (the "Agreement") pursuant to which Employer retained Employee as the Chief Financial Officer of Employer.

    The parties have agreed to make an adjustment to the amount of compensation to be paid to Employee pursuant to the Agreement.

    The parties now desire to amend the Agreement to reflect the foregoing as hereinafter set forth.

Agreement

     In consideration of the agreements contained herein, the parties hereto hereby agree as follows:

Section 1. Amendment.

    Section 3(a) of the Agreement is amended by deleting the words "one hundred thirty-five thousand dollars ($135,000.00)" in the second and third lines thereof and inserting the words "one hundred fifty thousand dollars ($150,000.00)" in their stead.

Section 2. Effect of Amendment. Except as expressly stated herein, the Agreement is and shall be unchanged and remain in full force and effect. Except as specifically stated herein, the execution and delivery of this Amendment shall in no way release, harm or diminish, impair, reduce or otherwise affect, the respective obligations and liabilities under the Agreement, all of which shall continue in full force and effect.

Section 3. Miscellaneous. This Amendment is a contract made under and shall be construed in accordance with and governed by the laws of the state of New York. This Amendment shall benefit and bind the parties hereto and their respective assigns, successors and legal representatives. This Amendment may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument. All titles or headings to the sections or other divisions of this Amendment are only for the convenience of the parties and shall not be construed to have any effect or meaning with respect to the other content of such sections, subsections or the divisions, such other content being controlling as to the agreement between the parties hereto.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the date first above written.

MEDIWARE INFORMATION SYSTEMS, INC.

By:  /s/ George J. Barry_____________
     George J. Barry
     Chief Executive Officer and President

     /s/ Jill H. Suppes_________________
     Jill H. Suppes

EXHIBIT 10.49

MEDIWARE INFORMATION SYSTEMS, INC.
11711 W. 79th Street
Lenexa, Kansas 66214

September 17, 2003

Fratelli Auriana, Inc.
155 Old North Stamford Road
Stamford, Connecticut 06905

Gentlemen:

Reference is made to the Amended and Restated Secured Loan Agreement between Mediware Information Systems, Inc. and Fratelli Auriana, Inc. dated as of September 30, 2000, as amended on December 5, 2001 and as further amended on July 15, 2002 (as so amended, the "Agreement"). We have agreed to further amend the Agreement as follows:

     1.   The definition of the term "Maturity Date" set forth in Section 1.01 of the Agreement, is hereby amended and replaced with the following:

          "Maturity Date" shall mean September 30, 2005.

     2.   Section 2.01 of the Agreement is modified in its entirety to read as follows:

"SECTION 2.01 The Loan. Subject to the terms and conditions contained in this Agreement, the Lender agrees to make the Loan Facility to the Borrower from and after the Closing Date. Drawdowns of the Loan Facility in multiples of $250,000 may be made by Borrower, assuming it is in compliance with the conditions for drawdowns, and is not in default hereunder, at any time and from time to time, up to September 30, 2004."

     3.   Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Agreement.

     4.   The Agreement, to the extent amended herein, remains in full force and effect in accordance with its terms.

Please confirm your agreement with the foregoing by signing and returning a duplicate copy of this letter to the undersigned.

MEDIWARE INFORMATION SYSTEMS, INC.

By:  /s/ George J. Barry
     George J. Barry
     President and Chief Executive Officer

AGREED AND ACCEPTED
FRATELLLI AURIANA, INC.

By:  /s/ Lawrence Auriana

Name:  Lawrence Auriana

Title:

Date:  9/29/03

EXHIBIT 11

	Three Months Ended September 30,	Three Months Ended September 30,
	2003	2002

Basic Earnings Per Share

Net earnings	$1,198,000	$ 922,000

Weighted-average Common Shares:
Outstanding	7,363,000	7,275,000

Basic Earnings Per Share	$ 0.16	$ 0.13

Diluted Earnings Per Share

Net earnings	$1,198,000	$ 922,000

Weighted-average Common Shares:

Outstanding	7,363,000	7,275,000

Options and Warrants	732,000	519,000

	8,095,000	7,794,000

Diluted Earnings Per Share	$ 0.15	$ 0.12

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim condensed consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of September 30, 2003 and for the three month periods ended September 30, 2003 and 2002, as indicated in our review report dated October 22, 2003; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated by reference in the Registration Statements on Form S-8 (No. 333-07591 and No. 333-83016).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 and 11 of that Act.

Eisner LLP

New York, New York
October 22, 2003

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

Date: October 27, 2003

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

Date: October 27, 2003

/s/ Jill Suppes
------------------------
     Jill Suppes
     Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report on Form 10-Q (the "Form 10-Q") of Mediware Information Systems, Inc. for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her respective knowledge:

    The Report fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: October 27, 2003	/s/ George J. Barry
---------------------------------
George J. Barry Chief Executive Officer

Dated: October 27, 2003	/s/ Jill H. Suppes
---------------------------------
Jill H. Suppes Chief Financial Officer

A signed original of this written statement required by Section 906, or other authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Mediware Information Systems, Inc. and will be retained by Mediware Information Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.