Form 10-Q
period 2003-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2004-01-26
CIK 874733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

As of January 16, 2004, there were 7,446,979 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

PART I     FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)
	December 31,	June 30,
	2003	2003
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 8,100	$ 7,525
Accounts receivable (net of allowance of $520 and $557, respectively)	9,133	7,180
Inventories	224	246
Deferred tax asset - current portion	281	319
Prepaid expenses and other current assets	698	546
Total current assets	18,436	15,816

Fixed assets, net	1,398	1,212
Capitalized software costs, net	17,511	16,401
Goodwill, net	4,578	4,667
Purchased technology, net	363	591
Other long term assets	132	119
Total Assets	$ 42,418	$ 38,806
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,300	$ 1,995
Advances from customers	7,470	6,907
Accrued expenses and other current liabilities	1,642	2,673
Total current liabilities	11,412	11,575

Notes payable and accrued interest payable to a related party	1,402	1,387
Long term capital lease obligation	96	-
Deferred tax liability	2,700	1,909
Total liabilities	15,610	14,871

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 25,000,000
shares; 7,438,000 and 7,358,000 shares issued and
outstanding at December 31, 2003 and June 30, 2003, respectively	744	736
Additional paid-in capital	24,628	23,999
Retained earnings (accumulated deficit)	1,387	(784)
Accumulated other comprehensive income (loss)	49	(16)
Total stockholders' equity	26,808	23,935
Total Liabilities and Stockholders' Equity	$ 42,418	$ 38,806
	========	========

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2003	2002	2003	2002
Revenues
System sales	$ 3,102	$ 3,169	$ 5,840	$ 6,595
Services	6,007	4,836	12,280	9,396
Total revenues	9,109	8,005	18,120	15,991

Cost and Expenses
Cost of systems (exclusive of amortization)	611	610	1,102	1,202
Cost of services (exclusive of amortization)	1,747	1,503	3,494	3,002
Amortization of capitalized software	899	460	1,758	920
Software development costs	841	813	1,565	1,561
Selling, general and administrative	3,536	3,146	6,818	6,353
Proceeds from settlement	-	(614)	-	(614)
Total costs and expenses	7,634	5,918	14,737	12,424

Operating income	1,475	2,087	3,383	3,567

Interest and other income	80	13	96	35
Interest and other (expense)	(11)	(5)	(20)	(24)

Income before income taxes	1,544	2,095	3,459	3,578

Income tax provision	(571)	(796)	(1,288)	(1,357)

Net Income	973	1,299	2,171	2,221

Other Comprehensive Income
Foreign currency translation adjustment	64	1	65	14

Comprehensive Income	$ 1,037	$ 1,300	$ 2,236	$ 2,235
	=======	=======	=======	=======
Net income per Common Share
Basic	$ 0.13	$ 0.18	$ 0.29	$ 0.30
	=======	=======	=======	=======
Diluted	$ 0.12	$ 0.17	$ 0.27	$ 0.29
	=======	=======	=======	=======
Weighted Average Common Shares Outstanding
Basic	7,399	7,290	7,381	7,283

Diluted	8,173	7,788	8,136	7,791

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Six Months Ended
	December 31,
	(Unaudited)
	2003	2002
Cash Flows From Operating Activities
Net income	$ 2,171	$ 2,221
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	2,357	1,519
Deferred tax provision	918	1,359
Tax benefit from exercise of stock options	326	-
Provision (benefit) for doubtful accounts	(37)	17
Changes in operating assets and liabilities:
Accounts receivable	(1,916)	(1,078)
Inventories	22	99
Prepaid expenses, other current assets and other long-term assets	(165)	(158)
Accounts payable, accrued expenses (including accrued interest),
advances from customers and other current liabilities	(148)	(68)
Net cash provided by operating activities	3,528	3,911

Cash Flows From Investing Activities
Acquisition of fixed assets, net of disposals	(461)	(381)
Capitalized software costs	(2,868)	(2,389)
Net cash used in investing activities	(3,329)	(2,770)

Cash Flows From Financing Activities
Proceeds from exercise of options	311	231

Foreign currency translation adjustments	65	14

Net increase in cash and cash equivalents	575	1,386

Cash and cash equivalents at beginning of period	7,525	3,228

Cash and cash equivalents at end of period	$ 8,100	$ 4,614
	========	========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ --	$ --
Income taxes	$ 63	$ 16

Supplemental Disclosure of Non-Cash Activities:
Fixed assets acquired under capital leases	$ 96	$ --

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock, par value $0.10 ("Common Stock"), of the Company outstanding for each period presented. For the three and six months ended December 31, 2003 and December 31, 2002, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.     RELATED PARTY TRANSACTIONS

On October 11, 2000, Fratelli Auriana, Inc. ("Fratelli"), an entity controlled by Mr. Lawrence Auriana, the Chairman of the Board of the Company and holder of more than 5% of the Company's outstanding Common Stock, committed to loan the Company up to $2,000,000, in addition to amounts previously loaned to the Company, to be drawn in multiples of $250,000, as needed by the Company. Conditions were finalized and a Loan Agreement was signed December 1, 2000 between Fratelli and the Company. On September 17, 2003, the Company and Fratelli entered into a Third Amendment to the Loan Agreement between the two parties, extending the maturity date to September 30, 2005. As of January 23, 2004, the Company has not borrowed against this loan agreement.

4.     STOCK BASED COMPENSATION PLANS

The Company accounts for stock-based employee and outside directors compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Reported net income	$ 973,000	$ 1,299,000	$ 2,171,000	$ 2,221,000

Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	-

Stock-based employee compensation determined under the fair value based method, net of related tax effects	(140,000)	(192,000)	(280,000)	(381,000)

Pro forma net income	$ 833,000	$ 1,107,000	$ 1,891,000	$ 1,840,000

Income per share:
Basic---as reported	$ 0.13	$ 0.18	$ 0.29	$ 0.30
Basic---pro forma	$ 0.11	$ 0.15	$ 0.26	$ 0.25

Diluted---as reported	$ 0.12	$ 0.17	$ 0.27	$ 0.29
Diluted---pro forma	$ 0.10	$ 0.14	$ 0.23	$ 0.24

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are included in the following table.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Weighted average fair value at date of grant for options granted during the period	$ 4.40	$ 3.85	$ 4.40	$ 4.37
Risk-free interest rates	3.31%	4.08%	3.31%	3.72%
Expected option life in years	8	8	8	5.8
Expected stock price volatility	32%	41%	32%	56%
Expected dividend yield	-0-	-0-	-0-	-0-

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of December 31, 2003, the related condensed consolidated statements of operations and comprehensive income for the three and six month periods ended December 31, 2003 and 2002, and the related condensed consolidated statements of cash flows for the six month periods ended December 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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
January 21, 2004

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

Results of Operations for the Three Months Ended December 31, 2003 as Compared to the Three Months Ended December 31, 2002

Total revenues for the quarter ended December 31, 2003 were $9,109,000, an increase of $1,104,000 or 13.8% from the same period a year ago. The change in revenues reflects quarter over quarter increases of $1,128,000 or 43.4% in the Blood Bank Division and $117,000 or 19.8% in the Operating Room Division; partially offset by decreases of $45,000 or 5.9% in the JAC Division and $96,000 or 2.4% in the Pharmacy Division.

System sales, which include proprietary software, third party software and hardware sales, for the second quarter of fiscal 2004 were $3,102,000, a decrease of $67,000 or 2.1% from $3,169,000 in the second quarter last year. The Operating Room Division reported a 5.3% decrease in system sales to $285,000 in the second quarter of fiscal year 2004 compared to $301,000 in the same period of last year. Management believes, but cannot assure, that these system sales reflect acceptance of the Division's Perioperative Solutions™ system software by both new customers and existing customers electing to migrate from the Company's older scheduling products. The JAC Division experienced a 58.9% decrease in system sales to $146,000 compared to $355,000 in fiscal year 2004 and 2003 second quarters, respectively, reflecting less migration activity during the 2004 period as the Division approaches completion of its installed base migration. The Pharmacy Division reported a 15.6% reduction in system sales to $1,696,000 during the second quarter of fiscal 2004, compared to $2,009,000 in the same period of fiscal 2003. This decrease in system sales reflects less migration activity of the Division's installed base to its WORx™ product. The Blood Bank Division reported a 93.5% increase in systems sales to $975,000 during the second quarter of fiscal 2004, from $504,000 in the second quarter of 2003. The increase in system sales is primarily the result of initial installed base migrations from the Division's legacy systems to its new transfusion blood bank software solution, HCLL™ , initially released during the fourth quarter of fiscal 2003. Management believes, but cannot give any assurance, that system sales of Perioperative Solutions, MediCOE™, MediMAR™ and HCLL will continue to increase as a result of continued marketing efforts of these products by the Company.

Service revenues, which include recurring software support, implementation, training and validation services, were $6,007,000 during the second quarter of fiscal 2004, an increase of $1,171,000 or 24.2%, compared to $4,836,000 during the same period a year ago. All Divisions reported increased service revenues compared to the second quarter of fiscal year 2003, reflecting a rise in implementation and installation activities primarily related to system sales completed during the previous fiscal year and first quarter of fiscal year 2004 as well as an increase in annual support fees generated from new customers joining the Company's installed base. In addition, the Blood Bank Division continued to provide services to assist customers with their FDA required validation processes identified during the last half of fiscal year 2003. The rise in service revenues includes increases of $659,000 or 31.4% in the Blood Bank Division; $217,000 or 10.1% in the Pharmacy Division; $133,000 or 45.6% in the Operating Room Division; and $162,000 or 39.3% in the JAC Division. Management believes, but cannot give any assurance, that as system sales continue to increase, corresponding service revenues will also increase.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers as part of a complete system offering and excludes amortization of capitalized software. Cost of systems increased $1,000 or 0.1% to $611,000 during the second quarter of fiscal year 2004, from $610,000 in the same period a year ago. The gross margin on system sales was 80.3% and 80.8% during the quarters ended December 31, 2003 and 2002, respectively. These margins can fluctuate as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services increased $244,000 or 16.2% to $1,747,000 in the second quarter of fiscal 2004 as compared to $1,503,000 in the same period a year ago. The increase in cost of services is primarily attributed to increases in implementation personnel as the Company increases staff levels in preparation of the rollout of its new MediMAR, MediCOE and HCLL products. An increase in implementation of extended service activities, which typically results in higher gross margin, as a proportion of total service revenues, resulted in an increase in service revenue gross margin to 70.9% during the second quarter of fiscal 2004 compared to 68.9% in same period of fiscal year 2003. Management believes, but cannot assure, that demand for its contracted services will continue to be strong and cannot assure that cost of services as a percentage of service revenue will remain consistent with its current utilization rates.

Amortization of capitalized software increased $439,000 or 95.4%, to $899,000 in the second quarter of fiscal 2004 compared to $460,000 in the same period of 2003. This increase is primarily due to increased amortization of capitalized software costs related to the Blood Bank Division's new transfusion product (HCLL) which reached commercialization in the fourth quarter of fiscal 2003 as well as amortization of capitalized software costs related to the MediCOE product released by the Pharmacy Division during the first quarter of fiscal year 2004. MediCOE is a Clinician Order Entry application that allows clinicians to enter medication orders and drug therapy information directly into the Pharmacy Division's WORx product using internet technology.

Software development costs include non-capitalized salaries, consulting, documentation, office and other related expenses incurred in product development activities. Software development costs increased $28,000 or 3.4% to $841,000 for the quarter ended December 31, 2003 compared to $813,000 the same quarter a year ago. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $2,325,000 during the second quarter of fiscal year 2004, compared to $1,985,000 in the same period in the prior year, an increase of $340,000 or 17.1%. This increase primarily reflects increases of $495,000 and $58,000 in expenditures in the Pharmacy Division and JAC, respectively, partially offset by reductions of $50,000 and $163,000 in the Blood Bank and Operating Room Divisions, respectively. The increased software development expenditures in the Pharmacy Division reflects continued investment in MediCOE and MediMAR, two development projects targeted to clinicians. Development of MediCOE and MediMAR began ramping up during the second quarter of the prior fiscal year. Management believes, but cannot assure, that investments in development activities will continue in all of its Divisions.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus and insurance expenses; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A for the quarter ended December 31, 2003 was $3,536,000, an increase of $390,000 or 12.4%, compared to $3,146,000 in the second quarter of fiscal 2003. This increase reflects higher commissions associated with increased revenues, increased legal and marketing expenses and a rise in general business and medical insurance expenses. Management anticipates, but cannot assure, a continued rise in SG&A expenses as it continues to enhance the Company's resources and infrastructure to support anticipated growth trends.

During the quarter ended December 31, 2002 of fiscal 2003, the Company received $614,000 arising out of the class action settlement of In re First DataBank Direct Antitrust Litigation (the "Class Action"). This amount excluded professional, legal fees, and other Company borne expenses associated with this action, all of which were expensed. Class actions had been brought on behalf of persons who purchased electronic drug information databases containing clinical, pricing, or other information on prescription or non-prescription pharmaceutical drugs or services, products or software related thereto (collectively, the "Drug Information Databases") directly from First DataBank, Inc. ("FDB") in the United States. The actions alleged violations of the antitrust laws with respect to the pricing of the Drug Information Databases. As a purchaser of Drug Information Databases from the defendants in the class actions, the Company was entitled to participate in the court approved settlement. This settlement represented partial reimbursement of prior period operating costs.

Net income was $973,000 during the second quarter of fiscal year 2004, compared to $1,299,000 in the same period a year ago. Prior year net income includes pretax proceeds of $614,000 from the Class Action settlement previously discussed.

Results of Operations for the Six Months Ended December 31, 2003 as Compared to the Six Months Ended December 31, 2002

Total revenues for the six months ended December 31, 2003 were $18,120,000, an increase of $2,129,000 or 13.3% from the prior year's first six months' total of $15,991,000. The change in the first six months revenues reflects increases at the Blood Bank Division of $2,782,000 or 55.9%, at the Operating Room Division of $429,000 or 50.1%, and at JAC of $18,000 or 1.4%. These increases were partially offset by a reduction in revenues of $1,100,000 or 12.4% at the Pharmacy Division.

System sales for the six months ended December 31, 2003 decreased by $755,000 or 11.4% to $5,840,000 compared to $6,595,000 in the first half of fiscal 2003. The Operating Room Division reported a 59.3% increase in system sales to $478,000 in the first six months of fiscal 2004 compared to $300,000 in the same period of last year. Management believes, but cannot assure, that this change reflects the acceptance of the Division's Perioperative Solutions system software by both new customers and existing customers migrating from earlier software solutions. The JAC Division experienced a 40.0% decrease in system sales to $306,000 compared to $510,000 during the first six months of fiscal 2004 and 2003, respectively, reflecting less migration activity. The Pharmacy Division reported system sales of $2,807,000 during fiscal 2004, down 43.1% from $4,935,000 in the same period of fiscal 2003. Prior year Pharmacy Division system sales reflect two significant Integrated Delivery Network contracts signed during the first quarter of fiscal 2003 which represent the primary reason for the sales variance. During the first quarter of fiscal 2004, the Pharmacy Division successfully released and subsequently signed its initial contract for its MediCOE product, a Clinician Order Entry application. MediCOE allows clinicians to enter medication orders and manage drug therapy directly into the Pharmacy Division's WORx product using internet technology. The Blood Bank Division reported systems sales of $2,249,000 during the first six months of fiscal 2004, up 164.6% from $850,000 during the same period in the previous year. The increase in Blood Bank Division system sales is the result of initial customer migrations to the Division's transfusion blood bank software solution, HCLL. Management believes, but cannot give any assurance, that system sales of Perioperative Solutions, HCLL and MediCOE will continue to increase as a result of continued marketing efforts of these products by the Company.

Service revenues increased $2,884,000, or 30.7%, to $12,280,000 during the first half of fiscal 2004 as compared to service revenues of $9,396,000 during the same period a year ago. Consistent with the discussion of quarterly results above, all Divisions had increased service revenues during fiscal 2004 compared to fiscal 2003, reflecting a rise in implementation and installation activities and an increase of annual support fees generated from new customers joining the Company's installed base. In addition, the Blood Bank Division provided services during the first half of fiscal 2004 to assist customers with their FDA required validation processes identified during the last half of fiscal year 2003.

Cost of systems declined $100,000 or 8.3% to $1,102,000 in the first six months of fiscal 2004 compared to $1,202,000 in the same period of fiscal 2003. The gross margin on system sales was 81.1% for the six months ended December 31, 2003 compared to 81.8% in the same period last year. As previously discussed, these margins can fluctuate as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.

Cost of services increased 16.4% or $492,000, to $3,494,000 in the first six months of fiscal 2004 compared to $3,002,000 in the same period a year ago. As described in the quarterly results analysis, the increase in cost of services is primarily attributed to increases in implementation personnel as the Company increases staff levels for the rollout of its new MediMAR, MediCOE and HCLL products. Gross margin on service revenues rose to 71.5% during the six months of fiscal 2004 compared to 68.1% in the first half of fiscal 2003.

Amortization of capitalized software increased $838,000 or 91.1%, to $1,758,000 during the first half of fiscal 2004 compared to $920,000 in the same period of 2003. As previously discussed, this increase is primarily due to increased amortization of capitalized software costs related to the Company's HCLL and MediCOE products.

Software development costs increased $4,000 or 0.3% to $1,565,000 during the first half of fiscal 2004 compared to $1,561,000 in the same period a year ago. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $4,433,000 during the first six months of fiscal year 2004, compared to $3,950,000 in the same period a year ago, an increase of $483,000 or 12.2%. This increase reflects increases of $886,000 and $59,000 in expenditures in the Pharmacy Division and JAC, respectively, partially offset by reductions of $154,000 and $308,000 in the Blood Bank and Operating Room Divisions, respectively. As previously discussed, the increased software development expenditures in the Pharmacy Division reflects continued investment in the MediCOE and MediMAR products.

SG&A expenses increased $465,000 or 7.3% to $6,818,000 for the six months ended December 31, 2003, compared to $6,353,000 for the same period a year ago. As previously discussed, this increase reflects higher commissions associated with increased revenues, increased legal and marketing expenses and a rise in general business and medical insurance expenses.

Net income during the first six months of fiscal 2004 was $2,171,000 compared to $2,221,000 in the same period a year ago. Net income in the prior year includes pretax proceeds of $614,000 from the Class Action settlement previously discussed.

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash and cash equivalents of $8,100,000 compared to cash and cash equivalents of $7,525,000 at June 30, 2003. At December 31, 2003, working capital was $7,024,000 and the current ratio was 1.62:1 compared to $4,241,000 and 1.37:1 at June 30, 2003.

Cash provided by operating activities was $3,528,000 during the first six months of fiscal year 2004 compared to $3,911,000 during the same period a year ago. The decrease in cash provided by operating activities primarily reflects a rise in accounts receivable resulting from increased revenues and a decrease in the deferred tax provision, partially offset by an increase in the amortization of capitalized software development costs and by tax benefits from stock option activity.

Cash used in investing activities was $3,329,000 and $2,770,000 during the six months ended December 31, 2003 and 2002, respectively, reflecting the Company's ongoing investment in software development projects and the acquisition of fixed assets. Of amounts invested, the Company capitalized $2,868,000 and $2,389,000 of product development costs during the six months ended December 31, 2003 and 2002, respectively.

Cash provided by financing activities during the six months ended December 31, 2003 and 2002 was $311,000 and $231,000, respectively, related to proceeds from the exercise of options.

The Company's liquidity is influenced by its ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of healthcare information system providers. The factors that may affect liquidity are the Company's ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company's existing line of products, management believes that current available funds, cash generated from operations and a $2,000,000 line of credit from Fratelli Auriana, Inc. ("Fratelli") will provide sufficient liquidity to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs and investment options. Currently, there are no plans for additional outside financing.

The Company owes $1,402,000 to the Chairman of the Board of Directors/Significant Shareholder of the Company which amount accrues interest at 1/4% over prime per annum. At December 31, 2003, the interest rate on this obligation was 4.0%. On October 11, 2000, the original note plus accrued interest was changed from a demand note to a long-term note collateralized by the trade accounts receivable of Digimedics. In October 2000, Fratelli, an entity controlled by the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. On September 17, 2003, the Company and Fratelli entered into a Third Amendment to the Loan Agreement between the two parties, extending the maturity date to September 30, 2005. As of January 23, 2004, the Company has not borrowed against this loan agreement. Management does not anticipate, but can not assure, drawing on this facility in the foreseeable future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

New Accounting Pronouncements

None.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK.

The Company does not currently have any material exposure to foreign currency transaction gains or losses. However, the Company does have some exposure to foreign currency rate fluctuations arising from sales made to customers in the United Kingdom. These transactions are made by the Company's U.K.-based, wholly owned subsidiary which transacts business in the local functional currency. To date, the Company has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

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

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

During the quarter, the Company responded to a lawsuit filed in the District Court of Johnson County, Kansas, by Michelle D. Wright-Starns, a former employee, claiming breach of contract and unpaid vacation in the amount of approximately $223,000. The Company believes that her claims are without merit. The Company intends to vigorously defend itself against her claims.

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)     Annual Meeting of Shareholders, December 3, 2003

(b)     Directors elected to serve three year terms:

Lawrence Auriana
Jonathan H. Churchill
John Gorman, M.D.
Clinton G. Weiman, M.D.

        Directors whose term of office continued after the meeting:

Roger Clark
Hans Utsch
Philip H. Coelho
Robert F. Sanville
Joseph Delario
Walter Kowsh, Jr.
George Barry

(c)     (1) Election of Directors

Lawrence Auriana	6,880,397 for	73,419 against	0 withheld
Jonathan H. Churchill	6,880,397 for	73,419 against	0 withheld
John Gorman, M.D.	6,389,046 for	506,170 against	0 withheld
Clinton G. Weiman, M.D.	6,821,797 for	43,419 against	0 withheld

(2) Proposal to amend the Company's Certificate of Incorporation to increase authorized shares of Common Stock, Par Value $.10, from 12,000,000 to
   25,000,000

6,659,087 for	235,346 against	783 abstained

(3) Proposal to adopt the 2003 Equity Incentive Plan

3,451,348 for	227,703 against	6,979 abstained

(4) Proposal to ratify the appointment of Eisner LLP as certified public accountants of the Company for the year ended June 30, 2004

6,866,621 for	23,024 against	5,571 abstained

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

Exhibit 10.50	Amendment dated January 16, 2004 to Employment Agreement between Mediware Information Systems, Inc. and George J. Barry
Exhibit 11	Schedule of Computation of Net Earnings Per Share
Exhibit 15	Letter of awareness from Eisner LLP dated January 21, 2004 concerning unaudited interim financial information
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

(b)     Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MEDIWARE INFORMATION SYSTEMS, INC.
                                                                       (Registrant)

January 26, 2004                      /s/   GEORGE J. BARRY
          Date                                        GEORGE J. BARRY
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

January 26, 2004                      /s/   JILL H. SUPPES
          Date                                        JILL H. SUPPES
                                                           CHIEF FINANCIAL OFFICER

EXHIBIT 10.50

AMENDMENT TO EMPLOYMENT AGREEMENT

THIS AMENDMENT TO EMPLOYMENT AGREEMENT (hereinafter "this Amendment") is made this 16th day of January 2004 between Mediware Information Systems, Inc. (hereinafter "the Company") and George J. Barry (hereinafter "the Executive").

WHEREAS, the Company and the Executive are party to the Employment Agreement dated January 29, 2001 ("Employment Agreement");

WHEREAS, pursuant to the terms of that Employment Agreement the Term of Employment (as defined in the Employment Agreement) initially ran through January 29, 2004 and thereafter renewed for successive one-year terms unless proper prior written notice of non-renewal was tendered by either the Company or the Executive;

WHEREAS, proper notice of non-renewal has been tendered so that the Employment Agreement would expire by its terms on January 29, 2004;

WHEREAS, the parties desire to extend the Term of Employment under the Employment Agreement to provide for continued employment of the Executive while the parties negotiate the terms of a new employment agreement;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements hereinafter set forth, the Company and Executive hereby agree as follows:

1. Section 2 of the Employment Agreement is hereby amended and restated in its entirety as follows:

2. Term of Employment. The Employment hereunder shall be for a term (the "Term of Employment") commencing on the date hereof and ending on September 30, 2004 (the "Expiration Date").

2. Section 4(d) of the Employment Agreement is hereby amended and restated in its entirety as follows:

(d) Termination Without Cause. The Executive shall have the right to terminate the Executive's employment without cause at any time upon ninety (90) days prior written notice. The Company shall have the right to terminate the Executive's employment without cause at any time upon one hundred eighty (180) days prior written notice.

3. Section 10(b) of the Employment Agreement is hereby amended and restated in its entirety as follows:

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
11711 West 79th Street
Lenexa, Kansas 66214

If to the Executive:

George J. Barry
845 North 1909 Road
Lecompton, Kansas 66050

or to such other address as either party may designate by notice to the other, which notice shall be deemed to have been given upon receipt.

4. All references in the Agreement to the term "Agreement" shall be deemed to refer to the Agreement referenced in, and as amended by, this Agreement.

5. This Amendment amends and is part of the Agreement, and the Agreement and this Amendment shall henceforth be read together and shall constitute the Agreement. Except as otherwise set forth herein, the Agreement shall remain in full force and effect

IN WITNESS WHEREOF, the parties have caused this Amendment to be executed on the date first above written.

MEDIWARE INFORMATION SYSTEMS, INC.	EXECUTIVE

By: /s/ Lawrence Auriana	/s/ George J. Barry
Lawrence Auriana Chairman	George J. Barry

EXHIBIT 11

Schedule of Computation of Net Earnings Per Share

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2003	2002	2003	2002

Basic Earnings Per Share

Net earnings	$ 973,000	$ 1,299,000	$ 2,171,000	$ 2,221,000

Weighted-average Common Shares:
Outstanding	7,399,000	7,290,000	7,381,000	7,283,000

Basic Earnings Per Share	$ 0.13	$ 0.18	$ 0.29	$ 0.30

Diluted Earnings Per Share

Net earnings	$ 973,000	$ 1,299,000	$ 2,171,000	$ 2,221,000

Weighted-average Common Shares:
Outstanding	7,399,000	7,290,000	7,381,000	7,283,000

Options and Warrants	774,000	498,000	755,000	508,000

	8,173,000	7,788,000	8,136,000	7,791,000

Diluted Earnings Per Share	$ 0.12	$ 0.17	$ 0.27	$ 0.29

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim condensed consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of December 31, 2003 and for the three and six month periods ended December 31, 2003 and 2002, as indicated in our review report dated January 21, 2004; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, is incorporated by reference in the Registration Statements on Form S-8 (No. 333-07591 and No. 333-83016).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 and 11 of that Act.

Eisner LLP

New York, New York
January 21, 2004

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

Date: January 26, 2004

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

Date: January 26, 2004

/s/ Jill H. Suppes
------------------------
     Jill H. Suppes
     Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report on Form 10-Q (the "Form 10-Q") of Mediware Information Systems, Inc. for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her respective knowledge:

    The Report fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: January 26, 2004	/s/ George J. Barry
---------------------------------
George J. Barry Chief Executive Officer

Dated: January 26, 2004	/s/ Jill H. Suppes
---------------------------------
Jill H. Suppes Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Mediware Information Systems, Inc. and will be retained by Mediware Information Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.