Form 10-Q
period 2004-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2004-04-29
CIK 874733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 23, 2004, there were 7,495,771 shares of Common Stock, $.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

PART I     FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	March 31,	June 30,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 9,171	$ 7,525
Accounts receivable (net of allowance of $618 and $557, respectively)	10,251	7,180
Inventories	220	246
Deferred income taxes	376	319
Prepaid expenses and other current assets	700	546
Total current assets	20,718	15,816

Fixed assets, net	1,332	1,212
Capitalized software costs, net	17,952	16,401
Goodwill, net	4,520	4,667
Purchased technology, net	249	591
Other long term assets	110	119
Total Assets	$ 44,881	$ 38,806
	========	========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,776	$ 1,995
Current portion of note payable	22	-
Advances from customers	8,069	6,907
Accrued expenses and other current liabilities	2,689	2,673
Total current liabilities	12,556	11,575

Notes payable and accrued interest payable to a related party	1,410	1,387
Note payable	60	-
Deferred income taxes	2,553	1,909
Total liabilities	16,579	14,871

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 25,000,000
shares; 7,544,000 and 7,358,000 shares issued and
outstanding at March 31, 2004 and June 30, 2003, respectively	754	736
Additional paid-in capital	25,508	23,999
Retained earnings (accumulated deficit)	1,948	(784)
Accumulated other comprehensive income (loss)	92	(16)
Total stockholders' equity	28,302	23,935
Total Liabilities and Stockholders' Equity	$ 44,881	$ 38,806
	========	========

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Revenues
System sales	$ 3,333	$ 2,898	$ 9,173	$ 9,493
Services	5,987	5,289	18,267	14,685
Total revenues	9,320	8,187	27,440	24,178

Cost and Expenses
Cost of systems (exclusive of amortization)	876	769	1,978	1,971
Cost of services (exclusive of amortization)	2,034	1,664	5,528	4,666
Amortization of capitalized software	936	481	2,694	1,401
Software development costs	786	678	2,351	2,239
Selling, general and administrative	3,848	2,964	10,666	9,317
Proceeds from settlement	-	-	-	(614)
Total costs and expenses	8,480	6,556	23,217	18,980

Operating income	840	1,631	4,223	5,198

Interest and other income	40	(5)	136	30
Interest and other (expense)	(15)	(13)	(35)	(37)

Income before income taxes	865	1,613	4,324	5,191

Income tax provision	(304)	(614)	(1,592)	(1,971)

Net Income	561	999	2,732	3,220

Other Comprehensive Income
Foreign currency translation adjustment	43	(9)	108	5

Comprehensive Income	$ 604	$ 990	$ 2,840	$ 3,225
	=======	=======	=======	=======
Net income per Common Share
Basic	$ 0.07	$ 0.14	$ 0.37	$ 0.44
	=======	=======	=======	=======
Diluted	$ 0.07	$ 0.13	$ 0.33	$ 0.41
	=======	=======	=======	=======
Weighted Average Common Shares Outstanding
Basic	7,487	7,304	7,416	7,290

Diluted	8,215	7,878	8,162	7,818

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Nine Months Ended
	March 31,
	(Unaudited)
	2004	2003
Cash Flows From Operating Activities
Net income	$ 2,732	$ 3,220
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	3,589	2,290
Deferred tax provision	1,544	1,973
Loss on disposal of fixed assets	-	18
Provision for doubtful accounts	120	7
Changes in operating assets and liabilities:
Accounts receivable	(3,191)	(1,010)
Inventories	26	112
Prepaid expenses, other current assets and other long-term assets	(145)	(63)
Accounts payable, accrued expenses (including accrued interest),
advances from customers and other current liabilities	982	52
Net cash provided by operating activities	5,657	6,599

Cash Flows From Investing Activities
Acquisition of fixed assets, net of disposals	(673)	(530)
Capitalized software costs	(4,245)	(3,661)
Net cash used in investing activities	(4,918)	(4,191)

Cash Flows From Financing Activities
Proceeds from exercise of options	717	236
Proceeds from issuance of note payable	89	-
Principal payments on note payable	(7)	-
Net cash provided by financing activities	799	236

Foreign currency translation adjustments	108	5

Net increase in cash and cash equivalents	1,646	2,649

Cash and cash equivalents at beginning of period	7,525	3,228

Cash and cash equivalents at end of period	$ 9,171	$ 5,877
	========	========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 87	$ 14

Supplemental Disclosure of noncash activities:
Additional paid-in capital recorded for tax benefit from exercise of stock options	$ 810	-

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2003 included in the Company's Annual Report filed on Form 10-K for such year.

The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock, par value $.10 ("Common Stock"), of the Company outstanding for each period presented. For the three and nine months ended March 31, 2004 and 2003, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.     RELATED PARTY TRANSACTIONS

On October 11, 2000, Fratelli Auriana, Inc. ("Fratelli"), an entity controlled by Mr. Lawrence Auriana, the Chairman of the Board of the Company and holder of more than 5% of the Company's outstanding Common Stock, committed to loan the Company up to $2,000,000, in addition to amounts previously loaned to the Company, to be drawn in multiples of $250,000, as needed by the Company. Conditions were finalized and a Loan Agreement was signed December 1, 2000 between Fratelli and the Company. On September 17, 2003, the Company and Fratelli entered into a Third Amendment to the Loan Agreement between the two parties, extending the maturity date to September 30, 2005. As of March 31, 2004, the Company has not borrowed against this loan agreement.

4.     STOCK BASED COMPENSATION PLANS

The Company accounts for stock-based employee and outside directors' compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Reported net income	$ 561,000	$ 999,000	$ 2,732,000	$ 3,220,000

Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-	-	-

Stock-based employee compensation determined under the fair value based method, net of related tax effects	(180,000)	(208,000)	(461,000)	(605,000)

Pro forma net income	$ 381,000	$ 791,000	$ 2,271,000	$ 2,615,000

Income per share:
Basic---as reported	$ 0.07	$ 0.14	$ 0.37	$ 0.44
Basic---pro forma	$ 0.05	$ 0.11	$ 0.31	$ 0.36

Diluted---as reported	$ 0.07	$ 0.13	$ 0.33	$ 0.41
Diluted---pro forma	$ 0.05	$ 0.10	$ 0.28	$ 0.34

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are included in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Weighted average fair value at date of grant for options granted during the period	$ 13.73	$8.86	$10.93	$ 8.11
Risk-free interest rates	2.7% - 3.3%	2.3% - 2.4%	2.7% - 3.3%	4.0%
Expected option life in years	4	10	4 - 8	10
Expected stock price volatility	32%	55%	32%	55%
Expected dividend yield	-0-	-0-	-0-	-0-

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of March 31, 2004, the related condensed consolidated statements of operations and comprehensive income for the three and nine month periods ended March 31, 2004 and 2003, and the related condensed consolidated statements of cash flows for the nine month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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
April 23, 2004

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements made in or incorporated into this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission from time to time. Words such as "believes," "achieve," "anticipates", "plans", and similar expressions identify forward-looking statements. These forward-looking statements are based on the current beliefs of the Company (including its subsidiaries). Because these forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third-party software, (iii) dependence on third-party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulation on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties, (x) risks associated with migrating customers from legacy to new products, and (xi) risks associated with the development, marketing and sale of new software products. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company does not intend to update publicly any forward-looking statements.

Results of Operations for the Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2003

Total revenues for the three months ended March 31, 2004 were $9,320,000, an increase of $1,133,000 or 13.8% from the same period a year ago. The change in revenues reflects quarter over quarter increases of $444,000 or 15.3% in the Blood Bank Division, $397,000 or 10.0% in the Pharmacy Division, $166,000 or 37.0% in the Operating Room Division, and $126,000 or 14.4% in the JAC Division.

System sales, which include proprietary software, third party software and hardware sales, for the three months ended March 31, 2004 were $3,333,000, an increase of $435,000 or 15.0% from the same period a year ago. The Blood Bank Division reported system sales of $601,000 for the three months ended March 31, 2004, an increase of $91,000 or 17.8% over the same period a year ago. The increase reflects new customers along with the continued initial migration by the Division's installed customer base from legacy systems to its new transfusion blood bank software solution, HCLL™ .. During the quarter, the Company modified its marketing approach to the customer migration plan. This was done to accommodate customer capital budget cycles, and while the change had the effect of delaying migration revenue, management believes, but cannot assure, that the change will benefit the long-term market opportunity and provide better customer satisfaction. The Pharmacy Division reported system sales of $2,239,000 for the three months ended March 31, 2004, an increase of $452,000 or 25.3% over the same period a year ago. The increase primarily reflects sales relating to a database upgrade required for all installed base users completed during the quarter. This was partially offset by a decrease of WORx™ licenses related to less migration activity of the Division's installed customer base from legacy systems to the WORx software solution compared to the prior year. The Operating Room Division reported system sales of $204,000 for the three months ended March 31, 2004, an increase of $27,000 or 15.3% over the same period a year ago. The increase reflects the continued marketing efforts for the Division's Perioperative Solutions™ product. The JAC Division reported system sales of $289,000 for the three months ended March 31, 2004, a decrease of $135,000 or 31.8% over the same period a year ago. The decrease reflects less migration activity during the 2004 period as the Division approaches completion of its installed customer base migration. Management believes, but cannot give any assurance, that system sales of HCLL, MediCOE™ , MediMAR™ and Perioperative Solutions will increase as the Company further develops its marketing strategies for these products.

Service revenues, which include recurring software support, implementation, training and validation services, were $5,987,000 during the three months ended March 31, 2004, an increase of $698,000 or 13.2% from the same period a year ago. The Blood Bank Division reported service revenues of $2,739,000, an increase of $353,000 or 14.8% over the same period a year ago. The Pharmacy Division reported service revenues of $2,128,000 for the three months ended March 31, 2004, a decrease of $55,000 or 2.5% from the same period a year ago. The Operating Room Division reported service revenues of $411,000 for the three months ended March 31, 2004, an increase of $139,000 or 51.1% over the same period a year ago. The JAC Division reported service revenues of $709,000 for the three months ended March 31, 2004, an increase of $261,000 or 58.3% over the same period a year ago. The increases for the Blood Bank, Operating Room and JAC Divisions reflect additional implementation and installation activities relating to sales completed during the first and second quarter of fiscal year 2004 along with increases in annual support renewal rates. Management believes, but cannot give any assurance, that as system sales continue to increase, corresponding service revenues will also increase.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers as part of a complete system offering and excludes amortization of capitalized software. Cost of systems was $876,000 for the three months ended March 31, 2004, an increase of $107,000 or 13.9% over the same period a year ago. The gross margin on system sales was 73.7% and 73.5% for the three months ended March 31, 2004 and 2003, respectively. These margins can fluctuate as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.

Cost of services includes the salaries and direct expenses of the client service function. Cost of services was $2,034,000 for the three months ended March 31, 2004, an increase of $370,000 or 22.2% over the same period a year ago. The gross margin on service revenue was 66.0% and 68.5% for the three months ended March 31, 2004 and 2003, respectively. The increase in cost of services and the decline in gross margin on service revenues reflect increases in implementation personnel and related training costs as the Company increases staff levels to address the rollout of the HCLL, MediMAR, and MediCOE products. Management believes, but cannot assure, that demand for its contracted services will be strong and that cost of services as a percentage of service revenue will remain consistent.

Amortization of capitalized software was $936,000 for the three months ended March 31, 2004, an increase of $455,000 or 94.6% over the same period a year ago. The increase is primarily due to increased amortization of capitalized software costs related to the Blood Bank Division's transfusion product, HCLL, which reached commercialization in the fourth quarter of fiscal 2003 as well as amortization of capitalized software costs related to the MediCOE product released by the Pharmacy Division during the first quarter of fiscal year 2004.

Software development costs include non-capitalized salaries, consulting, documentation, office and other related expenses incurred in product development activities. Software development costs were $786,000 for the three months ended March 31, 2004, an increase of $108,000 or 15.9% over the same period a year ago. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $2,163,000 for the three months ended March 31, 2004, an increase of $213,000 or 10.9% over the same period a year ago. The increase primarily reflects increases of $276,000 and $70,000 in expenditures in the Pharmacy Division and the JAC Division, respectively, partially offset by reductions of $19,000 and $114,000 in the Blood Bank Division and Operating Room Division, respectively. The increased software development expenditures in the Pharmacy Division reflect continued investment in the MediCOE and MediMAR development projects.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus and insurance expenses; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A for the three months ended March 31, 2004 was $3,848,000, an increase of $884,000 or 29.8% over the same period a year ago. The increase primarily reflects higher commissions associated with increased revenues; increased legal expense related to customer contracting, general business issues and employee and employment issues; marketing expenses for the Company's new products, and a rise in general business and medical insurance expenses. Management anticipates, but cannot assure, a continued rise in SG&A expenses, exclusive of legal expenses, as it continues to enhance the Company's resources and infrastructure to support anticipated growth trends.

Net income was $561,000 for the three months ended March 31, 2004, compared to $999,000 in the same period a year ago.

Results of Operations for the Nine Months Ended March 31, 2004 as Compared to the Nine Months Ended March 31, 2003

Total revenues for the nine months ended March 31, 2004 were $27,440,000, an increase of $3,262,000 or 13.5% from the same period a year ago. The change in revenues reflects increases of $3,227,000 or 41.0% in the Blood Bank Division, $594,000 or 45.5% in the Operating Room Division, and $144,000 or 6.6% in the JAC Division; partially offset by a decrease of $703,000 or 5.5% in the Pharmacy Division.

System sales for the nine months ended March 31, 2004 were $9,173,000, a decrease of $320,000 or 3.4% from the same period a year ago. The Blood Bank Division reported system sales of $2,850,000 for the nine months ended March 31, 2004, an increase of $1,490,000 or 109.6% over the same period a year ago. The increase reflects new customers along with the continued initial migration by the Division's installed customer base from legacy systems to its new transfusion blood bank software solution, HCLL. The Pharmacy Division reported system sales of $5,046,000 for the nine months ended March 31, 2004, a decrease of $1,676,000 or 24.9% over the same period a year ago. The decrease in Pharmacy Division system sales reflects two significant Integrated Delivery Network contracts signed during the first quarter of fiscal 2003. During the first quarter of fiscal 2004, the Pharmacy Division successfully released and subsequently signed its initial contract for its MediCOE product. MediCOE allows clinicians to enter medication orders and manage drug therapy directly into the Pharmacy Division's WORx product using internet technology. The Operating Room Division reported system sales of $681,000 for the nine months ended March 31, 2004, an increase of $204,000 or 42.8% over the same period a year ago. The increase reflects the continued marketing efforts of the Division's Perioperative Solutions product. The JAC Division reported system sales of $596,000 for the nine months ended March 31, 2004, a decrease of $338,000 or 36.2% over the same period a year ago. The decrease reflects less migration activity during the 2004 period as the Division approaches completion of its installed customer base migration. Management believes, but cannot give any assurance, that system sales of Perioperative Solutions, MediCOE, MediMAR and HCLL will continue to increase as a result of continued marketing efforts for these products by the Company.

Service revenues for the nine months ended March 31, 2004 were $18,267,000, an increase of $3,582,000 or 24.4% from the same period a year ago. The Blood Bank Division reported service revenues of $8,250,000 for the nine months ended March 31, 2004, an increase in service revenues of $1,737,000 or 26.7% over the same period a year ago. The increase reflects an increase in annual support fees and an increase in implementation and installation activities. The Pharmacy Division reported service revenues of $7,065,000 for the nine months ended March 31, 2004, an increase of $973,000 or 16.0% over the same period a year ago. The increase reflects an increase in implementation and installation activities. The Operating Room Division reported service revenues of $1,218,000 for the nine months ended March 31, 2004, an increase of $390,000 or 47.1% over the same period a year ago. The increase reflects additional implementation and installation activities. The JAC Division reported service revenues of $1,734,000 for the nine months ended March 31, 2004, an increase of $482,000 or 38.5% over the same period a year ago. The increase reflects additional implementation and installation activities.

Cost of systems for the nine months ended March 31, 2004 was $1,978,000, an increase of $7,000 or 0.4% from the same period a year ago. The gross margin on system sales was 78.4% and 79.2% for the nine months ended March 31, 2004 and 2003, respectively. These margins can fluctuate as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.

Cost of services for the nine months ended March 31, 2004 were $5,528,000, an increase of $862,000 or 18.5% from the same period a year ago. The gross margin on service revenue was 69.7% and 68.2% during the nine months ended March 31, 2004 and 2003, respectively. The increase in cost of services reflects increases in implementation personnel and related training costs as the Company increases staff levels in preparation of the rollout of its MediMAR, MediCOE and HCLL products.

Amortization of capitalized software for the nine months ended March 31, 2004 was $2,694,000, an increase of $1,293,000 or 92.3% from the same period a year ago. This increase is primarily due to increased amortization of capitalized software costs related to the Blood Bank Division's transfusion product (HCLL) which reached commercialization in the fourth quarter of fiscal 2003 as well as amortization of capitalized software costs related to the MediCOE product released by the Pharmacy Division during the first quarter of fiscal year 2004.

Software development costs for the nine months ended March 31, 2004 were $2,351,000, an increase of $112,000 or 5.0% from the same period a year ago. Total expenditures for software development, including both capitalized and non-capitalized portions and excluding amortization of capitalized software, were $6,596,000 during the nine months ended March 31, 2004, an increase of $696,000 or 11.8% from the same period a year ago. This increase primarily reflects increases of $1,070,000 and $127,000 in expenditures in the Pharmacy Division and the JAC Division, respectively, partially offset by decreases of $172,000 and $329,000 in the Blood Bank Division and Operating Room Division, respectively. The increased software development expenditures in the Pharmacy Division reflect continued investment in the MediCOE and MediMAR development projects.

SG&A expenses for the nine months ended March 31, 2004 were $10,666,000, an increase of $1,349,000 or 14.5% over the same period a year ago. The increase primarily reflects higher commissions associated with increased revenues; increased legal expense related to customer contracting, general business issues and employee and employment issues; marketing expenses for the Company's new products, and a rise in general business and medical insurance expenses. Management anticipates, but cannot assure, a continued rise in SG&A expenses as it continues to enhance the Company's resources and infrastructure to support anticipated growth trends.

During the quarter ended December 31, 2002 of fiscal 2003, the Company received $614,000 arising out of the class action settlement of In re First DataBank Direct Antitrust Litigation (the "Class Action"). This amount excluded professional, legal fees, and other Company borne expenses associated with this action, all of which were expensed. The Class Action was brought on behalf of persons who purchased electronic drug information databases containing clinical, pricing, or other information on prescription or non-prescription pharmaceutical drugs or services, products or software related thereto (collectively, the "Drug Information Databases") directly from First DataBank, Inc. in the United States. The actions alleged violations of the antitrust laws with respect to the pricing of the Drug Information Databases. As a purchaser of Drug Information Databases from the defendants in the Class Action, the Company was entitled to participate in the court-approved settlement. This settlement represented partial reimbursement of prior period operating costs.

Net income for the nine months ended March 31, 2004 was $2,732,000 compared to $3,220,000 in the same period a year ago. Net income in the prior year includes pre-tax proceeds of $614,000 from the Class Action settlement previously discussed.

Liquidity and Capital Resources

As of March 31, 2004, the Company had cash and cash equivalents of $9,171,000 compared to cash and cash equivalents of $7,525,000 at June 30, 2003. At March 31, 2004, working capital was $8,162,000 and the current ratio was 1.65:1 compared to $4,241,000 and 1.37:1 at June 30, 2003.

Cash provided by operating activities was $5,657,000 during the first nine months of fiscal year 2004 compared to $6,599,000 during the same period a year ago. The decrease in cash provided by operating activities primarily reflects a decrease in net income due to the settlement received in the prior fiscal year and discussed more fully above, a rise in accounts receivable resulting from increased revenues in the current fiscal year and a decrease in the deferred tax provision, and partially offset by an increase in the amortization of capitalized software development costs.

Cash used in investing activities was $4,918,000 and $4,191,000 during the nine months ended March 31, 2004 and 2003, respectively, reflecting the Company's ongoing investment in software development projects and the acquisition of fixed assets. Of amounts invested, the Company capitalized $4,245,000 and $3,661,000 of product development costs during the nine months ended March 31, 2004 and 2003, respectively.

Cash provided by financing activities during the nine months ended March 31, 2004 and 2003 was $799,000 and $236,000, respectively, related to proceeds from the exercise of options.

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

The Company owes $1,410,000 to the Chairman of the Board of Directors/Significant Shareholder of the Company which amount accrues interest at 1/4% over prime per annum. At March 31, 2004, the interest rate on this obligation was 4.0%. On October 11, 2000, the original note plus accrued interest was changed from a demand note to a long-term note collateralized by the trade accounts receivable of Digimedics. In October 2000, Fratelli, an entity controlled by the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. On September 17, 2003, the Company and Fratelli entered into a Third Amendment to the Loan Agreement between the two parties, extending the maturity date to September 30, 2005. As of March 31, 2004, the Company has not borrowed against this loan agreement. Management does not anticipate drawing, but cannot assure that it will not draw, on this facility in the foreseeable future.

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

New Accounting Pronouncements

None.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK.

The Company does not currently have any material exposure to foreign currency transaction gains or losses. However, the Company does have some exposure to foreign currency rate fluctuations arising from sales made to customers in the United Kingdom and Ireland. These transactions are made by the Company's U.K.-based, wholly owned subsidiary which transacts business in the local functional currency. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

ITEM 4.      CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within ninety days prior to the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors, to their knowledge, that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company is a defendant in a civil lawsuit filed in the District Court of Clay County, Missouri by Michelle D. Wright-Starns, a former employee claiming breach of contract and unpaid vacation in the amount of approximately $223,000.  This lawsuit was originally filed in Johnson County, Kansas, but it was dismissed and refiled in Missouri as a counterclaim to a lawsuit filed by the Company against Ms. Wright-Starns for violating the terms of her employment agreement with the Company. The Company believes that Ms. Wright-Starns' claims are without merit and intends to vigorously defend itself against her claims.

ITEM 5.     OTHER INFORMATION.

During the first quarter of fiscal 2003, the Company, through its professionals, requested the Internal Revenue Service ("IRS") to issue a Compliance Statement with respect to the Company's 401(k) Plan (the "Plan") by filing a Voluntary Correction of Operational Failures Application ("the VCO Application). The VCO Application process allowed the Company to identify technical deficiencies in the Plan and propose corrections to those deficiencies, which the IRS would review. In February 2004, the IRS issued a Compliance Statement to the Company in which the IRS accepted the Company's proposed corrections to the Plan without penalty or disqualification. The Company is now implementing those corrections.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits
Exhibit 10.51	Employment Agreement between Mediware Information Systems, Inc. and Don L. Jackson dated August 1, 2002
Exhibit 10.52	Employment Agreement between Mediware Information Systems, Inc. and Rob Weber dated January 26, 2004
Exhibit 11	Schedule of Computation of Net Earnings Per Share
Exhibit 14	Code of Conduct for Employees, Officers and Directors of Mediware Information Systems, Inc.
Exhibit 15	Letter of awareness from Eisner LLP dated April 23, 2004 concerning unaudited interim financial information
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

(b)     Reports on Form 8-K

The following report on Form 8-K was filed during the last quarter of the period covered by the Report: On January 26, 2004, a Form 8-K was filed by the Company in accordance with "Item 9. Regulation FD Disclosure."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MEDIWARE INFORMATION SYSTEMS, INC.
                                                                       (Registrant)

April 29, 2004                     /s/   GEORGE J. BARRY
       Date                                     GEORGE J. BARRY
                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

April 29, 2004                     /s/   JILL H. SUPPES
       Date                                     JILL H. SUPPES
                                                     CHIEF FINANCIAL OFFICER

EXHIBIT 10.51

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

4. Termination. The Company shall be entitled to terminate the Executive's employment for "Cause" at any time immediately upon delivery of written notice or for no Cause at any time upon one hundred and twenty (120) days prior written notice. Termination by the Company of the employment of the Executive for "Cause" shall mean termination based upon (i) the willful failure by the Executive to follow directions communicated to him by the President and Chief Executive Officer; (ii) the willful engaging by the Executive in conduct which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by the Executive to an act of fraud, misappropriation or embezzlement or to a felony; (iv) the Executive's habitual drunkenness or use of illegal substances; (v) a material breach by the Executive of this Agreement; or (vi) an act of gross neglect or gross misconduct which the Company deems in good faith to be good and sufficient cause. The Employee shall have the right to terminate the Executive's employment without cause at any time upon ninety (90) days prior written notice.

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

(d) Termination Without Cause by the Company. If the Company voluntarily terminates the Executive's employment with the Company pursuant to Paragraph 4 of this Agreement, the Company shall continue to pay the Executive Executive's Annual Salary during the One Hundred Twenty (120) day notice period provided for in Paragraph 4 at the rate in effect as of the day immediately preceding the commencement of the notice period, payable in equal installments consistent with the Company's normal salary payment cycles then in effect. Until the earlier of the end of the four month notice period or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

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

8. Representations by Employee. Employee agrees and represents that he shall conduct all of his responsibilities and duties hereunder on behalf of the Company in a manner that is consistent with, at all times, any confidentiality agreement, or similar agreement, he may have entered into with any prior employer or other entity, that he will not breach any such agreement.

9. Breach by Employee. Both parties recognize that the services to be rendered under this Agreement by the Executive are special, unique and extraordinary in character, and that in the event of a breach by Employee of the terms and conditions of the Agreement to be performed by him, then the Company shall be entitled, if it so elects, to institute and prosecute proceedings in any court of competent jurisdiction, either in law or in equity, to enforce the specific performance thereof by the Executive. Without limiting the generality of the foregoing, the parties acknowledge that a breach by the Executive of his obligations under Paragraph 6 or 7 would cause the Company irreparable harm, that no adequate remedy at law would be available in respect thereof and that therefore the Company would be entitled to injunctive relief with respect thereto.

10. Arbitration. Without precluding acting to obtain specific performance and/or injunctive relief pursuant to Paragraph 8 above, in the event of any dispute between the parties hereto arising out of or relating to this Agreement or the employment relationship, including, without limitation, any statutory claims of discrimination, between the Company and the Executive (except any dispute with respect to Paragraphs 6 and 7 hereof), such dispute shall be settled by arbitration in Nassau County or New York County, State of New York, or in Wyandotte County or the City of Kansas City, State of Kansas, in accordance with the National Rules for the Resolution of Employment Disputes then in effect of the American Arbitration Association. The parties hereto agree that the arbitral panel shall also be empowered to grant injunctive relief to a party, which may be included in any award. Judgment upon the award rendered, including injunctive relief, may be entered in any court having jurisdiction thereof. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Paragraphs 6 or 7, neither the Executive nor the Company shall be required to arbitrate such dispute or claim, but each party shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceeding hereunder.

11. Miscellaneous.

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

EXHIBIT 10.52

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made as of the 1st day of January, 2004 between Mediware Information Systems, Inc., (hereinafter "the Company") and Robert C. Weber (hereinafter "the Executive").

WHEREAS, the Company desires to employ the Executive as its Chief Legal Officer and General Counsel, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1. Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as Chief Legal Officer and General Counsel of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to him by the President and Chief Executive Officer. The Executive further agrees to use his best efforts to promote the interests of the Company and to devote his full business time and energies to the business and affairs of the Company.

2. Term of Employment. The employment hereunder shall be for a term of three years, commencing on the date no later than January 31, 2004 agreed between the Company and the Executive and ending on the third anniversary of such date (the "Expiration Date"), unless terminated earlier pursuant to Paragraph 4 of this Agreement (the "Term of Employment"). THIS AGREEMENT SHALL AUTOMATICALLY RENEW FOR SUCCESSIVE TERMS OF ONE YEAR (EACH A "RENEWAL TERM") COMMENCING ON THE FIRST DAY IMMEDIATELY FOLLOWING THE EXPIRATION DATE, UNLESS SUCH RENEWAL IS OBJECTED TO BY EITHER THE COMPANY OR THE EXECUTIVE BY GIVING PRIOR WRITTEN NOTICE MORE THAN 90 DAYS AND LESS THAN 120 DAYS PRIOR TO THE SCHEDULED EXPIRATION DATE. In the event of such renewal, the last day of each successive Renewal Term shall be deemed the Expiration Date.

3. Compensation and Other Related Matters.

(a) Salary. As compensation for services rendered hereunder, the Executive shall receive an Annual Base Salary of $150,000.00, which salary shall be paid in accordance with the Company's then prevailing payroll practices for its executives and shall be subject to review annually by the Board of Directors.

(b) Bonus. The Executive shall be eligible to receive a bonus of 50% of his Annual Base Salary per annum for achieving objectives established by the Company. In addition to the foregoing, Executive shall receive a bonus of $10,000 if he is employed by the Company on the last day of the fiscal year of the Company in which his employment pursuant to this Agreement begins. If the Executive leaves the Company for any reason in the middle of a year, the Annual Bonus for that year will be pro-rated in accordance with the actual number of days the Executive was employed during that year, except if Executive resigns without cause as described in Paragraph 4(d) below, or is terminated for Cause pursuant to Paragraph 5(c), below, in which case no Annual Bonus will be paid.

(c) Stock Options. Subject to the approval of the Company's Board of Directors, the Executive shall be granted 30,000 non-qualified options (the "Options") to purchase shares of the Company's Common Stock, par value $.10 per share (the "Stock"), under a Company stock option plan. The Options shall be subject to the terms of the applicable Company stock option plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "A". In addition to the terms set forth in the Option Agreement (provided that this Agreement shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i) Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: 10,000 Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; 10,000 Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; and 10,000 Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(f), below, any remaining unexercisable Options shall become exercisable immediately.

(ii) Exercise. The Options shall be exercisable at a price equal to the fair market value of the Stock on the day the Term of Employment commences. The fair market value of the Stock shall equal the average of the high and low market sale prices on such day as reported by NASDAQ. The Options shall be exercisable for five years from the commencement of the Term of Employment.

(d) Other Benefits. The fringe benefits, perquisites and other benefits of employment, including three weeks vacation, to be provided to the Executive shall be equivalent to such benefits and perquisites as are provided to other senior executives of the Company as amended from time to time.

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

(f) Relocation Expenses. The Executive intends to relocate his family to the Chicago, Illinois metropolitan area, where the Executive will be officed, from the Madison, Wisconsin metropolitan area. The Company will reimburse the Executive for the reasonable out-of-pocket expenses, not to exceed $15,000 in the aggregate, of such move, which cost shall be grossed up to compensate the Executive for any federal, state or local taxes so incurred by the Executive, including the cost of packing, insurance and transportation of Executive's household goods and the storage of such goods for up to 12 months from the date of pick up and any realty fees associated with the sale of Executive's home, but shall not reimburse Executive's expenses such as transaction fees, costs or taxes associated with the sale or purchase of the Executive's homes.

4. Termination

(a) Disability. If, as a result of the incapacity of the Executive due to physical or mental illness, the Executive is unable to perform substantially and continuously the duties assigned to him hereunder, with or without a reasonable accommodation, for a period of three (3) consecutive months or for a non-consecutive period of 9 months during the Term of Employment, the Company may terminate his employment for "Disability" upon 30 days prior written notice to the Executive.

(b) Death. The Executive's employment shall terminate immediately upon the death of the Executive.

(c) Cause. The Company shall be entitled to terminate the Executive's employment for "Cause" at any time immediately upon delivery of written notice or for no Cause at any time upon 90 days prior written notice. Termination by the Company of the employment of the Executive for "Cause" shall mean termination based upon (i) the willful failure by the Executive to follow lawful directions communicated to him by the President and Chief Executive Officer; (ii) the willful engaging by the Executive in conduct which is materially injurious to the Company, monetarily or otherwise; (iii) a conviction of, a plea of nolo contendere, a guilty plea or confession by the Executive to an act of fraud, misappropriation or embezzlement or to a felony; (iv) the Executive's habitual drunkenness or use of illegal substances; (v) a material breach by the Executive of this Agreement; or (vi) an act of gross neglect or gross misconduct in the performance of Executive's job, duties or obligations to the Company which the Company deems in good faith to be good and sufficient cause.

(d) Termination Without Cause. The Company and the Employee shall each have the right to terminate the Executive's employment without cause at any time upon 90 days prior written notice. The giving of notice by either party pursuant to Section 2 to prevent the renewal of this Agreement shall not be deemed a termination of Executive's employment without cause.

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

(d) Termination Without Cause by the Company. If the Company voluntarily terminates the Executive's employment with the Company pursuant to Paragraph 4 of this Agreement, the Company shall continue to pay the Executive Executive's Annual Salary during the 90-day notice period provided for in Paragraph 4 at the rate in effect as of the day immediately preceding the commencement of the notice period, payable in equal installments consistent with the Company's normal salary payment cycles then in effect. Until the earlier of the end of the three month notice period or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

(e) Acquisition or Sale of Company. If a third party described in Paragraph 5(f) of this Agreement terminates the Executive due to "an acquisition or sale of the Company", as described in Paragraph 5(f) below, the Company shall pay the Executive an amount equal to six months of Executive's Annual Base Salary at the rate in effect at the date of termination of the Executive's employment during the period of the Executive's employment, payable in six equal monthly installments. Until the earlier of the end of the six-month period immediately following the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement. Notwithstanding the foregoing, if in conjunction with an acquisition or sale of the Company to a third party, the third party (i) requests that the Executive continue to provide services to the Company or such third party after the closing of the acquisition or sale of the Company and (ii) agrees to pay the Executive compensation for the Executive's services at a rate at least equal to the Executive's compensation in effect as of the date immediately preceding the date on which the acquisition or sale of the Company is consummated, the Executive must provide such services for at least 90 days, unless the third party terminates Executive's services without Cause prior to the end of such 90-day period. If the Executive fails to fulfill the requirement of the preceding sentence for any reason, then the Executive will not be eligible for payments under this Paragraph 5(e). On the other hand, if the Executive does fulfill such requirement and the Executive's employment is subsequently terminated within the six month period following the acquisition or sale of the Company, then the Executive will be entitled to receive the payments described in this Paragraph 5(e). Payments under this Paragraph 5(e) are intended to be in lieu of the payments the Executive would otherwise be entitled to under Paragraph 5(d), which will not apply in the case of an acquisition or sale of the Company.

(f) Definition. For purposes hereof, "an acquisition or sale of the Company" to or by "a third party" shall mean the occurrence of any transaction or series of transactions which within a six month period result in (I) greater than 50% of the then outstanding shares of Common Stock of the Company (for cash, property including, without limitation, stock in any corporation or other third party legal entity, indebtedness or any combination thereof) have been redeemed by the Company or purchased by a third party not previously affiliated with the Company, or exchanged for shares in any other corporation or other third party legal entity not previously affiliated with the Company, or any combination of such redemption, purchase or exchange, (II) greater than 50% in book value of the Company's gross assets are acquired by a third party not previously affiliated with the Company (for cash, property including, without limitation, stock in any corporation whether or not unaffiliated with the Company, indebtedness of any person or any combination thereof), or (III) the Company is merged or consolidated with another private or public corporation or other third party legal entity and the former holders of shares of Common Stock of the Company own less than 25% of the voting power of the acquiring, resulting or surviving corporation or other third party legal entity. For the purposes hereof any director or officer of the Company and entity controlled by any of them shall be considered "affiliated with the Company."

(g) Termination Without Cause by the Executive. If the Executive terminates his employment without cause, the Company shall pay the Executive an amount equal to three (3) months of the Executive's Annual Base Salary at highest rate in effect during the period of the Executive's employment, in three (3) equal monthly installments, and shall provide health insurance for such three month period. After the last of such payments, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

6. Confidentiality and Restrictive Covenants.

(a) The Executive acknowledges that:

(i) the business in which the Company is engaged is intensely competitive and his employment by the Company will require that he have continual access to and knowledge of confidential information of the Company. Executive's access may include but shall not be limited to, the nature and scope of its products, the object and source code offered, marketed or under development by the Company or under consideration by the Company for development, acquisition, or marketing by the Company and the documentation prepared or to be prepared for use by the Company (and the phrase "by the Company" shall include other vendors, licensees or and resellers and value-added resellers of the Company's products or proposed product) and the Company's plans for creation, acquisition, improvement or disposition of products or software, expansion plans, financial status and plans, products, improvements, formulas, designs or styles, method of distribution, lists of remarketing and value-added and other resellers customer lists and contact lists, product development plans, rules and regulations, personnel information and trade secrets of the Company, all of which are of vital importance to the success of the Company's business, provided that Confidential Information will not include information which has become publicly known otherwise than through a breach by Executive of the provisions of this Agreement (collectively, "Confidential Information");

(ii) the direct or indirect disclosure of any Confidential Information would place the Company at a serious competitive disadvantage and would do serious damage, financial and otherwise, to the Company's business;

(iii) by his training, experience and expertise, the Executive's services to the Company will be special and unique;

(iv) the Company has developed relationships with its customers over a substantial period of time and such relationships generally have a substantial duration;

(v) acquiring customers in the Company's business is time consuming, difficult and costly; and

(vi) if the Executive leaves the Company's employ to work for a competitive business, in any capacity, it would cause the Company irreparable harm.

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

(c) Non-competition. The Executive agrees that, during the Term of Employment and for a period of one year following the date of termination of the Executive's employment with the Company (unless Executive's employment is terminated by the Company pursuant to Section 4(d), in which event Executive's obligations under this subsection (c) shall only continue for so long as the Company pays Executive pursuant to Section 5(d), or is terminated by the Company by giving notice pursuant to Section 2 to prevent the renewal of this Agreement, in which event Executive's obligations under this subsection (c) shall not continue following the termination of Executive's employment with the Company), the Executive will not, directly or indirectly, own, manage, operate, control or participate in the ownership, management or control of, or be connected as an officer, employee, partner, director, or otherwise with, or have any financial interest in, or aid or assist anyone else in the conduct of, any entity or business which competes with any business conducted by the Company or any of its subsidiaries or affiliates, in the United States, Canada or the UK or any other area where such business is being conducted on the date the Executive's employment is terminated hereunder. Notwithstanding the foregoing the Executive's ownership of securities of a public company engaged in competition with the Company not in excess of five percent of any class of such securities shall not be considered a breach of the covenants set forth in this Paragraph 6. For the avoidance of doubt, nothing in this subsection (c) shall prevent Executive from working for any law firm in the world that is not controlled by, under common control with or controlling any entity or business described in the first sentence of this subsection (c).

(d) Further Covenant. Until the date which is one year after the date of the termination of the Executive's employment hereunder for any reason, the Executive will not, directly or indirectly, take any of the following actions, and, to the extent the Executive owns, manages, operates, controls, is employed by or participates in the ownership, management, operation or control of, or is connected in any manner with, any business of the type and character engaged in and competitive with that conducted by the Company or any of its subsidiaries or affiliates during the period of the Executive's employment, the Executive will use his full business efforts to ensure that such business does not take any of the following actions:

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

7. Intellectual Property. The Executive hereby agrees that any and all (i) software, object code, source code, and documentation, (ii) any improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, patents, trade secrets, (iii) Food and Drug Administration ("FDA") applications seeking approval by the FDA, information contained in the Forms 510-k of the FDA and approvals from FDA, and (iv) other proprietary information made, developed or created by the Executive (whether at the request or suggestion of the Company or otherwise, whether alone or in conjunction with others, and whether during regular working hours of work or otherwise) during the period of his employment with the Company, which may be directly or indirectly useful in, or relate to, the business being carried out by the Company or any of its subsidiaries or affiliates, shall be promptly and fully disclosed by the Executive and shall be the Company's exclusive property as against the Executive, and the Executive shall promptly deliver to the Board of Directors of the Company all papers, drawings, models, data and other material relating to any invention made, developed or created by him as aforesaid.

The Executive hereby acknowledges that the Executive is hereby notified by the Company that, pursuant to Illinois law, the agreements set forth in this Paragraph 7 do not apply to any invention for which no equipment, supplies, facilities, or trade secret information of the Company was used and which was developed entirely on his own time, unless: (a) the invention relates (i) to the business of the Company or (ii) to the Company's actual or demonstrably anticipated research or development; or (b) the invention results from any work performed by the Executive for the Company.

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

9. Arbitration. Without precluding acting to obtain specific performance and/or injunctive relief pursuant to Paragraph 8 above, in the event of any dispute between the parties hereto arising out of or relating to this Agreement or the employment relationship, including, without limitation, any statutory claims of discrimination, between the Company and the Executive (except any dispute with respect to Paragraphs 6 and 7 hereof), such dispute shall be settled by arbitration in City of Chicago, State of Illinois, in accordance with the National Rules for the Resolution of Employment Disputes then in effect of the American Arbitration Association. The parties hereto agree that the arbitral panel shall also be empowered to grant injunctive relief to a party, which may be included in any award. Judgment upon the award rendered, including injunctive relief, may be entered in any court having jurisdiction thereof. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Paragraphs 6 or 7, neither the Executive nor the Company shall be required to arbitrate such dispute or claim, but each party shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceeding hereunder.

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

Robert C. Weber
2 Hawk Feather Circle
Madison, Wisconsin 53717

or to such other address as either party may designate by notice to the other, which notice shall be deemed to have been given upon receipt.

(c) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Illinois without regard to the conflict of law rules thereof.

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

(g) Entire Agreement. This Agreement and the Option Agreement set forth the entire agreement and understanding of the parties in respect of the subject matter contained herein, and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of either party in respect of said subject matter.

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

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.
EXECUTIVE	MEDIWARE INFORMATION SYSTEMS, INC.

/s/ Robert C. Weber	By: /s/ George J. Barry
Robert C. Weber	Name: George J. Barry Title: President and Chief Executive Officer

EXHIBIT 11

Schedule of Computation of Net Earnings Per Share

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2004	2003	2004	2003

Basic Earnings Per Share

Net income	$ 561,000	$ 999,000	$ 2,732,000	$ 3,220,000

Weighted-average Common Shares:
Outstanding	7,487,000	7,304,000	7,416,000	7,290,000

Basic Earnings Per Share	$ 0.07	$ 0.14	$ 0.37	$ 0.44

Diluted Earnings Per Share

Net income	$ 561,000	$ 999,000	$ 2,732,000	$ 3,220,000

Weighted-average Common Shares:
Outstanding	7,487,000	7,304,000	7,416,000	7,290,000

Options and Warrants	728,000	574,000	746,000	528,000

	8,215,000	7,878,000	8,162,000	7,818,000

Diluted Earnings Per Share	$ 0.07	$ 0.13	$ 0.33	$ 0.41

EXHIBIT 14

CODE OF CONDUCT AND ETHICS

Introduction

Purpose. It is a basic precept of Mediware Information Systems, Inc. (the "Company") that its employees, officers and directors observe high standards of ethics in the conduct of the Company's business and shall conduct themselves in a manner that is respectful of others.

The Company has established and maintains various practices, policies and procedures, which collectively comprise a corporate compliance program, intended to promote the honest, ethical and lawful behavior of its employees and directors and to prevent and detect unethical conduct. Specifically, the corporate compliance program and this Code of Conduct and Ethics (the "Code") are designed to deter wrongdoing and to promote:

    honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
    full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company;
    compliance with applicable governmental laws, rules and regulations; and
    prompt internal reporting of violations of this Code to an appropriate person or persons.

This Code summarizes the Company's practices, policies and procedures in a single format.

Individual and Management Responsibility. This Code applies to every officer, employee and director of the Company. As an officer, employee or director of the Company, you are personally required to comply with the law and to uphold the Code. Managers are responsible for ensuring that the Code is understood and enforced within their departments. Any waiver of this Code for executive officers or directors may be made only by the Board of Directors and must be promptly disclosed to the Company's shareholders with the reasons for the waiver.

The Corporate Compliance Committee and Ombudsmen. The Company has appointed a Corporate Compliance Committee (the "Compliance Committee") made up of the Chief Financial Officer and the General Counsel. The Chief Financial Officer acts as Secretary of the Compliance Committee. The membership of the Compliance Committee may change from time to time by action of the Chief Executive Officer; provided that the Chief Executive Officer provides notice of the changes to the Board of Directors. The Compliance Committee will meet periodically to review the Company's compliance efforts and will report to the Audit Committee of the Board of Directors as appropriate. Members of the Compliance Committee will serve as ombudsmen to receive and address concerns and questions from employees.

Interpretation. Inevitably, the Code addresses questions that escape easy definition. This Code does not summarize or address all ethical questions or specific situations that might arise. Rather, it is designed to provide employees, officers and directors with general guidance on their ethical obligations in the performance of their duties to the Company. There will be times when you may be unsure about how the Code applies. In such cases, or simply to voice concerns or to ask questions, you should feel free and are encouraged to contact the General Counsel. If you are uncomfortable contacting the General Counsel, you may contact the Chief Financial Officer of the Company. The Company's General Counsel will interpret substantive areas of the law as they apply to this Code and compliance matters.

Compliance and Reporting. The Company encourages the involvement of its employees in the detection and prevention of misconduct. If you believe that an employee, officer or director of the Company, including your manager, or that any member of senior management or employee of any Company subsidiary, has violated, may violate or is acting in a manner which appears to violate the law or the standards outlined in this Code, you are encouraged to report such activity to the General Counsel or the Chief Financial Officer. You may do so without fear of retribution. Reports of misconduct will be kept confidential to the extent appropriate, and only those who need to be informed to address the concerns raised will be advised of the report. However, confidentiality will not protect anyone who is discovered to have participated in or contributed to a violation, and, in certain events, federal, state or local laws may require disclosure of a reporting person's identity.

Disciplinary Action. Employees and directors should understand that this Code is drafted broadly. The Company intends to enforce the provisions of this Code. The Company expects prompt and consistent enforcement of the Code and will fairly, through the Compliance Committee, evaluate violations of the Code. A violation of the Code, a failure to report a violation or retaliation against another employee who, in good faith, reports a violation, could lead to sanctions, including dismissal for cause, as well as, in some cases, civil and criminal liability. Although any officer, employee or director who discloses his or her own misconduct may be subject to disciplinary action, the Company may consider such voluntary self-disclosure as a mitigating factor.

Notwithstanding the foregoing, this Code should not be used for the submission of frivolous or unfounded complaints. Submission of frivolous or unfounded complaints will be dealt with appropriately.

Summary Descriptions of Compliance Areas

Summary descriptions of compliance areas that most often may affect your daily activities and those of the Company are set forth below. Compliance with all applicable laws, regulations, orders and standards is expected of you, and the exclusion of certain compliance areas from the following summary descriptions should not be viewed as an indication that such excluded compliance areas are not important.

Compliance with Applicable Laws, Regulations and Company Policies. All employees, officers and directors must comply with the laws, rules and regulations applicable to the Company and its subsidiaries, including, among other things, applicable equal employment opportunity laws and regulations, antitrust laws and export control laws. Additionally, all employees, officers and directors must comply with the Company's policies regarding, among other things, harassment (including sexual harassment), equal employment opportunity and the Family and Medical Leave Act. Information regarding the Company's policies and procedures with respect to these and other matters can be found in the Company's employment materials and may be requested from the Company's human resource administrator or such other person as performs the Company's human resource functions from time to time. Employees, officers and directors should be familiar with applicable laws, regulations and Company policies and procedures.

Financial Reporting/Books and Records. The Company's financial statements and all books and records on which they are based should be, in management's judgment, materially complete and accurate so that they reflect the state of our business and disclose the nature of all disbursements and other transactions. This is critical, regardless of whether such records would disclose disappointing results or a failure to meet anticipated profit levels. Any attempt to mask actual results by inaccurately reflecting costs, inventory values or sales, or agreeing to private side letters with terms and conditions not contained in a customer contract etc., cannot and will not be tolerated. Additionally, all filings by the Company with the Securities and Exchange Commission and other regulatory bodies must be materially accurate and timely. If any employee, officer or director of the Company has concerns or complaints regarding questionable accounting or auditing matters of the Company, including a failure to comply with internal controls of the Company or to cooperate with the Company's internal or independent auditors, then he or she should submit those concerns or complaints to the Audit Committee of the Board of Directors.

Real and Apparent Conflicts of Interests. A conflict situation can arise when an employee, officer or director takes action or has interests that may make it difficult to perform his or her duties objectively and effectively. Consequently, you are expected to avoid or disclose situations, other than situations resulting from previously disclosed business obligations or situations that have been disclosed to the Board of Directors or through public filings, that, because of some interest of yours or of members of your family, could consciously or unconsciously have an adverse impact on your ability to represent the Company's best interests. Some examples of a conflict of interest include:

    owning a material financial interest in a competitor of the Company or an entity that does business or seeks to do business with the Company;
    being employed by, performing services for, serving as an officer of, or serving on the board of directors of any such entity;
    making an investment that could compromise one's ability to perform his or her duties to the Company; or
    having an immediate family member who engages in any of the activities identified above.

Corporate Opportunities. Employees, officers and directors are prohibited from:

    taking for themselves personally opportunities that properly belong to the Company or that are discovered through the use of corporate property, information or position;
    using corporate property, information or position for personal gain; or
    competing with the Company.

Gifts, Loans and Entertainment. You are expected to avoid any involvement or situation that could interfere with the impartial discharge of your duties. For example:

    neither you nor any member of your immediate family should receive a loan from any customer, competitor or supplier of the Company or any director, officer or employee thereof.
    neither you nor any member of your immediate family should accept gifts of more than nominal value from any customer, competitor or supplier of the Company or any director, officer or employee thereof.
    neither you nor any member of your immediate family should accept entertainment from any customer, competitor or supplier of the Company or any director, officer or employee thereof that exceeds in scope and cost the common courtesies generally and normally acceptable as appropriate to ethical business practices under the circumstances.

Improper Payments or Commercial Bribery. State, federal and foreign laws prohibit the payment of bribes, kickbacks or other illegal payments by or on behalf of the Company. Accordingly, neither you nor any member of your immediate family should make any payment to or give or offer to give any gift or other item of value, directly or indirectly, to any customer, competitor or supplier of the Company or any director, officer or employee thereof, except that gifts or entertainment may be given to representatives of customers or potential customers if they meet all of the following criteria:

    the gift or entertainment is legal;
    the gift or entertainment does not comprise cash or cash equivalents;
    the gift or entertainment is of a nominal value such that it cannot be construed as a bribe, payoff or other attempt to procure business by any reasonable person applying normal, generally accepted standards of business ethics; and
    public disclosure of such gift or entertainment would not in any sense be an embarrassment to the Company.

Confidential Information. Except as otherwise approved by the Company in advance, you must not publish or otherwise disclose, nor use for personal gain, either during or subsequent to your employment, any confidential information about the Company, its personnel or the entities with which it does business. Confidential information includes all non-public information that might be of use to competitors of the Company or harmful to the Company or its customers if disclosed. Such information includes, among other things, customer information, information relating to proposed, ongoing or completed transactions of the Company, trade secrets, confidential financial information of the Company and business plans. Whenever feasible, employees, officers and directors should consult with the General Counsel if they believe they have a legal obligation to disclose confidential information.

Insider Trading. In the performance of your duties, you may acquire inside or non-public information about the Company or its subsidiaries, or about other companies with which there may be pending or proposed transactions. Provisions of the federal and state securities laws and regulations prohibit persons having material inside information from purchasing, selling or otherwise trading in the securities of, or in any manner disclosing such information concerning, the Company or other companies until after the information has been published to the general public. These laws prohibit selling securities while in possession of unfavorable inside information to avoid losses, as well as purchasing securities while possessing favorable inside information to obtain profits. A violation of this prohibition can subject you to criminal fines and imprisonment and to civil penalties.

It is imperative that you not discuss important business developments involving the Company, any subsidiary or any other relevant entity, in even the most casual manner, with family, friends or outsiders -- or even other employees who do not need to have such information -- prior to full public disclosure. Giving a "tip" to someone else based on your inside information is illegal. Both you and the person you "tip" may be subject to significant criminal and civil penalties if securities are traded based on a disclosure of inside information.

It is recommended that you consult with the General Counsel if you have any doubt as to the applicability of the foregoing standards to any transaction involving the securities of the Company or of any corporation or entity having a business relationship with the Company.

Protection And Proper Use Of Company Assets. All employees, officers and directors should protect and safeguard from harm the Company's assets. Theft, misappropriation or destruction of the Company's assets are in direct violation of the Company's obligations to the Company's stockholders. Employees, officers and directors of the Company should only use the Company's assets for legitimate business purposes.

Conclusion

Compliance with the law and the conduct of the Company's business in an ethical manner is in all of our interests. When in doubt as to the propriety of some action, please contact the General Counsel or, if you are uncomfortable contacting the General Counsel, the Chief Financial Officer. The current General Counsel and Chief Financial Officer can be contacted at the following numbers:

Jill Suppes, Chief Financial Officer
(913) 307-1057

Rob Weber, General Counsel
(630) 218-2705

Employee Certification

Please read, sign, print your name and date, and return this page to Rob Weber, the general counsel.

I, the undersigned employee of Mediware Information Systems, Inc., certify that I have received and read the Code of Conduct and Ethics to which this form of certification was attached. I further certify that I understand the substantive obligations imposed upon me by the Code or, to the extent that I do not understand these obligations, I acknowledge that procedures are outlined in the Code to help me develop an appropriate understanding of these obligations.

I understand that an effective compliance program requires active employee involvement and that I am encouraged and required to report activities which, in good faith, I believe are or may be violations. Finally, I understand that any violation, failure to report a violation or retaliation against another employee for his or her action in reporting a violation or potential violation will subject me to disciplinary action, which may include, among other things, dismissal for cause.

Certified and Agreed:

_______________________________

Name:_________________________

Date:__________________________

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited interim condensed consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of March 31, 2004 and for the three and nine month periods ended March 31, 2004 and 2003, as indicated in our review report dated April 23, 2004; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated by reference in the Registration Statements on Form S-8 (No. 333-07591 and No. 333-83016).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 and 11 of that Act.

Eisner LLP

New York, New York
April 23, 2004

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

Date: April 29, 2004

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

Date: April 29, 2004

/s/ Jill H. Suppes
------------------------
     Jill H. Suppes
     Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report on Form 10-Q (the "Form 10-Q") of Mediware Information Systems, Inc. for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her respective knowledge:

    The Report fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: April 29, 2004	/s/ George J. Barry
---------------------------------
George J. Barry Chief Executive Officer

Dated: April 29, 2004	/s/ Jill H. Suppes
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