Form 10-K
period 2004-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2004-08-31
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 1-10768

MEDIWARE INFORMATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	11-2209324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11711 West 79th Street Lenexa, KS	66214
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (913) 307-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
___________________________________________________	____________________________________________
Common Stock, par value $ .10 per share	NASDAQ Small Cap Market The Pacific Stock Exchange

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

[ ] Yes  [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on December 31, 2003 as reported on the NASDAQ Small Cap Market, was approximately $82,474,000. The number of shares outstanding of the registrant's common stock, as of August 26, 2004, was 7,704,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

PART I

This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Factors That May Affect Future Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. The Registrant undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

Overview

Mediware Information Systems, Inc. and its subsidiaries ("Mediware" or the "Company") develop, implement and support clinical management information systems marketed to the healthcare industry. The Company's systems are designed to automate three clinical departments within the hospital environment: the blood bank, the pharmacy and the surgical suite, along with stand-alone blood centers. A system typically consists of the Company's proprietary application software, third-party licensed software and third-party computer hardware, as well as implementation services, training, and annual software support. The business is organized into three operating divisions marketing three distinct product lines: Pharmacy Systems, Blood Bank Systems and Operating Room Systems. The Blood Bank and Operating Room Divisions operate primarily in the United States. The Pharmacy Division operates both in the United States and in the United Kingdom.

The Company's systems are installed in over 1,100 hospital departments and blood centers including some of the industry's most prestigious institutions. The Company's products are designed to improve the availability of clinical information while enabling health care facilities to decrease the expenses associated with managing the clinical departments. These benefits are of critical importance to clinical administrators who face increasing financial and regulatory pressures. The Company believes that it has the largest number of systems installed in the "best of breed" pharmacy and blood bank systems markets, and that these products have gained their leadership position because of rich functionality, ease of integration and excellent customer service. These core competencies have influenced some of the most prestigious health care facilities in North America to purchase the Company's systems.

Mediware is a New York corporation incorporated in 1970. The Company's cornerstone product, Hemocare® , was originally designed in 1981 and is one of North America's leading blood bank information systems in the markets it serves, either as a "stand-alone" system or as part of an integrated "Lab/Blood Bank" system.

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

The Operating Room Division, formed in April 1998, grew from the expansion of its SurgiwareTM product center. The Surgiware system, licensed in September 1990 from Intellimed Incorporated, was marketed through fiscal 1999. In fiscal 1999, the Company introduced a new operating room product, Perioperative Case Management for Windows ("PCMWin™ "), which was renamed Perioperative Solutions™ in fiscal 2002. Perioperative Solutions is an n-tiered Microsoft Windows 2000-based client server application that provides the full functionality necessary to manage an operating room and associated departments.

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

In July 2001 the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. ("Ortho"), which allowed the Company to market an integrated testing module that was developed as part of the LifeTrak product but held on an exclusive basis by Ortho until 2003. On January 1, 2003, Carter transferred title of the integrated testing module to the Company on a non-exclusive basis.

In February 2003, the Company received 510(k) clearance from the Food and Drug Administration ("FDA") on its next generation transfusion management system HCLL™ .. The Company is now actively introducing HCLL to its current customers and new customers and expects that customers will benefit from the state-of-the-art functionality offered by HCLL. In April 2004, the Company received additional 510(k) clearance from the FDA for additional enhancements to the HCLL product.

The Company's Corporate Transaction Strategy

In order to broaden product offerings, capture market share, improve profitability and capitalize on the consolidation trend in the hospital clinical information system industry, the Company's business strategy includes growth through acquisitions and other corporate transactions. The Company reviews and considers corporate transaction possibilities on an ongoing basis, but there can be no assurance that the Company will be able to identify or reach mutually agreeable terms with any transaction candidate.

The Company also seeks (but cannot provide assurance that it will be able) to develop strategic partnerships that are complimentary to its core markets and product set, mutually beneficial to both parties and that provide a greater value proposition to the customer than could be realized without the strategic relationship.

The Healthcare Information Systems Industry

The healthcare delivery industry in the United States is highly fragmented, complex, and inefficient. Advances in medical technology directly dealing with human disease and injury have resulted in significant breakthroughs and progress. Physicians, nurses and other caregivers are given leading edge diagnostic and therapeutic technologies. However, the information systems supporting the management and clinical processes of these complex healthcare organizations have made insufficient progress. A substantial portion of clinical workflow still depends upon manual paper-based systems interfaced with various automated systems. Historically, the healthcare industry has invested relatively less in information technology than some other industries.

As a result of the above, this industry is economically inefficient and produces significant variances in medical outcomes. In February 2001, the FDA published a report entitled "Doing What Counts for Patient Safety; Federal Actions to Reduce Medical Errors and Their Impact." This report enumerated the high level of human error in healthcare and underscored the potential tainting of the U.S. blood supply. In November of 1999 the Institute of Medicine released a report called "To Err Is Human: Building a Safer Health System," indicating that medical error is one of the top ten causes of death in the United States. This report indicated that up to 96,000 lives may be lost each year as a result of medical error. Mediware believes it can play an important role in addressing these issues, with its clinically focused management information systems. The Company's products are designed to help improve efficiencies, reduce error and improve quality of care.

In 1996, Congress passed legislation that impacted healthcare information management. The Healthcare Information Portability and Accountability Act ("HIPAA") required the Department of Health and Human Services ("HHS") to enact standards for information sharing, security and patient confidentiality. The Company believes these regulations are having an important impact on the health care industry and are encouraging healthcare organizations to consider new advanced management information systems that address the needs of HIPAA and other state regulations.

The Company believes the healthcare industry has significantly under-invested in information technology. However, the Company anticipates that with the continued increase in government regulation and concern over clinical outcomes, the healthcare industry's expenditures on clinical information systems will increase as they modernize and update their clinical information systems. In fact, the Leapfrog Group, a consortium of large employers that spends $40 billion annually on healthcare, has called for investment into computerized information systems. Recently, President George W. Bush pledged financial support for increased healthcare IT standards and incentives to make IT investments for hospitals more appealing. He also announced his support for a national health IT coordinator who would report directly to the Secretary of Health and Human Services, Mr. Tommy Thompson. Mediware believes that its products will play a significant role in moving healthcare IT standards forward.

The Company believes that in addition to healthcare industry evolution and the impact of regulatory developments, which will drive the need for improved management information systems, specific potential health threats such as the variant Creutzfeldt-Jakob (mad cow) virus and patient medication safety will require organizations to re-examine their ability to track and analyze patients, donors, procedures and outcomes. Mediware's "best of breed" solutions, which integrate operating and clinical systems, are targeted to substantially facilitate solutions to these healthcare industry issues.

Competition in the market for clinical information systems is intense. The principal competitive factors are the functionality of the system, its design and capabilities, site references, reputation for ongoing support, the potential for enhancements, price, best-of-breed vs. enterprise sales and salesmanship. Also key is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company's products. These factors are discussed in the following analysis of each respective product line.

Blood Bank Division

The Blood Bank Division is a supplier of information and management systems to blood donor and transfusion centers. During fiscal 2004, the Company received an updated 510(k) clearance from the FDA on its next generation blood transfusion product - HCLL. Management started marketing HCLL to new and existing customers, with the first shipment in June 2003. Earlier this year, the first sites have "gone live" with HCLL. HCLL is a windows-based, n-tier client server clinical transfusion medical system, which is designed to provide the transfusion marketplace with state of the art technology. This system is designed to be user intuitive, scalable, and supports product management, resource management, quality control and testing. This system includes advanced data mining and data management intelligence capabilities, which can be utilized by small hospitals, large medical centers, multi-facility enterprises and central transfusion services.

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

In July 2001 the Company entered into an intellectual property agreement with Ortho, which allows the Company to market an integrated testing module that was developed as part of the LifeTrak product, but held on an exclusive basis by Ortho until 2003. On January 1, 2003, Carter transferred title of the integrated testing module to the Company on a non-exclusive basis.

In the spring of 2004, the Division initiated the process of migrating the users of its two heritage products, Hemocare® and LifeLine™ , which were originally installed in the 1980s, to Mediware's new HCLL product. The two heritage products have a large installed base within the transfusion management market and represent an important opportunity for new sales for the Division. The Company will closely coordinate with these users to support their migration to HCLL. Management anticipates, but cannot assure, that the new product will be accepted by the heritage product users.

The Company's blood bank systems business expects to benefit from stem cell initiatives both in the private and public sectors. The Company believes it is positioned to expand its product offerings into the broader market of biologic products, for example bone and tissue related software solutions. Additionally, these products may help minimize or avert a prolonged shortage of biologic products including donor blood and blood components, and to help ensure the current high level of safety.

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

Mediware's user-friendly blood bank systems software is intended to address these issues. This software is designed to reduce costs through automatic report production, decreased paperwork, and automated billing. The Company's products can improve blood supply safety and the productivity of blood center personnel through the use of user-defined truth tables and automatic linking to donors' historical records, among other features. Donor recruitment programs are enhanced though LifeTrak donor software by making tele-recruiters more productive.

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

The Company is continuing to explore the expansion of its e-commerce solution to integrate the flow of information from the supply of blood facilities to the transfusion of blood. The Company's plans include the expansion of its Application Service Provider ("ASP") Model which assisted with the testing of over 2.7 million units of blood during 2004. In an ASP Model, clinical management applications and data are processed at a central location and distributed along with local expert services to customers via a secure connection. The ASP Model has the advantage of reducing distribution and support costs along with increasing the potential of improved supply chain management over the distribution and use of blood products. The Company's current plan is to include expert services such as regulatory advice as part of its ASP offerings.

In addition to the initial sale of the Company's blood bank systems, revenues are generated from post-contract support, averaging approximately 21% annually of the system's original selling price. These maintenance contracts currently account for over 50% of this Division's revenues and are recurring in nature. As customers transition from the Division's heritage products to HCLL, management believes that systems revenues will represent more than 50% of the Division's total revenue.

The Blood Bank Division markets its products primarily through a direct sales force consisting of a National Sales Director, five Regional Sales Representatives and four Clinical Consultants who perform on-site demonstrations of the products. Additionally, the Company is in the process of developing reseller relationships for certain of its ancillary products. The Blood Bank Division will continuously review (and adjust as appropriate) its distribution model as new products and services obtain 510(k) clearance.

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

Since its introduction, WORx has been sold to over 125 hospital organizations encompassing over 250 hospital sites. The product's market acceptance encompasses hospitals of all sizes, including strategically important multi-site hospitals. The Pharmacy Division has developed features and functions designed to help improve patient safety and manage pharmacy operations effectively. The Company has implemented a bi-directional orders interface between WORx and major Health Information Systems ("HIS") vendors. This interface allows WORx to populate the HIS systems with complete, accurate, and up-to-the-minute patient medication profiles. In addition, this interface allows pharmacists to effectively manage medication orders input into third party systems by nurses and other healthcare professionals. This interface provides a valuable utility for assuring medication orders are interpreted and dispensed correctly.

Other important developments include a sophisticated inventory management module, designed to assist pharmacy managers in their effort to control drug therapy costs and an ambulatory care module that is fully integrated with the WORx inpatient modules. The inventory management module has been designed to meet the challenges of inventory control, purchasing, receiving, and contract administration in a hospital setting. The inventory management module uses bar code and Electronic Data Interchange technologies to simplify processes.

The product focus of the Pharmacy Division is strengthening the Company's market share position and ensuring patient safety. The Pharmacy Division recently released two new products, MediCOETM and MediMARTM. These products are fully integrated with WORx and provide a complete drug therapy management system with a physician order entry module (MediCOE) and nurse point of care administration module (MediMAR). MediMAR provides wireless point of care medication administration transaction processing to insure the five rights of patient safety. In addition, the product provides other clinical features to nursing including pain management and nursing documentation. MediCOE enables physicians or other appropriate clinicians to enter medication orders using a remote PC, a handheld wireless device or offsite via web-based connectivity. The orders are integrated with the patient's medical profile which includes laboratory, prescription and allergy information. MediCOE alerts physicians to any adverse effect that may occur due to the patient's medical history, thus making a significant contribution to patient safety. Both MediCOE and MediMAR are targeted for the Company's installed Pharmacy customer base and are expected to attract new customers as well.

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

Operating Room Division

In September 1990 the Company licensed the Surgiware system from Intellimed Incorporated for use in surgical suites. Surgiware, a comprehensive information system for managing the human resources, facilities, equipment and supplies required for surgery, was replaced as the Company's primary Operating Room software in fiscal 1999 by PCMWin.

In fiscal year 1999, the Company introduced PCMWin. PCMWin's name was changed in 2002 to Perioperative Solutions, reflecting its broadening scope of functionality for the entire perioperative department. Perioperative Solutions is based on an n-tiered Microsoft Windows-based client server application that provides the full functionality necessary to manage an operating room and its associated departments while supporting and documenting the entire perioperative clinical event, providing information that is crucial for compliance with insurance and regulatory reporting, and identifying potential conflicts and opportunities for improvement throughout the entire process.

Perioperative Solutions includes Scheduling, Case Preference Management, Credentialing, Inventory Management, Perioperative Charting, Status Board, Reporting, PS Tracker™ for executive and operational analysis, PS Clinical Intelligence™ to automate the maintenance of preference cards, PS Bar Code Scanning, and HL7 standard interfaces. The benefits of a fully implemented system include:

   -- Increased utilization rate of operating rooms;
   -- Increased productivity from efficient management of staff and equipment;
   -- Improvement in inventory management;
   -- Increased patient billings as a result of real time capture of information; and
   -- Increased management intelligence through data mining.

Development activities are focused upon adding features and functions along with the addition of new modules. Functionality to support customers with multiple hospitals or surgical centers has recently been added with enhancements scheduled for upcoming releases. The Pre-Assessment module will manage all of the activity that is necessary prior to the patient arriving in the operating room. This includes documenting clinical assessments and pre-admission testing. PS Tracker and PS Clinical Intelligence were upgraded during fiscal 2004 and will continue to be expanded in scope. PS Tracker is a powerful and user-friendly data analysis tool, which has been designed so that operating room management, physicians, and hospital administrators can effectively gain managerial intelligence through data mining of the comprehensive database created by Perioperative Solutions. PS Clinical Intelligence addresses one of the most pressing issues with operating room information systems, keeping the thousands of surgeon-specific preferences up to date. It automates this process, improving accuracy while saving time. The Company filed for and received a patent on its PS Clinical Intelligence technology in January 2003.

The Operating Room Division markets on a direct sales basis utilizing one direct Sales Representative. It is also pursuing several strategic reseller arrangements.

JAC

The Company's United Kingdom operating division originated with the acquisition of JAC Computer Services, Ltd. ("JAC") in June 1996. JAC markets and supports its Pharmacy System (the "WORx JAC System") to pharmacy departments of hospitals throughout the U.K. and Ireland. The Company's U.K. division includes an installed base of over 250 hospitals, representing over 80 National Health Service ("NHS") trusts. JAC's product offering includes a Windows-based prescribing module and an inventory control module ("Stock Control"). The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration. This module has been installed in 10 U.K. hospitals and allows hospitals to comply with Level 3 patient records standards required by U.K. law. The Company's Stock Control product handles medication tracking from ordering and delivery to dispensing to the wards. The installed base is approximately 36% of the acute beds within the NHS.

Research and Development

Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Expenditures for software development for fiscal 2004, 2003, and 2002 were $8,875,000, $7,972,000 and $8,191,000, respectively. Of the total expenditures during 2004, 2003 and 2002, $5,804,000, $5,215,000 and $4,922,000, respectively, were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Employees

As of June 30, 2004, the Company had 201 full-time employees of which 182 are employed domestically. The Company employs 22 individuals in the area of sales and marketing, 81 in customer support, 61 in product development and 37 in administration. None of the Company's employees are covered by collective bargaining agreements nor are they members of any union. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base. The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 2004, there were 17 consultants working on various projects.

Seasonality

The Company's operations are not subject to seasonal fluctuations.

Geographic Information

(Dollars in thousands)
                                           2004            2003            2002
                                         -------         -------         -------

Revenues
  United States                          $33,569         $29,998         $27,858
  United Kingdom                           3,085           2,985           2,227
                                         -------         -------         -------
     Total                               $36,654         $32,983         $30,085
                                         =======         =======         =======

Long-lived assets
  United States                          $23,981         $22,531         $20,478
  United Kingdom                             440             459             456
                                         -------         -------         -------
     Total                               $24,421         $22,990         $20,934
                                         =======         =======         =======

The Company does not believe its foreign operations present any significant risk factors beyond those resulting from normal fluctuations in the exchange rates between British pounds and U.S. dollars.

Backlog

At June 30, 2004, the Company had an approximate backlog of $17,365,000, of which approximately $1,743,000 related to contracted software and hardware sales and approximately $15,622,000 related to implementation, training and deferred support and maintenance services. Software sales and services backlog consist of products and services sold under signed contracts, which have not yet been recognized as revenues. At June 30, 2003, the Company had an approximate backlog of $13,500,000, of which approximately $1,500,000 related to contracted software and hardware sales and approximately $12,000,000 related to implementation, training and deferred support and maintenance services.

Item 2. Properties.

The Company's corporate headquarters are located in Lenexa, Kansas, where it occupies approximately 18,000 square feet of leased space. The Company also leases office space in Melville, New York (14,000 square feet), Scotts Valley, California (9,000 square feet), Dallas, Texas (5,000 square feet), Chicago, Illinois (15,000 square feet) and Portland, Oregon (5,000 square feet). The Company's United Kingdom operations are headquartered in Basildon, Essex where it occupies leased space totaling approximately 4,000 square feet.

Item 3. Legal Proceedings.

The Company is a defendant in a civil lawsuit filed in the District Court of Clay County, Missouri by Michelle D. Wright-Starns, a former employee claiming breach of contract and unpaid vacation in the amount of approximately $223,000.  This lawsuit was originally filed in Johnson County, Kansas, but it was dismissed and refiled in Missouri as a counterclaim to a lawsuit filed by Mediware against Ms. Wright-Starns for violating the terms of her employment agreement with Mediware. The Company believes that Ms. Wright-Starns' claims are without merit and intends to vigorously defend itself against her claims.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Small Cap Market under the symbol MEDW and on the Pacific Stock Exchange under the symbol MEDW.

The following table sets forth the high and low sales prices for the Company's common stock for each quarterly period of the fiscal years ended June 30, 2004 and 2003, as reported by NASDAQ.

                                       2004                       2003
                               ------------------           ----------------
                                  High       Low             High       Low
                                 ------   -------           ------     -----
First Quarter                   $15.100   $ 9.760          $ 8.980    $7.000
Second Quarter                  $17.310   $13.600          $ 9.200    $6.500
Third Quarter                   $18.200   $13.150          $11.300    $7.760
Fourth Quarter                  $18.030   $11.200          $11.000    $9.250

As of August 26, 2004, there were approximately 245 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders. Management currently intends to use any earnings to finance the development and continued expansion of the Company's business. The Company may review the benefits of paying dividends in the future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options. (a)	Weighted-average exercise price of outstanding options. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,050,000	$6.71	425,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,050,000	$6.71	425,000

Item 6. Selected Financial Data.

(In thousands, except per share data)

Statements of Operations Data
For the years ended June 30,                   2004        2003        2002        2001        2000
                                             --------    --------    --------    --------    --------

Revenues
  System sales                               $12,421     $ 12,564    $ 11,541    $  8,674    $  8,294
  Services                                    24,233       20,419      18,544      17,485      18,412
                                             --------    --------    --------    --------    --------
  Total revenues                              36,654       32,983      30,085      26,159      26,706
                                             --------    --------    --------    --------    --------
Cost of sales
  Cost of systems (1)                          2,392        2,487       2,885       2,501       2,626
  Cost of services (1)                         7,331        6,263       5,588       6,176       6,829
                                             --------    --------    --------    --------    --------
   Total cost of sales                         9,723        8,750       8,473       8,677       9,455
                                             --------    --------    --------    --------    --------
   Gross profit (1)                           26,931       24,233      21,612      17,482      17,251

Amortization of capitalized software           3,710        2,199       1,844       1,611       1,305
Software development costs                     3,071        2,757       3,269       3,498       3,830
Selling, general and administrative           14,507       12,939      12,072      13,455      13,730
Proceeds from settlement                                     (614)
Net interest and other (income) expense         (235)         (56)        (3)         (25)        (77)
                                             --------    --------    --------    --------    --------
Earnings before income taxes                   5,878        7,008       4,430      (1,057)     (1,537)

Income tax (expense) benefit                  (2,271)      (2,619)     (1,799)        308         589
                                             --------    --------    --------    --------    --------
Net earnings (loss)                          $ 3,607      $ 4,389     $ 2,631    $   (749)   $   (948)
                                             ========    ========    ========    ========    ========
Earnings per common share
  Basic                                      $  0.48     $   0.60     $  0.36    $  (0.10)   $  (0.14)
                                             ========    ========    ========    ========    ========
  Diluted                                    $  0.44     $   0.56     $  0.35    $  (0.10)   $  (0.14)
                                             ========    ========    ========    ========    ========

Weighted average common shares outstanding
  Basic                                        7,463        7,300       7,228       7,162       6,627
  Diluted                                      8,174        7,844       7,611       7,162       6,627

Balance Sheet Data
  As of June 30,

  Cash and cash equivalents                 $ 10,213     $  7,525    $  3,228    $  2,343    $  3,634
  Working capital                              9,783        4,241        (718)     (3,025)       (952)
  Total assets                                46,202       38,806      32,188      29,459      29,051
  Debt                                         1,494        1,387       1,352       1,303       1,236
  Common stock and APIC                       27,193       24,735      24,104      23,907      23,473
  Retained Earnings (Accumulated deficit)      2,823         (784)     (5,173)     (7,804)     (7,055)
  Total shareholders' equity                  30,065       23,935      18,864      16,047      16,394

(1) Excludes amortization of capitalized software costs

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

Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, capitalized software costs and goodwill. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the financial statements.

Revenue Recognition

The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, training, consultation and ongoing support of the software. License fee revenues are generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of hardware is generally recognized upon shipment. Fees for installation, training and consultation are recognized as the services are provided. If the Company enters into arrangements with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics in 1990, Pharmakon (which was merged into Digimedics) and JAC in June 1996 and Informedics in September 1998. Costs allocated to goodwill in the Informedics acquisition totaled $944,000 and was being amortized over twelve years using the straight-line method. All other goodwill was being amortized using the straight-line method over twenty years. Amortization expense was $0 in 2004, 2003 and 2002, respectively. Accumulated amortization for goodwill was $2,336,000 at June 30, 2004 and 2003. Goodwill is reduced by the recognition of the related income tax benefit.

Prior to July 1, 2001, the Company periodically assessed whether goodwill and other intangible assets were impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Other Long-Lived Assets to be Disposed Of." Commencing July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and evaluates for impairment utilizing undiscounted projected cashflows. As of June 30, 2004, management believes that no such impairment has occurred.

Material Changes in Results of Operations: fiscal 2004 versus fiscal 2003

Total revenues for fiscal 2004 were $36,654,000 compared to $32,983,000 in fiscal 2003, an increase of $3,671,000 or 11.1%. Revenues in the Operating Room Division increased $574,000, or 30.2%, to $2,473,000 in fiscal 2004 compared to $1,899,000 in fiscal 2003. The JAC Division recorded an increase of $99,000, or 3.3%, to $3,084,000 in fiscal 2004 compared to $2,985,000 in fiscal 2003. The Pharmacy Division recorded a decrease of $1,209,000, or 7.2%, to $15,646,000 in fiscal 2004 from $16,855,000 in fiscal 2003. The Blood Bank Division recorded an increase of $4,207,000, or 37.4%, to $15,451,000 in fiscal 2004 compared to $11,244,000 in fiscal 2003.

System sales, which include proprietary software, third party software and hardware revenues, were $12,421,000 in fiscal 2004, a decrease of $143,000, or 1.1%, from $12,564,000 in fiscal 2003. The Company's Operating Room Division experienced an increase in system sales of 12.8%, or $88,000, from $690,000 to $778,000. The increase reflects the continued marketing efforts by the Division of its Perioperative Solutions product. The JAC Division recorded a decrease of $543,000, or 42.5%, to $734,000 in fiscal 2004. The decrease reflects less migration activity during fiscal 2004 as the Division approaches completion of its installed customer base migration. System sales in the Pharmacy Division decreased $1,869,000, or 22.3%, to $6,528,000 from $8,397,000. The decrease in Pharmacy Division system sales is primarily due to two significant Integrated Delivery Network contracts signed during the first quarter of fiscal 2003. During fiscal 2004, the Pharmacy Division continued to market and sell its WORx product. Additionally, the Division successfully released and subsequently signed its initial contracts for both its MediCOE and MediMAR products. MediCOE allows clinicians to enter medication orders and manage drug therapy directly into the WORx product using internet technology while MediMAR helps close the patient safety loop related to the delivery of drugs within the hospital. System sales for the Blood Bank Division were $4,381,000, an increase of $2,181,000, or 99.1%, from $2,200,000 in fiscal 2003. The increase reflects the early adoption of the new transfusion blood bank software solution, HCLL, which received FDA clearance in the last quarter of fiscal 2003. This early adoption phase represents new customers along with the initial migration of several customers from the heritage systems. Management believes, but cannot give any assurance, that system sales of Perioperative Solutions, MediCOE, MediMAR and HCLL will continue to increase as a result of continued marketing efforts and market acceptance of these products by the Company

Service revenues, which include recurring software support, implementation and training services increased 18.7%, or $3,814,000, to $24,233,000 in fiscal 2004 from $20,419,000 in fiscal 2003. All Divisions contributed to the Company's increased service revenue levels as implementation and installation services of related system sales were performed during fiscal 2004. Additionally, the increase is related to annual escalation rates in current customer support contracts and the addition of new customers into the Company's installed base. In fiscal 2004, the Operating Room Division recorded service revenues of $1,695,000, an increase of $486,000, or 40.2%, as compared to fiscal 2003. The JAC Division contributed $2,350,000 in total service revenues, an increase of $642,000, or 37.6%, over fiscal year 2003. Service revenues in the Pharmacy Division increased $660,000 or 7.8% to $9,118,000 in fiscal 2004 from $8,458,000 in fiscal 2003. The Blood Bank Division's service revenues increased $2,026,000, or 22.4%, to $11,070,000 from $9,044,000.

Costs of systems include the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its complete system offering. These costs can vary as the mix of revenues varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems decreased $95,000, or 3.8%, during fiscal 2004 due to the overall increase in proprietary software sales during fiscal 2004 as compared to fiscal 2003. An increase in proprietary software sales also resulted in an improved gross margin percentage. The gross margin percentage, excluding amortization of capitalized software costs, on system sales improved to 80.7% in fiscal 2004 from 80.2% in 2003.

Costs of services include the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services increased $1,068,000, or 17.1%, in 2004 over the previous year. Despite the increase in cost of services, gross margin on service revenues remained relatively consistent at 69.7% in fiscal 2004 compared to 69.3% in fiscal 2003. The increase in service costs is primarily a result of the Company's efforts to maintain a high level of customer satisfaction using currently installed products. Additionally, the Company has increased service staff levels in anticipation of the operational impact related to increased HCLL, MediMAR, and MediCOE system sales in the Blood Bank and Pharmacy Divisions. Management believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the percentage of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $1,511,000, or 68.7%, to $3,710,000 in fiscal 2004 compared to $2,199,000 in fiscal 2003. This increase is primarily due to increased amortization of capitalized software costs related to the HCLL product, which reached commercialization in the fourth quarter of fiscal 2003 as well as amortization of capitalized software costs related to the MediCOE and MediMAR products released by the Pharmacy Division during fiscal year 2004.

Software development costs include salaries, consulting, documentation, office and other direct expenses incurred in product development activities. Software development costs increased $314,000 in fiscal 2004 to $3,071,000 compared to $2,757,000 in fiscal 2003. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $8,875,000 in fiscal 2004, compared to $7,972,000 in fiscal 2003, an increase of $903,000 or 11.3%. This increase primarily reflects increases of $1,251,000 and $193,000 in expenditures in the Pharmacy Division and the JAC Division, respectively, partially offset by decreases of $199,000 and $341,000 in the Blood Bank Division and Operating Room Division, respectively. The increased software development expenditures in the Pharmacy Division reflect continued investment in the MediCOE and MediMAR development projects. Management expects continued product development investment in all of its Divisions.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses increased $1,568,000 or 12.1%, from $12,939,000 in fiscal 2003 to $14,507,000 in fiscal 2004. The increase primarily reflects increased legal expense related to customer contracting, general business issues and employment issues; marketing expenses for the Company's new products, and a rise in general business and medical insurance expenses. Management anticipates, but cannot assure, a continued rise in SG&A expenses as it continues to enhance the Company's resources and infrastructure to support anticipated growth trends.

As discussed in "Material Changes in Results of Operations: fiscal 2003 vs. fiscal 2002," during fiscal 2003, the Company received $614,000 related to the class action settlement of In re First DataBank Direct Antitrust Litigation.

Net income for fiscal year 2004 was $3,607,000 compared to a net income for fiscal year 2003 of $4,389,000 which included approximately $614,000 of pre-tax proceeds related to a settlement. Earnings before interest, income taxes, depreciation and amortization were $10,533,000 and $10,372,000 for fiscal year 2004 and 2003, respectively.

Reconciliation of Net Income to EBITDA

(Dollars in thousands)

                                           2004            2003
                                         -------         -------
Net Income                               $ 3,607         $ 4,389
Interest and other, net                     (235)            (56)
Income tax provision                       2,271           2,619
Depreciation and amortization              4,890           3,420
                                         -------         -------
     EBITDA                              $10,533         $10,372
                                         =======         =======

Material Changes in Results of Operations: fiscal 2003 versus fiscal 2002

Total revenues for fiscal 2003 were $32,983,000 compared to $30,085,000 in fiscal 2002, an increase of $2,898,000 or 9.6%. All divisions reported increases in total revenues for fiscal 2003 compared to fiscal 2002. Revenues in the Pharmacy Division increased $1,237,000, or 7.9%, to $16,855,000 in fiscal 2003 from $15,618,000 in fiscal 2002. The Blood Bank Division recorded an increase of $532,000, or 4.9%, to $11,244,000 in fiscal 2003 compared to $10,712,000 in fiscal 2002, the JAC Division recorded an increase of $758,000, or 34.0%, to $2,985,000 in fiscal 2003 compared to $2,227,000 in fiscal 2002, and the Operating Room Division reported an increase of $371,000, or 24.3%, to $1,899,000 in fiscal 2003 compared to $1,528,000 in fiscal 2002.

System sales, which include proprietary software, third party software and hardware revenues, were $12,564,000 in fiscal 2003, an increase of $1,023,000, or 8.9% from $11,541,000 in fiscal 2002. All divisions except the Blood Bank Division reported increases in system sales. System sales in the Pharmacy Division increased $354,000, or 4.4%, to $8,397,000 from $8,043,000 as a result of continued market acceptance of the WORx product and sales to Integrated Delivery Networks ("IDN") during fiscal 2003. The JAC Division recorded an increase of $444,000, or 53.3%, to $1,277,000 in fiscal 2003, which is primarily attributable to upgrade sales to its installed base accounts. The Company's Operating Room Division experienced an increase in system sales of 111.0%, or $363,000, from $327,000 to $690,000. This increase is mostly due to current clients electing to convert to the new Perioperative Solutions software product as well as the additional offering of a bar code solution. System sales for the Blood Bank Division were $2,200,000, a decrease of $138,000, or 5.9%, from $2,338,000 in fiscal 2002 as the Division completed the development of its new transfusion software solution, HCLL. During the last half of the fiscal year, the Blood Bank Division conducted a field correction as a result of an inspection by the FDA, which found customers using a non-compliant Hemocare product. Historically, the Blood Bank Division had delivered to its customers updated software containing improvements and bug fixes as required under FDA regulations, however the customers had not implemented the updated software. The Blood Bank Division provided software and services to assist customers in completing their required FDA validation processes. During the fourth quarter of fiscal 2003, the Blood Bank Division began the early stages of its marketing and sales efforts for the new HCLL product as well as a derivative of the HCLL product specially designed to help track stem cell samples. These combined events resulted in additional revenues for the Blood Bank Division during the last half of fiscal 2003. Management believes, but cannot assure, that system sales for the Blood Bank Division will increase as a result of its continued marketing efforts for the new HCLL product.

Service revenues, which include recurring software support, implementation and training services increased 10.1% or $1,875,000 to $20,419,000 in fiscal 2003 from $18,544,000 in fiscal 2002. All Divisions contributed to the Company's increased service revenue levels as implementation and installation services of related system sales were performed during fiscal 2003. Additionally, the increase is related to annual escalation rates in current customer support contracts and the addition of new customers into the Company's installed base. Service revenues in the Pharmacy Division increased $884,000 or 11.7% to $8,458,000 in fiscal 2003 from $7,574,000 in fiscal 2002. In fiscal 2003, the Operating Room Division recorded service revenues of $1,209,000, an increase of $8,000 or 0.1% as compared to fiscal 2002, while the Blood Bank Division's service revenues increased $669,000, or 8.0% to $9,044,000 from $8,375,000. The JAC Division contributed $1,708,000 in total service revenues, an increase of $314,000, or 22.5%, over fiscal year 2002.

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

Amortization of capitalized software increased $355,000, or 19.2%, to $2,199,000 in fiscal 2003 compared to $1,844,000 in fiscal 2002. This increase is primarily due to increased amortization of capitalized software costs related to the new transfusion product, which reached commercialization in the fourth quarter of fiscal 2003.

Software development costs include salaries, consulting, documentation, office and other related expenses incurred in product development activities. Software development costs decreased $512,000 in fiscal 2003 to $2,757,000 compared to $3,269,000 in fiscal 2002. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $7,972,000 in fiscal 2003, compared to $8,191,000 in fiscal 2002, a decrease of $219,000 or 2.7%. Management expects to continue investing in development activities in all of its Divisions.

SG&A expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses increased $867,000, or 7.2%, from $12,072,000 in fiscal 2002 to $12,939,000 in fiscal 2003. As a percentage of sales, SG&A costs continued to decrease from 40.1% in fiscal 2002 to 39.2% in fiscal 2003. Management believes, but cannot assure, that SG&A expenses, other than commissions, will continue to decrease as a percentage of revenue as the Company continues the transition from a development to a marketing focus strategy. As reported in fiscal 2002, the Company noted technical deficiencies in its 401(k) employee benefit plan subsequent to the 1998 Amendment (See footnote 9 to the financial statements). The Company has voluntarily corrected the deficiencies and believes, but cannot assure, that it will not incur any significant penalties or other costs related to the deficiencies.

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

Liquidity and Capital Resources at June 30, 2004 and 2003

As of June 30, 2004, the Company had cash and cash equivalents of $10,213,000 and working capital of $9,783,000, compared to cash and cash equivalents of $7,525,000 and a working capital of $4,241,000 at June 30, 2003. The current ratio at June 30, 2004 was 1.82:1 compared to 1.37:1 at June 30, 2003. Cash provided by operating activities was $7,896,000 and $9,698,000 for the fiscal years ended June 30, 2004 and 2003, respectively. The decreased cash provided by operating activities in fiscal 2004 was primarily due to the reduction in net earnings and an increase in accounts receivable. This was partially offset by increases in accrued expenses and depreciation and amortization, and decreased deferred income tax charges.

As of June 30, 2004, accounts receivable increased $3,042,000 to $10,222,000 from $7,180,000 at fiscal year end 2003, and advances from customers increased $521,000 to $7,428,000 from $6,907,000 at fiscal year end 2003. The increase in advances from customers is due to the expanded customer base related to the industry acceptance of the Pharmacy Division's WORx product and an emphasis on selling support services with annual renewals. Days sales outstanding was 102 and 79 at fiscal year end June 30, 2004 and 2003, respectively. This increase is a result of longer collection cycles. The principal uses of cash for investing activities during the fiscal years ended June 30, 2004 and 2003 included purchases of fixed assets and investments in product development. During fiscal 2004, the Company spent $733,000 on fixed assets including equipment and software as part of routine improvements and replacements to its internal systems, compared to $687,000 for fiscal 2003. The Company capitalized new product development of $5,804,000 and $5,215,000 for fiscal years 2004 and 2003, respectively. The investments in product development were related to the Company's ongoing efforts to enhance its products for the Blood Bank, Pharmacy and Operating Room Divisions. The Company plans to continue to review market expansion opportunities through internal development and/or the acquisition of products/companies that complement or augment the existing line of products.

The Company received $1,188,000 and $450,000 in fiscal 2004 and 2003 upon the exercise of stock options. The Company received proceeds of $89,000 from the issuance of a note payable, and made principal payments of $13,000 on the note payable during fiscal 2004.

The Company's liquidity is influenced by its ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of healthcare information system providers. The factors that may affect liquidity are the Company's ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company's existing line of products, management believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs. Currently, there are no plans for additional outside financing, except that the Company may consider establishing a new line of credit.

The Company owed $1,418,000 to the Chairman of the Board of Directors of the Company, which accrued interest at 1/4% over prime per annum. The interest rate at June 30, 2004 was 4.25%. On October 11, 2000, the original note plus accrued interest was changed from a demand note to a long-term note collateralized by the trade accounts receivable of Digimedics and due September 30, 2002, and subsequently amended to September 30, 2005. On August 20, 2004 the Company repaid all outstanding principal and accrued interest on this note.

In October 2000, Fratelli Auriana, Inc. ("Fratelli Auriana"), an entity controlled by the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows. The Chairman has agreed to provide funds to Fratelli Auriana should any be necessary to ensure that Fratelli Auriana meets this obligation to the Company. Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly. Any principal and interest outstanding must be paid by September 30, 2004. Any money borrowed may be prepaid without penalty on three days notice. Any principal and interest outstanding will become immediately due and payable upon a change of control of the Company, as defined in agreements between Fratelli Auriana and the Company. The loan will be secured by all of the assets of the Company. The Company paid no origination or facility fees. The Company does not intend to renew the credit facility.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

Tabular Disclosure of Contractual Obligations
The Company's contractual obligations at June 30, 2004 for long-term debt are as follows:

2005                                 $   22,000
2006                                  1,443,000
2007                                     25,000
2008                                      4,000
                                     ----------
                                     $1,494,000
                                     ==========

The Company's contractual obligations at June 30, 2004 for operating leases are as follows:

2005                                 $1,244,000
2006                                    916,000
2007                                    751,000
2008                                    139,000
                                     ----------
                                     $3,050,000
                                     ==========

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flows

The Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities," in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of FIN 46-R did not have a significant impact on the financial position, results of operations and cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150", which defers the effective date for various provisions of SFAS No. 150. As of June 30, 2004, we had no financial instruments within the scope of this pronouncement.

In November 2003, the EITF reached an interim consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. Those additional disclosures have been incorporated into the accompanying footnotes. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flows.

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

Dependence on Third Party Marketing Relationships

Mediware's continued growth depends on its ability to build and maintain strong marketing partnerships. The Company believes its marketing and sales efforts are enhanced by these relationships. Mediware has had marketing partnerships with certain laboratory or hospital information system software vendors who also are competitors of Mediware. Laboratory and hospital information system software vendors are responding to the growing demand within the market to offer more fully integrated solutions to hospitals. Given this dynamic, these vendors may choose to either develop stronger partnering relationships with clinical software providers like Mediware or decide to develop their own solutions. In the event that these marketing relationships are discontinued, the Company could experience a material adverse effect on its business, results of operations or financial condition.

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

Significant Competition

The market for healthcare information systems is extremely competitive. Some of the Company's competitors are Siemens AG, McKesson Corporation, Eclypsis Corporation, Misys PLC, Global Med Technologies, Inc., SCC Soft Computer, Cerner Corporation and GE Healthcare, each of which offer products that compete with certain offerings of the Company. Many of the Company's competitors have greater financial, technical, product development, sales and marketing resources. A number of factors determine success or failure in this market, including the functionality of the software, the quality of client references, the underlying technical architecture, the financial stability of the software provider, the ongoing support of the system, and the quality and quantity of the sales organization. The Company's ability to maintain a positive stance in all of the above areas will affect its ability to compete successfully.

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

The Company's blood bank products are regulated as medical devices by the FDA. Blood bank software vendors are also subject to the FDA's Quality Systems Regulations ("QSR"). Although Mediware is continually updating and improving its internal quality system to ensure compliance with new federal rules and guidelines, Mediware cannot predict whether it will be fully in compliance with these guidelines or any future guidelines, regulations or inspection procedures. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on the operations of clinical information system vendors of blood bank information systems, including Mediware.

The FDA Modernization Act of 1997 was enacted on November 21, 1997 and became effective on February 20, 1998. Under this legislation, the FDA is directed to consider the extent to which reliance on post-market controls could expedite the pre-market notification review process and the classification of devices. The legislation also requires the FDA to ensure that Good Manufacturing Practices conform, to the extent practicable, to internationally recognized standards for medical devices. Neither of these provisions appears on its face to contemplate regulation which would have a material adverse effect on the Company's blood bank information system operations; however, the legislation expanded the jurisdiction of the FDA and the Company remains unable to predict the effect of any resulting applicable future regulation. If any of the Company's existing products or future products become subject to Congressional or governmental agency efforts to establish or expand governmental agency jurisdiction, compliance would likely be costly and time-consuming. However, the Company believes it could have a competitive advantage if the FDA regulations apply to cord blood stem cells, tissue or other biologic products.

During fiscal 2003, Mediware's Hemocare registered facility was inspected by the FDA. The inspection noted that several customers used an outdated Hemocare version. In a mutually agreed upon initiative with the FDA, Mediware issued corrective action to assist its customers with their upgrade to Hemocare version 6.1. This action is currently ongoing with approximately 85% of Hemocare customers now upgraded.

During fiscal 2003, the Company received its initial HCLL 510(k) product clearance from the FDA. This clearance opened the way for the Company to begin marketing HCLL. All FDA regulated products are required to obtain additional 510(k) clearance as new functionality is added. During fiscal 2004, the Company received two additional 510(k) clearances for HCLL.

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

New Regulations Relating to Patient Confidentiality

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates significant changes in the legal and regulatory environment governing the provision of health benefits, the delivery of and payment for healthcare services, and the security and confidentiality of individually identifiable, protected health information in written, electronic or oral formats. The Department of Health and Human Services adopted final rules implementing HIPAA. The final rules include standards for the security of electronic health information and the privacy of a patient's medical records and became effective on February 20, 2003 and April 14, 2003, respectively. Most healthcare providers, healthcare clearinghouses and health plans ("Covered Entities") are required to comply. Covered Entities are required to comply with the standards for security by April 21, 2005 and have been required to comply with the standards for privacy since April 14, 2003. Although the Company is not a Covered Entity, most of the Company's customers are Covered Entities. As Covered Entities, the Company's customers are required to flow down certain of their obligations under HIPAA to their service providers. Accordingly, the Company has been required to adopt different and or additional procedures. In addition, the Company has had increased legal expenses associated with negotiating agreements with existing and new customers to implement the new HIPAA obligations. In light of the new obligations under HIPAA, Covered Entities may be required or may choose to reevaluate their technology solutions. The Company may be required to invest in its products and procedures to maintain compliance. In addition, many states have passed or are evaluating local versions of HIPAA. The Company believes, but cannot assure, that HIPAA will not materially affect the business, results of operations or financial condition of the Company.

Product Related Liabilities

All of the Company's products provide data for use by healthcare providers in patient care settings. Mediware's license agreements generally contain provisions to limit exposure to product related claims. These provisions, however, may not be enforceable in some jurisdictions or may not adequately limit the Company's exposure. The Company maintains product liability insurance at an amount it believes adequate for its intended purpose, however, there can be no assurances that the insurance will cover a claim brought against the Company. Although no claims have been brought against the Company to date for injuries related to the use of its products, there is a risk that such claims could be pursued. A successful claim brought against the Company, not covered by insurance or greater than the insured limits, could have a material adverse effect upon the Company's business, results of operations or financial condition.

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

Limited Protection of Intellectual Property and Proprietary Rights; Proprietary Technology May Be Subjected to Infringement Claims.

The Company relies upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect its proprietary information. Generally, the Company has not historically filed patent applications or copyrights covering its software technology. As a result, the Company may not be able to protect against the misappropriation of its intellectual property.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated the effectiveness of the Company's diclosure controls and procedures (as defined in Rules 240.13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within ninety days prior to the filing date of this annual report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

Item 9B. Other Information.

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

Item 10. Directors and Executive Officers of the Registrant.

The information concerning the Company's executive officers required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Officers." The information concerning the Company's directors required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors." Information concerning the Company's officers', directors' and 10% shareholders' required compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Fees Paid to the Independent Auditors."

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements:

       Report of Independent Registered Public Accounting Firm

       Consolidated Balance Sheets at June 30, 2004 and 2003

       Consolidated Statements of Operations and Comprehensive Income for the years ended
       June 30, 2004, 2003, and 2002

       Consolidated Statements of Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002

       Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

    2. Exhibits:

EXHIBIT 10.53	Employment Agreement between Mediware Information Systems, Inc. and George J. Barry dated August 25, 2004
EXHIBIT 10.54	Employment Agreement between Mediware Information Systems, Inc. and Michael L. Crabtree dated June 5, 2004
EXHIBIT 10.55	Employment Agreement between Mediware Information Systems, Inc. and Frank Poggio dated August 16, 2004
EXHIBIT 11	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share
EXHIBIT 23.2	Consent of Eisner LLP
EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification
EXHIBIT 31.2	Rule 13a-14(a)/15d-14(a) Certification
EXHIBIT 32.1	Section 1350 Certification
EXHIBIT 32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date:  August 31, 2004                  BY: /s/ GEORGE J. BARRY
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

  /s/ GEORGE J. BARRY           President, Chief                   August 31, 2004
------------------------        Executive Officer & Director
   GEORGE J. BARRY              (Principal Executive Officer)

  /s/ JILL H. SUPPES            Chief Financial Officer            August 31, 2004
------------------------        (Principal Accounting Officer)
   JILL H. SUPPES

 /s/ LAWRENCE AURIANA           Chairman of the Board              August 31, 2004
------------------------
LAWRENCE AURIANA

 /s/ JONATHAN CHURCHILL         Director                           August 31, 2004
------------------------
JONATHAN CHURCHILL

 /s/ ROGER CLARK                Director                           August 31, 2004
------------------------
ROGER CLARK

 /s/ JOSEPH DELARIO             Director                           August 31, 2004
------------------------
JOSEPH DELARIO

 /s/ PHILIP COELHO              Director                           August 31, 2004
------------------------
PHILIP COELHO

[Signatures continued on next page]

 /s/ DR. JOHN GORMAN            Director                           August 31, 2004
------------------------
DR. JOHN GORMAN

 /s/ WALTER KOWSH, JR.          Director                           August 31, 2004
-------------------------
WALTER KOWSH, JR.

/s/ROBERT SANVILLE              Director                           August 31, 2004
-------------------------
ROBERT SANVILLE

 /s/ HANS UTSCH                 Director                           August 31, 2004
-------------------------
HANS UTSCH

 /s/ DR. CLINTON WEIMAN         Director                           August 31, 2004
-------------------------
DR. CLINTON WEIMAN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. as of June 30, 2004 and 2003 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. as of June 30, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements enumerated above, we audited Schedule II for each of the three years in the period ended June 30, 2004. In our opinion, Schedule II, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Eisner LLP
New York, New York
August 6, 2004,
with respect to Note 6 and Note 16, August 20, 2004

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

                                                                            June 30,    June 30,
                                                                              2004        2003
                                                                           --------    --------
ASSETS
Current Assets
  Cash and cash equivalents                                               $ 10,213     $  7,525
  Accounts receivable (net of allowance of $657 and $557)                   10,222        7,180
  Inventories                                                                  227          246
  Deferred tax asset - current portion                                         347          319
  Prepaid expenses and other current assets                                    772          546
                                                                          --------      -------
     Total current assets                                                   21,781       15,816

Fixed assets, net                                                            1,221        1,212
Capitalized software costs, net                                             18,495       16,401
Goodwill, net                                                                4,435        4,667
Purchased technology, net                                                      135          591
Other long-term assets                                                         135          119
                                                                            -------     -------
       Total Assets                                                       $ 46,202     $ 38,806
                                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                            1,219       1,995
  Current portion of note payable                                                22           -
  Advances from customers                                                     7,428       6,907
  Accrued expenses and other current liabilities                              3,329       2,673
                                                                           --------    --------
     Total current liabilities                                               11,998      11,575

Notes payable and accrued interest payable to a related party                 1,418       1,387
Note payable                                                                     54           -
Deferred tax liabilities                                                      2,667       1,909
                                                                           --------    --------
     Total liabilities                                                       16,137      14,871
                                                                           --------    --------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 10,000,000
    shares; none issued
  Common stock, $.10 par value; authorized 25,000,000
    shares; 7,664,000 and 7,358,000 shares issued and
    outstanding in 2004 and 2003, respectively                                  766         736
  Additional paid-in capital                                                 26,427      23,999
  Retained earnings (accumulated deficit)                                     2,823        (784)
  Accumulated other comprehensive gain (loss)                                    49         (16)
                                                                           --------    --------
     Total stockholders' equity                                              30,065      23,935
                                                                           --------    --------
     Total Liabilities and Stockholders' Equity                            $ 46,202    $ 38,806
                                                                           ========    ========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended June 30,
(Amounts in thousands, except earnings per share)

                                              2004            2003           2002
                                            --------        --------       --------
Revenue
  System sales                               $12,421         $12,564       $ 11,541
  Services                                    24,233          20,419         18,544
                                            --------        --------       --------
     Total revenue                            36,654          32,983         30,085
                                            --------        --------       --------
Cost and Expenses
  Cost of systems (1)                          2,392           2,487          2,885
  Cost of services (1)                         7,331           6,263          5,588
  Amortization of capitalized software         3,710           2,199          1,844
  Software development costs                   3,071           2,757          3,269
  Selling, general and administrative         14,507          12,939         12,072
  Proceeds from settlement                         -            (614)             -
                                            --------        --------       --------
     Total costs and expenses                 31,011          26,031         25,658
                                            --------        --------       --------
     Operating income                          5,643           6,952          4,427

Interest and other income                        280             131             85
Interest and other expense                       (45)            (75)           (82)
                                            --------         --------       --------
Income before income taxes                     5,878           7,008          4,430
Income tax provision                          (2,271)         (2,619)        (1,799)
                                            --------        --------       --------

     Net income                                3,607           4,389          2,631

Other comprehensive income(loss)
  Foreign currency translation adjustment         65              51            (11)
                                            --------        --------       --------

     Comprehensive income                  $   3,672         $ 4,440       $  2,620
                                            ========        ========       ========

Net income per Common Share
  Basic                                    $   0.48        $   0.60       $   0.36
  Diluted                                  $   0.44        $   0.56       $   0.35

Weighted Average Common Shares Outstanding
  Basic                                       7,463           7,300          7,228
  Diluted                                     8,174           7,844          7,611

 (1) Excludes amortization of Capitalized Software Costs

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2004, 2003 and 2002
(Amounts in thousands)

                                                                        Retained    Accumulated
                                                     Common Stock      Additional     Earnings       Other
                                                --------------------     Paid-In    Accumulated  Comprehensive
                                                 Shares      Amount      Capital     (Deficit)    Income(Loss)   Total
                                                --------    --------    ---------- -----------   -------------  -------

     Balance at July 1, 2001                       7,207    $    721    $ 23,186     $ (7,804)    $     (56)   $ 16,047
                                                --------    --------    --------     --------      --------    --------

Exercise of stock options                             52           5         107                                    112
Disgorged profits                                                             10                                     10
Tax benefit from exercise of stock options                                    75                                     75
Foreign currency translation adjustment                                                                 (11)        (11)
Net income                                                                              2,631                     2,631
                                                --------    --------    --------     --------      --------    --------
     Balance at June 30, 2002                      7,259    $    726    $ 23,378     $ (5,173)    $     (67)   $ 18,864
                                                --------     -------    --------     --------      --------    --------

Exercise of stock options                             99          10         440                                    450
Tax benefit from exercise of stock options                                   181                                    181
Foreign currency translation adjustment                                                                  51          51
Net income                                                                              4,389                     4,389
                                                --------    --------    --------     --------      --------    --------
     Balance at June 30, 2003                      7,358    $    736    $ 23,999     $   (784)    $     (16)   $ 23,935
                                                --------    --------    --------     --------      --------    --------

Exercise of stock options                            306          30       1,158                                  1,188
Tax benefit from exercise of stock options                                 1,270                                  1,270
Foreign currency translation adjustment                                                                  65          65
Net income                                                                              3,607                     3,607
                                                --------    --------    --------     --------      --------    --------
     Balance at June 30, 2004                      7,664    $    766    $ 26,427     $  2,823     $      49    $ 30,065
                                                ========    ========    ========     ========      ========    ========

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended June 30,

(Amounts in thousands)

                                                            2004        2003        2002
                                                          -------     -------     -------
Cash Flows From Operating Activities
  Net income                                             $  3,607    $  4,389    $  2,631
  Adjustments to reconcile net income, to
   net cash provided by operating activities:
     Depreciation and amortization                           4,890      3,420       3,047
     Deferred tax provision                                    962      2,408       1,712
     Loss on disposal of fixed assets                           -          19           -
     Tax benefit from exercise of stock options              1,270        181          75
     Provision for doubtful accounts                           100        197         316
  Changes in operating assets and liabilities:
     Accounts receivable                                    (3,142)      (508)     (1,299)
     Inventories                                                19        (24)         21
     Prepaid and other assets                                 (242)       (22)       (274)
     Accounts payable, accrued expenses and
        advances from customers                                432       (362)        (87)
                                                           -------     ------     -------
  Net cash provided by operating activities                  7,896      9,698       6,142
                                                           -------     -------    -------

Cash Flows From Investing Activities
  Acquisition of fixed assets                                (733)       (687)       (121)
  Capitalized software costs                               (5,804)     (5,215)     (4,922)
  Acquisition of purchased technology                          -           -         (325)
                                                          -------     -------     -------
  Net cash used in investing activities                    (6,537)     (5,902)     (5,368)
                                                          -------     -------     -------

Cash Flows From Financing Activities
  Proceeds from exercise of stock options                   1,188         450         112
  Proceeds from issuance of note payable                       89          -           -
  Principal payments on note payable                          (13)         -           -
  Other                                                        -           -           10
                                                          -------     -------     -------
  Net cash provided by financing activities                 1,264         450         122
                                                          -------     -------     -------
  Foreign currency translation adjustments                     65          51         (11)
                                                          -------     -------     -------

  Net increase in cash and cash equivalents                 2,688       4,297          885
  Cash at beginning of year                                 7,525       3,228        2,343
                                                          -------     -------      -------
  Cash at end of year                                     $10,213     $ 7,525      $ 3,228
                                                          =======     =======      =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                          $   149     $    74      $    -
    Interest on note payable                              $     3     $     -      $    -

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates.  The Company uses estimates to determine whether any impairment to the carrying value of goodwill or capitalized software is necessary.

Revenue Recognition

The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, training, consultation and ongoing support of the software. License fee revenues are generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable.  Revenue from the sale of hardware is generally recognized upon shipment. Fees for installation, training and consultation are recognized as the services are provided. If the Company enters into arrangements with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

Advertising Costs

Costs of advertising are expensed as incurred for financial statement and income tax purposes.  Advertising expense for the years ended June 30, 2004, 2003 and 2002 amounted to $310,000, $223,000 and $262,000, respectively.

Cash and Cash Equivalents

Cash equivalents include time deposits with maturities of three months or less when purchased.

Accounts Receivable

The Company grants credit to certain customers who meet the Company's pre-established credit requirements.  Generally, the Company does not require collateral when trade credit is granted to customers.  Credit losses are provided for in the Company's financial statements and consistently have been within management's expectations.

Inventory

Inventory consists primarily of computer hardware and third-party software licenses held for resale and is valued at the lower of cost or market. Cost is determined based on the specific identification method.  Inventory consists of the following at June 30:

2004

2003

Licenses

$ 152,000

$ 128,000

Hardware

75,000

118,000

 $ 227,000
========

 $ 246,000
========

Fixed Assets

Furniture, equipment and leasehold improvements are valued at cost. Depreciation for furniture and equipment is provided on the straight-line method over their estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is shorter.

Capitalized Software Costs

Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed," once technological feasibility has been established, the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of five to seven years of the software. Amortization expense for the years ended June 30, 2004, 2003 and 2002 was $3,710,000, $2,199,000 and $1,844,000, respectively.

 (In thousands)
                                              2004        2003        2002
                                            -------     -------     -------
     Capitalized software costs
     Beginning of year                     $ 27,072    $ 21,857    $ 16,935
     Additions                                5,804       5,215       4,922
                                            -------     -------     -------
                                             32,876      27,072      21,857
     Less accumulated amortization           14,381      10,671       8,472
                                            -------     -------     -------
                                           $ 18,495    $ 16,401    $ 13,385
                                            =======     =======     =======

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics Corporation ("Digimedics") in May 1990, Informedics, Inc. ("Informedics") in September 1998 and certain assets of Information Handling Services Group, including the U.S.-based Pharmakon Division ("Pharmakon") and the U.K.-based JAC Computer Services, Ltd. ("JAC") in June 1996.  Costs allocated to goodwill in the Informedics acquisition totaled $944,000 and was being amortized over twelve years using the straight-line method. All other goodwill was being amortized using the straight-line method over twenty years. Amortization expense was $0 in 2004, 2003 and 2002, respectively. Accumulated amortization for goodwill was $2,336,000 at June 30, 2004 and 2003.  Goodwill is reduced by the subsequent recognition of tax benefit.

Prior to July 1, 2001, the Company periodically assessed whether goodwill and other intangible assets were impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Other Long-Lived Assets to be Disposed Of." Commencing July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and evaluates for impairment utilizing undiscounted projected cash flows.  As of June 30, 2004, management believes that no such impairment has occurred.

Software Products Acquired and Purchased Technology

As a part of the acquisition of Informedics in September 1998, the Company obtained certain software products as well as technologies under development. A portion of the acquisition price of Informedics was allocated to software products based on the net present value of the projected income stream over the expected economic life of the specific products, which the Company expects to continue to market. This amount, totaling $498,000, is being amortized over 5 years using the straight-line method. Purchased technology costs of $1,541,000 related to the acquisition of rights to LifeTrak, a comprehensive donor blood center software package, from Carter BloodCare in November 1999 are being amortized over 5 years.  In July 2001, the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. to purchase for $325,000 the rights to market an integrated testing module that was developed as part of the LifeTrak product.  The Company is amortizing that purchase over the remaining life of LifeTrak.  Amortization costs for purchased technology charged to operations were

$456,000, $505,000 and $505,000 during fiscal years 2004, 2003 and 2002, respectively.

Foreign Currency Translations

The functional currency for the Company's JAC subsidiary is the British pound. The translation to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated using the average exchange rate during the period. The net gain (loss) resulting from these foreign currency translations are reported as comprehensive income (loss).  Amounts credited to comprehensive income were $65,000 and $51,000 in 2004 and 2003, respectively, and amounts charged to comprehensive loss were $11,000 in 2002.

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

Earnings Per Common Share

Basic earnings per share is computed by dividing the income available to common shareholders by the average number of common shares outstanding.  Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method.  The weighted average shares outstanding used in the calculations of earnings per share were as follows (in thousands):

                                                   2004     2003     2002
                                                  -----    -----    -----
Shares outstanding, beginning                     7,358    7,259    7,207
Weighted average shares issued                      105       41       21
                                                  -----    -----    -----
Weighted average shares outstanding -
  Basic                                           7,463    7,300    7,228
Effect of dilutive securities
  (stock options)                                   711      544      383
                                                  -----    -----    -----
Weighted average shares outstanding - diluted     8,174    7,844    7,611
                                                  =====    =====    =====

Potential common shares not included in the calculation of net income per share, as their effect would be anti-dilutive, are as follows (in thousands):

                                                   2004     2003     2002
                                                  -----    -----    -----
Stock Options                                        75       98      490

Fair Value of Financial Instruments

The Company estimates its fair value disclosures for financial instruments, using the following methods and assumptions.  Cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. Fixed-rate long-term obligations are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2004 and 2003, the fair value of the Company's long-term obligations approximated its carrying value.

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

June 30,

           2004

           2003

           2002

Reported net income

$ 3,607,000

$ 4,389,000

$ 2,631,000

Stock-based employee compensation expense included in reported net income, net of related tax effects

-

-

-

Stock-based employee compensation determined under the fair value based method, net of related tax effects

(727,000)

(764,000)

(490,000)

Pro forma net income

$ 2,880,000

$ 3,625,000

$ 2,141,000

Income per share:

Basic---as reported

$0.48

$0.60

$ 0.36

Basic---pro forma

$0.39

$0.50

$ 0.30

Diluted---as reported

$0.44

$0.56

$ 0.35

Diluted---pro forma

$0.35

$0.46

$ 0.28

The weighted average fair value at date of grant for options granted during the years ended June 30, 2004, 2003 and 2002 was $6.92, $8.39 and $3.06 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

 2004
--------------

 2003
-------------

 2002
--------------

Risk-free interest rates

3.83% - 4.73%

1.71% - 4.84%

4.65% - 5.24%

Expected option life in years

4 - 8

4 - 8

5 -10

Expected stock price volatility

70%

35%

66%

Expected dividend yield

-0-

-0-

-0-

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flows

The Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities," in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of FIN 46-R did not have a significant impact on the financial position, results of operations and cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150", which defers the effective date for various provisions of SFAS No. 150. As of June 30, 2004, we had no financial instruments within the scope of this pronouncement.

In November 2003, the EITF reached an interim consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. Those additional disclosures have been incorporated into the accompanying footnotes. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004.  The adoption of this accounting standard did not have a significant impact on our financial position, results of operations and cash flows.

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

3. FIXED ASSETS

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows: (In thousands)

                                                                Estimated
                                      2004          2003       Useful Life
                                     ------        ------      -----------

Computers and office equipment      $5,747        $5,200        3-5 Years
Furniture and fixtures                 964           848         5 Years
Leasehold improvements                 233           163        5-7 Years
                                    ------        ------
                                     6,944         6,211
Less accumulated depreciation        5,723         4,999
                                    ------        ------
                                    $1,221        $1,212
                                    ======        ======

Depreciation expense was $724,000, $715,000 and $706,000 in 2004, 2003 and 2002, respectively.

4. ADVANCES FROM CUSTOMERS

Advances from customers represent contractual payments received by the Company.  It is principally comprised of support and maintenance revenues that are paid by customers in advance monthly, quarterly or annually in accordance with support contracts.  The revenue is recognized ratably over the terms of the support contracts.

5. ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and other current liabilities consist of the following:

 (In thousands)
                                                        2004          2003
                                                       ------        ------
     Payroll and related benefits                      $1,516        $1,366
     Accounting, legal and other professional fees        377           316
     Contract labor                                       170            40
     Royalties                                            246           306
     Accrued rent                                         161           128
     Other                                                859           517
                                                       ------        ------
                                                       $3,329        $2,673
                                                       ======        ======

6. NOTES PAYABLE

The Company owed $1,418,000 to the Chairman of the Board of Directors of the Company, which accrued interest at 1/4% over prime per annum.  The interest rate at June 30, 2004 was 4.25%.  On October 11, 2000, the original note plus accrued interest was changed from a demand note to a long-term note collateralized by the trade accounts receivable of Digimedics and due September 30, 2002, and subsequently amended to September 30, 2005.  On August 20, 2004 the Company repaid all outstanding principal and accrued interest on this note.

In October 2000, Fratelli Auriana, Inc. ("Fratelli Auriana"), an entity controlled by the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows.  The Chairman has agreed to provide funds to Fratelli Auriana should any be necessary to ensure that Fratelli Auriana meets this obligation to the Company.  Interest at the rate of prime plus 1/4% will be charged on any outstanding balance and must be paid quarterly.  Any principal and interest outstanding must be paid by September 30, 2004.  Any money borrowed may be prepaid without penalty on three days notice.  Any principal and interest outstanding will become immediately due and payable upon a change of control of the Company, as defined in agreements between Fratelli Auriana and the Company.  The loan will be secured by all of the assets of the Company.  The Company paid no origination or facility fees.  The Company does not intend to renew the credit facility.

In November 2003, the Company entered into a note payable agreement in the amount of $100,000.  The note is secured by certain furniture and equipment and is payable in monthly installments of $2,222 through August 2007.  The note does not bear interest, and the related implied discount of $11,000 is being amortized over the life of the agreement.

Future maturities of notes payable are as follows (in thousands):

2005                                 $   22
2006                                  1,443
2007                                     25
2008                                      4
                                     ------
                                     $1,494
                                     ======

7. STOCK OPTIONS

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 500,000 shares may be issued under such plan and may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 200,000 shares may be issued as restricted common stock.  As of June 30, 2004, options equal to 425,000 shares were available to be issued under this plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of June 30, 2004 no options were available to be issued under this Plan.

The Company's Equity Incentive Plan, approved by its shareholders in January 1992 and amended in March 2000, provided additional compensation incentives for high levels of performance and productivity by management and other key employees of the Company.  The combined number of shares issued or available for issuance under this plan could not exceed thirty percent of the issued and outstanding common stock of the Company and not more than 700,000 shares could have been issued as incentive stock options. Options could have been granted for a period up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 50% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  This Plan was terminated effective January 2002, and no additional options are available to be issued under this Plan.

The Company's 1997 Stock Option Plan for Non-Employee Directors, which provided compensation to directors for their services without the expenditure of cash, was intended to increase ownership interest of the non-employee directors. Options granted under this plan were exercisable at 100% of the fair market value on the date of grant and were for terms of eight years and vested in two equal installments during the year issued. Shares granted under this plan were limited to 500,000.  This Plan was terminated effective January 2002, and no additional options are available to be issued under this Plan.

The following table sets forth summarized information concerning the Company's stock options as of June 30:

                                      2004                  2003                  2002
                            ---------------------   -------------------   -------------------
                                         Weighted              Weighted              Weighted
                                          Average               Average               Average
                                         Exercise              Exercise              Exercise
                              Shares       Price     Shares      Price     Shares      Price
                            ----------   --------   --------   --------   --------   --------
Options outstanding at
beginning of year            1,182,000     $5.23   1,141,000     $4.36     971,000     $4.28

Granted                        174,000     11.65     270,000      8.32     453,000      4.07
Exercised                     (306,000)     3.88     (99,000)     4.55     (52,000)     2.14
Cancelled                            -        -     (130,000)     4.53    (231,000)     3.81
                            ----------     -----    --------     -----    --------     -----
Options outstanding at
end of year                  1,050,000     $6.71   1,182,000     $5.23   1,141,000     $4.36
                            ==========     =====    ========     =====    ========     =====
Options exercisable at
end of year                    729,000     $5.62     697,000     $4.77     472,000     $5.15
                            ==========     =====    ========     =====    ========     =====

The following table presents information relating to stock options at June 30, 2004:

              Options Outstanding                         Options Exercisable
----------------------------------------------   ----------------------------------------
                                                   Weighted
                                  Weighted          Average                  Weighted
    Range of                       Average         Remaining                  Average
Exercise Prices       Shares    Exercise Price   Life in Years   Shares    Exercise Price
---------------     ---------   --------------   -------------   -------   --------------
$ 1.00 - $ 2.99       190,000      $ 2.68            1.6         190,000       $ 2.68
$ 3.00 - $ 5.99       233,000      $ 3.60            5.4         179,000       $ 3.45
$ 6.00 - $ 8.99       377,000      $ 7.63            4.7         271,000       $ 7.51
$ 9.00 - $11.99       175,000      $10.22            5.9          89,000       $10.49
$12.00 - $14.77        75,000      $13.72            6.0              -           -

                    ---------                                  ---------
                    1,050,000                                    729,000
                    =========                                  =========

8. INCOME TAXES

Income tax expense (benefit) for each of the last three years is as follows:   (In thousands)

                                             2004      2003      2002
                                            -----     -----     -----
Current:
  State                                     $  86     $   -     $   -
  Foreign                                     (47)       30        12
                                            -----     -----     -----
                                               39        30        12
                                            -----     -----     -----
Deferred:
  Federal                                     861     2,157     1,455
  State                                       101       251       257
                                            -----     -----     -----
                                              962     2,408     1,712
                                            -----     -----     -----
Stock option income tax benefit             1,270       181        75
                                            -----     -----     -----
                                           $2,271    $2,619    $1,799
                                            =====     =====     =====

The deferred income tax provision includes $232,000, $232,000 and $245,000 for the years ended June 30, 2004, 2003 and 2002, respectively, relating to the income tax benefit realized on goodwill amortization for tax purposes.

The principal components of the net deferred tax assets are as follows:

                                                   2004         2003
                                                 -------      -------
Deferred tax asset:
  Net operating loss carryforwards              $  4,140      $ 4,151
  Business tax credit carryforwards                  300          300
  Valuation reserves and accruals
    deductible in different periods                  347          319
  Depreciation and amortization                     (194)        (265)
  Alternative minimum tax                            115          137

Deferred tax liability:
  Software cost capitalization                    (7,028)      (6,232)
                                                  ------       ------
Net deferred tax liability                      $ (2,320)     $(1,590)
                                                  ======      =======

The difference between the tax expense reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

                                                 2004        2003         2002
                                                ------      ------       ------

    Federal income tax at statutory rate       $ 1,999     $ 2,383      $ 1,506
    State income tax                               235         199          253
    Foreign tax (benefit)                          (47)         37           40
    Other, including non-deductible expenses        84           -            -
                                                ------     -------      -------
                                               $ 2,271     $ 2,619      $ 1,799
                                                ======      ======       ======

As of June 30, 2004, the Company has net operating loss ("NOL") carryforwards of approximately $12,500,000 available to reduce future federal taxable income of which $1,900,000 is subject to limitations in accordance with Section 382 of the Internal Revenue Code of 1986, as amended.  Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur.  The Company also has available general business tax credit carryforwards of $300,000 and alternative minimum tax credits of $115,000 to reduce future federal income tax expense.  The NOL and business tax credit carryforwards expire in various amounts from 2007 to 2021.

9. RETIREMENT PLAN

In 1995, and amended in June 1998, the Company implemented a 401(k) Retirement Plan (the "Retirement Plan") which covers all eligible employees.  Participants may contribute up to the maximum allowable per the Internal Revenue Service ("IRS") regulations.   In addition, the Company may make discretionary contributions to the Retirement Plan, subject to certain limitations.  The Company contribution to the Retirement Plan was $161,000, $174,000 and $155,000 for the years ended June 30, 2004, 2003 and 2002, respectively.  As reported in the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2002, the Company noted that there were certain technical deficiencies under the Retirement Plan.  During the first quarter of fiscal 2003, the Company, through its professionals, requested the IRS to issue a Compliance Statement with respect to the Retirement Plan by filing a Voluntary Correction of Operational Failures Application ("VCO Application").  The VCO Application process allowed the Company to identify technical deficiencies in the Plan and propose corrections to those deficiencies, which the IRS would review.  In February 2004, the IRS issued a Compliance Statement to the Company in which the IRS accepted the Company's proposed corrections to the Plan without penalty or disqualification.   During 2004, the Company completed the related corrections to the Retirement Plan, including an additional contribution of $21,000.

10. RELATED PARTY TRANSACTIONS

During  2004, 2003 and 2002, legal fees totaling $0, $29,000 and $60,000, respectively, were incurred by the Company for services provided by a firm to which an attorney, who is also a director/stockholder of the Company, is counsel.

 During 2004, 2003 and 2002, consulting and other expenses totaling $0, $294,000 and $8,000, respectively, were paid for services provided by an entity whose principal investor is also a director/stockholder of the Company.

Also, see Note 6 with respect to the note payable to a related party.

11. COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2008. Under these leases, minimum commitments are as follows (in thousands):

2005                                 $1,244
2006                                    916
2007                                    751
2008                                    139
                                     ------
                                     $3,050
                                     ======

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rent expense for the years ended June 30, 2004, 2003 and 2002 amounted to $1,130,000, $1,242,000 and $1,289,000, respectively.

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

12. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable.   The Company maintains cash and cash equivalents with various major financial institutions and at times may exceed federal depository insurance limits.   Concentration of credit risk with respect to accounts receivable is limited due to the large number of hospitals comprising the Company's customer base. As of June 30, 2004 and 2003, the Company had no significant concentration of credit risk.

13. FOREIGN CURRENCY RISK

The Company has exposure to foreign currency exchange rate fluctuations arising from sales made to customers in the United Kingdom. The Company has approximately $408,000 subject to such risk at June 30, 2004.

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

Years Ended June 30,

2004

2003

2002

Pharmacy Systems

$ 18,730

$ 19,840

$ 17,845

Blood Bank Systems

15,452

11,244

10,712

Operating Room Systems

2,472

1,899

1,528

Total

 $ 36,654
=======

   $   32,983
=======

   $   30,085
=======

Selected financial information by geographic area as of and for the years ended June 30 is as follows (In thousands):

                                                2004         2003         2002
                                              --------     --------     --------
Revenues from Unaffiliated Customers
   United States                              $ 33,569     $ 29,998     $ 27,858
   United Kingdom                                3,085        2,985        2,227
                                              --------     --------     --------
         Total                                $ 36,654     $ 32,983     $ 30,085
                                              ========     ========     ========
Net Income
  United States                               $  3,772     $  4,262     $  2,609
  United Kingdom                                  (165)         127           22
                                              --------     --------     --------
         Total                                $  3,607     $  4,389     $  2,631
                                              ========     ========     ========

Identifiable Assets
   United States                              $ 43,612     $ 36,228     $ 30,039
   United Kingdom                                2,590        2,578        2,149
                                              --------     --------     --------
         Total                                $ 46,202     $ 38,806     $ 32,188
                                              ========     ========     ========

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2004 and 2003 is as follows (table in thousands, except per share amounts)

Fiscal Quarter Ended

2004

Sep. 30, 2003

Dec. 31, 2003

Mar. 31, 2004

Jun. 30, 2004

Net sales and service

$9,011

$9,109

$9,320

$9,214

Gross profit (1)

6,773

6,751

6,410

6,997

Net income

1,198

973

561

875

Net income per share, diluted

$0.15

$0.12

$0.07

$0.11

2003

Sep. 30, 2002

Dec. 31, 2002

Mar. 31, 2003

Jun. 30, 2003

Net sales and service

$7,986

$8,005

$8,187

$8,805

Gross profit (1)

5,895

5,891

5,755

6,692

Net income

922

1,299

999

1,169

Net income per share, diluted

$0.12

$0.17

$0.13

$0.15

(1)  Gross profit is calculated as revenue less cost of systems and cost of services.

16. SUBSEQUENT EVENT

On August 20, 2004 the Company repaid all outstanding principal and accrued interest on the note payable to the Chairman of the Board of Directors of the Company.  The total cash payment amounted to $1,419,000.

MEDIWARE INFORMATION SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description

Balance at Beginning of Period

Charged to Costs and Expenses

Charged to Other Accounts

Deductions

Balance at End of Period

Year ended June 30, 2004 allowance for doubtful accounts

$557

$328

$--

$(228)

$657

Year ended June 30, 2003 allowance for doubtful accounts

$694

$197

$--

$(334)

$557

Year ended June 30, 2002 allowance for doubtful accounts

$611

$316

$--

$(233)

$694

EXHIBIT INDEX

EXHIBIT 10.53

Employment Agreement between Mediware Information Systems, Inc. and George J. Barry dated August 25, 2004

EXHIBIT 10.54

Employment Agreement between Mediware Information Systems, Inc. and Michael L. Crabtree dated June 5, 2004

EXHIBIT 10.55

Employment Agreement between Mediware Information Systems, Inc. and Frank Poggio dated August 16, 2004

EXHIBIT 11

Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share

EXHIBIT 23.2

Consent of Eisner LLP

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a) Certification

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certification

EXHIBIT 32.1

Section 1350 Certification

EXHIBIT 32.2

Section 1350 Certification

EXHIBIT 10.53

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made effective as of August 25, 2004 (the "Effective Date"), between Mediware Information Systems, Inc., (hereinafter "the Company") and George J. Barry (hereinafter the "Executive").

WHEREAS, the Company desires to continue to employ the Executive as its Chief Executive Officer and President, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1. Employment. The Company hereby agrees to continue to employ the Executive, and the Executive hereby agrees to continue to serve as the Chief Executive Officer and President of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to him by the Chairperson of the Board of Directors. The Executive further agrees to use his best efforts to promote the interests of the Company and to devote his energies to the business and affairs of the Company; provided that the Executive may serve on boards of directors and in other advisory capacities for other companies and businesses that are not competitors of the Company.

2. Term of Employment. The employment hereunder shall be for a term of twenty-four months commencing on the Effective Date hereof and ending twenty-four months after the Effective Date hereof (the "'Expiration Date"), unless terminated earlier pursuant to Paragraph 4 of this Agreement (the "Term of Employment"). This Agreement shall automatically renew for successive terms of one (1) year (each a "Renewal Term") commencing on the first day immediately following the Expiration Date, unless such renewal is objected to by either the Company or the Executive by giving prior written notice more than ninety (90) days and less than one hundred and twenty (120) days prior to the scheduled Expiration Date. In the event of such renewal, the last day of each successive Renewal Term shall be deemed the Expiration Date.

3. Compensation and Other Related Matters.

(a) Salary. As compensation for services rendered hereunder, the Executive shall receive an Annual Base Salary of three hundred thousand dollars ($300,000), which salary shall be paid in accordance with the Company's then prevailing payroll practices for its officers and shall be subject to review annually by the Board of Directors.

(b) Bonus. During the term of this Agreement, and in the Board of Directors' sole discretion, the Executive shall be eligible to receive an Annual Bonus of up to 50% of the Annual Base Salary, payable at the time of the conclusion of the annual audit.

(c)  Restricted Stock.

(i) The Executive is hereby granted twenty-five thousand (25,000) restricted shares (the "First Restricted Shares") of the Company's Common Stock, par value $.10 per share, (the "Stock") under the terms of the Company's 2003 Equity Incentive Plan and an applicable restricted stock agreement. The First Restricted Shares shall vest on the first anniversary of the Effective Date if but only if the Executive is employed by the Company on such date.  The First Restricted Shares shall be forfeit by the Executive if the Executive is not employed by the Company on the first anniversary of the Effective Date.  Upon an acquisition or sale of the Company as defined in Paragraph 5(g) below, any unvested (and not forfeited) First Restricted Shares shall immediately vest.

 (ii) If the Company's shareholders approve an amendment to the  Company's 2003 Equity Incentive Plan that increases the number of shares of Stock (to a level sufficient for the grant herein) subject to the plan on or before the first anniversary of the Effective Date (the "Amendment"), the Executive shall immediately be granted twenty-five thousand (25,000) additional restricted shares (the "Additional Restricted Shares") under the Company's 2003 Equity Incentive Plan and an applicable restricted stock agreement; provided that the Executive is employed by the Company on such date.  The Additional Restricted Shares shall vest on the day before the second anniversary of the Effective Date, if but only if the Executive is employed by the Company on such date.  The Additional Restricted Shares shall be forfeit by the Executive if the Executive is not employed by the Company on the day before the second anniversary of the Effective Date.  Upon an acquisition or sale of the Company, as defined in Paragraph 5(g) below, all unvested but granted Additional Restricted Shares shall immediately vest.  If there is an acquisition or sale of the Company before the Amendment is approved and the Executive is employed by the Company, the Executive shall receive a cash payment in an amount equal to the product of 25,000 times the fair market value of a share of Stock on the date of the sale or acquisition after taking into account the applicable transaction ("Replacement Bonus") in lieu of a grant of Additional Restricted Shares.  For the avoidance of doubt, the Executive shall not be eligible for the Replacement Bonus if the Amendment is approved, and the Executive shall not be granted Additional Restricted Shares if he receives the Replacement Bonus.  If the Amendment is not approved on or before the first anniversary of the Effective Date, the Agreement will terminate pursuant to Section 4(f) of the Agreement.

(d) Other Benefits. The fringe benefits, perquisites and other benefits of employment, including three (3) weeks vacation each year in addition to any vested previously vested, to be provided to the Executive shall be equivalent to such benefits and perquisites as are provided to other senior executives of the Company as amended from time to time.

(e) Expenses. The Company shall pay the Executive's reasonable expenses (including legal expenses) incurred as a result of his employment with the Company and in connection with the negotiation of this Agreement.

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

(f) Termination for Failure of Approval.  If the Amendment is not approved by the shareholders on or before the first anniversary of the Effective Date, the Executive's employment will end on the first anniversary of the Effective Date of this Agreement.  After such date, Executive acknowledges that the Company shall have no further obligations to the Executive under this Agreement.  Executive further acknowledges that the any Restricted Stock provided under this Agreement but that has not vested on or before the first anniversary of the Effective Date will immediately be forfeit to the Company and the Executive shall not be eligible for the Replacement Bonus.

5. Compensation Upon Termination or During Disability

(a) Disability. During any period that the Executive fails to perform his full-time duties with the Company for a three-month period as a result of incapacity due to physical or mental illness (the "Disability Period"), the Executive shall continue to receive his Annual Base Salary at the rate set forth in Paragraph 3(a) of this Agreement, less any compensation payable to the Executive under the applicable disability insurance plan of the Company during the Disability Period, until this Agreement is terminated pursuant to Paragraph 4(a) hereof. Thereafter, or in the event the Executive's employment shall be terminated by reason of his death, the Executive's benefits shall be determined under the Company's insurance and other compensation programs then in effect in accordance with the terms of such programs and the Company shall have no further obligation to the Executive under this Agreement.

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

(h) Termination Without Cause.  If the Employee voluntarily resigns his employment with the Company pursuant to Paragraph 4(d) of this Agreement, the Company shall pay the Executive an amount equal to three (3) months of the Executive's Annual Base Salary at highest rate in effect during the period of the Executive's employment, in three (3) equal monthly installments, and shall provide health insurance for such three-month period. After the last of such payments, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.

6. Confidentiality and Restrictive Covenants.

(a) The Executive acknowledges that:

 (i) the business in which the Company is engaged is intensely competitive and his employment by the Company will require that he have continual access to and knowledge of confidential information of the Company, including, but not limited to, the nature and scope of its products, the object and source code offered, marketed or under development by the Company or under consideration by the Company for development, acquisition, or marketing by the Company and the documentation prepared or to be prepared for use by the Company (and the phrase "by the Company" shall include other vendors, licensees or and resellers and value-added resellers of the Company's products or proposed product) and the Company's plans for creation, acquisition, improvement or disposition of products or software, expansion plans, financial status and plans, products, improvements, formulas, designs or styles, method of distribution, lists of remarketing and value- added and other resellers customer lists and contact lists, product development plans, rules and regulations, personnel information and trade secrets of the Company, all of which are of vital importance to the success of the Company's business, provided that Confidential Information will not include information which has become publicly known otherwise than through a breach by Executive of the provisions of this Agreement (collectively, "Confidential Information");

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

If to the Company:

 Mediware Information Systems, Inc.
11711 West 79th Street
Lenexa, KS 66214

If to the Executive:

 George J. Barry
Mediware Information Systems, Inc.
11711 West 79th Street
Lenexa, KS 66214

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

(e) Office.  The Executive may perform his duties under this Agreement at any of the Company's business locations, at his home or in such other places as the Executive deems to be appropriate from time to time.

(f) Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall otherwise remain in full force and effect. Moreover, if any one or more of the provisions contained in this Agreement is held to be excessively broad as to duration, scope or activity, such provisions shall be construed by limiting and reducing them so as to be enforceable to the maximum extent compatible with applicable law.

(g) Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

(h) Entire Agreement. This Agreement sets forth the entire agreement and understanding of the parties in respect of the subject matter contained herein, and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of either party in respect of said subject matter.

(i) Headings Descriptive. The headings of the several paragraphs of this Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any of this Agreement.

(j) Capacity. The Executive represents and warrants that he is not a party to any agreement that would prohibit him from entering into this Agreement or performing fully his obligations hereunder.

IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.

 EXECUTIVE:

 /s/ George J. Barry
GEORGE J. BARRY

 MEDIWARE INFORMATION SYSTEMS, INC:

By:     /s/ Lawrence Auriana
Name: LAWRENCE AURIANA
Title: CHAIRMAN

EXHIBIT 10.54

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made this June 5, 2004 between Mediware Information Systems, Inc., (hereinafter "the Company") and Michael L. Crabtree (hereinafter "the Executive").

WHEREAS, the Company desires to continue to employ the Executive as the President of its Worldwide Pharmacy Division, and the Executive desires to continue being so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1.     Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as President of the Worldwide Pharmacy Division of the Company. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to him by the President and Chief Executive Officer. The Executive further agrees to use his best efforts to promote the interests of the Company and to devote his full business time and energies to the business and affairs of the Company.

2.     Term of Employment. The employment hereunder shall be for a term of two years, commencing on the date hereof and ending on the third anniversary of the date hereof (the "'Expiration Date"), unless terminated earlier pursuant to Paragraph 4 of this Agreement (the "Term of Employment").  This Agreement shall automatically renew for successive terms of one (1) year (each a "Renewal Term") commencing on the first day immediately following the Expiration Date, unless such renewal is objected to by (i) the Company by giving prior written notice more than ninety (90) days and less than one hundred and twenty (120) days prior to the scheduled Expiration Date; or (ii) the Executive by giving prior written notice at least one hundred eighty days prior to the scheduled Expiration Date.  In the event of a renewal, the last day of each successive Renewal Term shall be deemed the Expiration Date.

  3. Compensation and Other Related Matters.

(a) Salary. As compensation for services rendered hereunder, the Executive shall receive an Annual Base Salary of  two hundred fifteen thousand dollars ($215,000.00), which salary shall be paid in accordance with the Company's then prevailing payroll practices for its officers and shall be subject to review annually by the Board of Directors.

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

(c) Performance Bonus.  In addition to the Bonus set out in Section (b) above, Executive shall be eligible to receive a performance bonus based on the performance of the Company's Worldwide Pharmacy Division during the first six months of the Company's fiscal 2005 year.   The amount of this bonus will be determined by the CEO and will not exceed $90,000.

(d) Stock Options. Subject to the approval of the Company's Board of Directors, the Executive shall be granted an additional thirty thousand (30,000)] non-qualified options (the "'Options") to purchase shares of the Company's Common Stock, par value $.10 per share, (the "Stock") under the Company's Equity Incentive Plan. The Options shall be subject to the terms of the Equity Incentive Plan and the Executive's Non-Qualified Stock Option Agreement (the "Option Agreement"), attached hereto as Exhibit "'A". Subject to the Option Agreement (which shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i) Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: Fifteen thousand (15,000) Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; and Fifteen thousand (15,000) Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment. In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(f), below, any remaining unexercisable Options shall become exercisable immediately.

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

(d) Termination Without Cause. The Company shall have the right to terminate the Executive's employment without cause at any time upon ninety (90) days prior written notice, and the Executive shall have the right to terminate the Executive's employment without cause at any time upon one hundred eighty (180) days prior written notice.

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

(c) Non-competition.  The Executive agrees that, during the Term of Employment and for a period of one (1) year following the date of termination of the Executive's employment with the Company, the Executive will not, directly or indirectly, be engaged in any business, as an owner, employee, manager, consultant, or otherwise, which competes with the hospital pharmacy information systems business conducted by the Company or any of its subsidiaries or affiliates, in the United States, Canada and the UK and any other area where such business is being conducted on the date the Executive's employment is terminated hereunder; provided, however, that the foregoing is not intended to prevent executive from providing services as an employee or consultant to any business, even if the business to which such services are provided has a division or other unit engaged in the pharmacy information systems business, so long as Executive's employment and/or services are unrelated to such company's hospital pharmacy information systems business and Executive continues to abide by all provisions of this Agreement regarding the protection of the Company's confidential information and trade secrets.

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

(c) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Kansas without regard to the conflict of law rules thereof.

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

  /s/ Michael L. Crabtree
MICHAEL L. CRABTREE

 By:    /s/ George J. Barry
Name:  GEORGE J. BARRY
Title: President and Chief Executive Officer

EXHIBIT 10.55

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (hereinafter "this Agreement") is made effective as of the 16th day of August 2004 between Mediware Information Systems, Inc., (hereinafter "the Company") and Frank Poggio (hereinafter "the Executive").

WHEREAS, the Company desires to employ the Executive as its Vice President and General Manager of the Blood Bank Division, and the Executive desires to be so employed by the Company, on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements herein set forth, the Company and the Executive hereby agree as follows:

1.     Employment. The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve as the Vice President and General Manager of the Blood Bank Division. The Executive agrees to perform such services customary to such office as shall from time to time be assigned to him by the President and Chief Executive Officer. The Executive further agrees to use his best efforts to promote the interests of the Company and to devote his full business time and energies to the business and affairs of the Company.

2.     Term of Employment. The employment hereunder shall be for a term of three years, commencing on the date hereof  and ending on the third anniversary of such date (the "Expiration Date"), unless terminated earlier pursuant to Paragraph 4 of this Agreement (the "Term of Employment").  THIS AGREEMENT SHALL AUTOMATICALLY RENEW FOR SUCCESSIVE TERMS OF ONE YEAR (EACH A "RENEWAL TERM") COMMENCING ON THE FIRST DAY IMMEDIATELY FOLLOWING THE EXPIRATION DATE, UNLESS SUCH RENEWAL IS OBJECTED TO BY EITHER THE COMPANY OR THE EXECUTIVE BY GIVING PRIOR WRITTEN NOTICE MORE THAN 90 DAYS AND LESS THAN 120 DAYS PRIOR TO THE SCHEDULED EXPIRATION DATE. In the event of such renewal, the last day of each successive Renewal Term shall be deemed the Expiration Date.

  3. Compensation and Other Related Matters.

(a) Salary. As compensation for services rendered hereunder, the Executive shall receive an Annual Base Salary of $180,000.00, which salary shall be paid in accordance with the Company's then prevailing payroll practices for its executives and shall be subject to review annually by the Board of Directors.

  (b)   Bonus.  The Executive shall receive a bonus of 50% of his Annual Base Salary per annum for achieving the objectives established by the Company within thirty days after the date of this Agreement and as updated annually during the term of the Agreement.  If the Executive leaves the Company for any reason in the middle of a year, the Annual Bonus for that year will be pro-rated in accordance with the actual number of days the Executive was employed during that year, except if Executive resigns without cause as described in Paragraph 4(d) below, or is terminated for Cause pursuant to Paragraph 5(c), below, in which case no Annual Bonus will be paid.

(c) Stock Options. The Executive shall be granted 75,000 incentive stock options (the "Options") to purchase shares of the Company's Common Stock, par value $.10 per share (the "Stock"), under a Company stock option plan. The Options shall be subject to the terms of the applicable Company stock option plan and the Executive's stock option agreement (the "Option Agreement").  In addition to the terms set forth in the Option Agreement (provided that this Agreement shall govern the Options in the event of any conflict between this Agreement and the Option Agreement), the Company and the Executive agree as follows:

(i) Vesting. Subject to continued employment of the Executive, the Options shall vest and become exercisable as follows: 25,000 Options shall become exercisable on the first anniversary of the commencement of the Term of Employment; 25,000 Options shall become exercisable on the second anniversary date of the commencement of the Term of Employment; and 25,000 Options shall become exercisable on the third anniversary date of the commencement of the Term of Employment.  In addition, upon an acquisition or sale of the Company, as defined in Paragraph 5(f), below, any remaining unexercisable Options shall become exercisable immediately.

(ii) Exercise. The Options shall be exercisable at a price equal to the fair market value of the Stock on the day the Term of Employment commences. The fair market value of the Stock shall equal the average of the high and low market sale prices on such day as reported by NASDAQ. The Options shall be exercisable for five years from the commencement of the Term of Employment.

(d) Other Benefits. The fringe benefits, perquisites and other benefits of employment, including three weeks vacation (and additional time-off as may be approved by the chief executive officer from time to time), to be provided to the Executive shall be equivalent to such benefits and perquisites as are provided to other senior executives of the Company as amended from time to time.

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

(f) Relocation Expenses.  The Executive intends to relocate his family to the Chicago, Illinois metropolitan area, within six months of the date hereof, which is where the Executive will be officed during the term of this Agreement.  Prior to that date, Executive may work from both the St. Louis, Missouri metropolitan area and the Company's Oak Brook, Illinois offices.  The Company will reimburse the Executive for the reasonable out-of-pocket expenses, not to exceed $25,000 in the aggregate, of such move, which cost shall be grossed up to compensate the Executive for any federal, state or local taxes so incurred by the Executive, including the cost of packing, insurance and transportation of Executive's household goods and the storage of such goods for up to 12 months from the date of pick up, but shall not reimburse Executive's for transaction fees, realty fees or taxes associated with the sale or purchase of the Executive's homes.

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

(e) Acquisition or Sale of Company.  If a third party described in Paragraph 5(f) of this Agreement terminates the Executive due to "an acquisition or sale of the Company", as described in Paragraph 5(f) below, the Company shall pay the Executive an amount equal to six months of Executive's Annual Base Salary at the rate in effect at the date of termination of the Executive's employment during the period of the Executive's employment, payable in six equal monthly installments. Until the earlier of the end of the six-month period immediately following the termination of employment, or the commencement of the provision of health benefits to the Executive by a successor employer, the Executive will continue to receive the same coverage of health insurance as immediately before the date of the termination, at the expense of the Company. Thereafter, the Executive acknowledges that the Company shall have no further obligation to the Executive under this Agreement.  Notwithstanding the foregoing, if in conjunction with an acquisition or sale of the Company to a third party, the third party (i) requests that the Executive continue to provide services to the Company or such third party after the closing of the acquisition or sale of the Company and (ii) agrees to pay the Executive compensation for the Executive's services at a rate at least equal to the Executive's compensation in effect as of the date immediately preceding the date on which the acquisition or sale of the Company is consummated, the Executive must provide such services for at least 90 days, unless the third party terminates Executive's services without Cause prior to the end of such 90-day period.  If the Executive fails to fulfill the requirement of the preceding sentence for any reason, then the Executive will not be eligible for payments under this Paragraph 5(e).  On the other hand, if the Executive does fulfill such requirement and the Executive's employment is subsequently terminated within the six month period following the acquisition or sale of the Company, then the Executive will be entitled to receive the payments described in this Paragraph 5(e).  Payments under this Paragraph 5(e) are intended to be in lieu of the payments the Executive would otherwise be entitled to under Paragraph 5(d), which will not apply in the case of an acquisition or sale of the Company. Notwithstanding the foregoing, if substantially all of the assets of the blood bank division are sold as reasonably determined by the CEO, and the Executive, as a consequence, is terminated by Mediware without cause or transferred to the acquiring third party, then the Executive shall be subject to the terms set forth in this paragraph as if "an acquisition or sale of the Company" had occurred.

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

(v) it would be a breach of this Agreement for the Executive to disclose to the Company or use in the Company's business any trade secrets or other information that the Executive received from a third party and  is required to keep confidential or is not permitted to disclose to Mediware;

(vi) acquiring customers in the Company's business is time consuming, difficult and costly; and

(vii) if the Executive leaves the Company's employ to work for a competitive business, in any capacity, it would cause the Company irreparable harm.

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

(c) Non-competition. The Executive agrees that, during the Term of Employment and for a period of one year following the date of termination of the Executive's employment with the Company (unless Executive's employment is terminated by the Company pursuant to Section 4(d), in which event Executive's obligations under this subsection (c) shall only continue for so long as the Company pays Executive pursuant to Section 5(d), or is terminated by the Company by giving notice pursuant to Section 2 to prevent the renewal of this Agreement, in which event Executive's obligations under this subsection (c) shall not continue following the termination of Executive's employment with the Company), the Executive will not, directly or indirectly, own, manage, operate, control or participate in the ownership, management or control of, or be connected as an officer, employee, partner, director, or otherwise with, or have any financial interest in, or aid or assist anyone else in the conduct of, any entity or business which competes with any business conducted by the Company  or any of its subsidiaries or affiliates, in the United States, Canada or the UK or any other area where such business is being conducted on the date the Executive's employment is terminated hereunder. Notwithstanding the foregoing the Executive's ownership of securities of a public company engaged in competition with the Company not in excess of five percent of any class of such securities shall not be considered a breach of the covenants set forth in this Paragraph 6. Notwithstanding the foregoing in this subsection (c), when the Executive's employment with the Company terminates, the Executive may immediately begin acting as a consultant for or on behalf of healthcare organizations or vendors or for other businesses; provided that the Executive does not provide any guidance, information, services, consultation or other assistance of any kind (including, technical, business, market-related, industry-related or otherwise) relating to blood banking software, pharmacy software, operating room software or other products or services that are provided by  Mediware during the term of his employment.  Executive further agrees not to disparage Mediware in any way.

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

(ii) solicit for himself or any entity the business of (A) any customer of the Company or any of its subsidiaries or affiliates, or (B) any seller, reseller or-value-added vendor of the Company, or of its products, or (C) solicit any business from a customer which was a customer of the Company or any of its subsidiaries or affiliates within six months prior to the termination of the Executive's employment; provided that when the Executive's employment with the Company terminates, the Executive may, make the solicitations described in this subsection (ii) for the sole purpose of providing consulting services to healthcare organizations or vendors or for other businesses so long as the Executive does not provide any guidance, information, services, consultation or other assistance of any kind (including, technical, business, market-related, industry-related or otherwise) relating to blood banking software, pharmacy software, operating room software or other products or services that are provided by Mediware during the term of his employment; and

(iii)   persuade or attempt to persuade any employee of the Company or any of its subsidiaries or affiliates or any individual who was an employee of the Company or any of its subsidiaries or affiliates, at any time during the six-month period prior to the Executive's termination of employment, to leave the employ of the Company or any of its subsidiaries or affiliates.

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

 Frank L. Poggio

 14598 Big Timber Lane

 Chesterfield, MO 63017

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

  /s/ Frank L. Poggio
Frank L. Poggio

 By:    /s/ George J. Barry
Name:  George J. Barry
Title: President and Chief Executive Officer

EXHIBIT 11

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

Computation of Net Income Per Share

                                             Years Ended June 30,
                                       -----------------------------------------
                                           2004           2003           2002
                                       -----------    -----------    -----------

Basic income per share

  Net income                         $   3,607,000    $ 4,389,000    $ 2,631,000

  Weighted-average shares:
    Outstanding                          7,463,000      7,300,000      7,228,000
                                       -----------    -----------    -----------

    Basic income per share           $        0.48    $      0.60   $       0.36
                                       ===========    ===========    ===========

Diluted income per share

  Net income                         $   3,607,000    $ 4,389,000   $  2,631,000

  Weighted-average shares:
    Outstanding                          7,463,000      7,300,000      7,228,000
    Options                                711,000        544,000        383,000

                                       -----------    -----------    -----------
                                         8,174,000      7,844,000      7,611,000
                                       -----------    -----------    -----------
    Diluted income per share         $        0.44    $      0.56   $       0.35
                                       ===========    ===========    ===========

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-07591 and No. 333-83016) pertaining to Mediware Information Systems, Inc. equity incentive and stock option plans of our report dated August 6, 2004 (with respect to Note 6 and Note 16, August 20, 2004) on our audits of the consolidated financial statements as of June 30, 2004 and 2003 and for each of the three years in the period ended June 30, 2004, which is included in the Annual Report on Form 10-K for the year ended June 30, 2004.

Eisner LLP

New York, New York

August 27, 2004

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

Date:  August 31, 2004

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

Date:  August 31, 2004

/s/  Jill H. Suppes

Jill H. Suppes

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Annual Report of Mediware Information Systems, Inc. (the "Company") on Form 10-K for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George J. Barry, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George J. Barry

George J. Barry

Chief Executive Officer

August 31, 2004

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Annual Report of Mediware Information Systems, Inc. (the "Company") on Form 10-K for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jill H. Suppes, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jill H. Suppes

Jill H. Suppes

Chief Financial Officer

August 31, 2004

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