Form 10-K/A
period 2004-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2004-10-27
CIK 874733

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

[X] Yes  [ ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on December 31, 2003 as reported on the NASDAQ Small Cap Market, was approximately $82,474,000. The number of shares outstanding of the registrant's common stock, as of October 11, 2004, was 7,810,947 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The purpose of this Amendment is to set forth in this Annual Report on Form 10-K the information required for Part III of such Annual Report that was to have been incorporated by reference from the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers

Lawrence Auriana, age 60, Chairman of the Board. Mr. Auriana has been Chairman of the Board of the Company since 1986 and a director since 1983. He has been a Wall Street analyst, money manager and venture capitalist for over 20 years. Since 1986, he has been Chairman, a director and, together with Hans P. Utsch, also a director of the Company, Portfolio Co-Manager of Federated Kaufmann Fund. He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts.

George J. Barry, age 51, President and Chief Executive Officer. Mr. Barry has been a director of the Company since January 2001 when he rejoined the Company as President and Chief Executive Officer. He previously served as the Company's Chief Financial Officer from 1997 through 1998 and acted as an advisor to the Board of Directors thereafter. Mr. Barry has been a senior manager of software technology companies for over 16 years. He was employed as Vice President and Chief Financial Officer of Silvon Software, Inc. from 1999 through 2000; Chief Financial Officer at Microware Systems from 1994 to 1996; Executive Vice President and Chief Financial Officer at Comptech Research from 1992 to 1994 and as Group Chief Financial Officer for Dynatech Corporation from 1986 to 1992. Additionally, he is a director of ThermoGenesis Corp. Mr. Barry is a C.P.A. and holds an MBA from the University of Wisconsin, Madison.

Jill H. Suppes, age 37, Chief Financial Officer. Ms. Suppes re-joined Mediware in January 2001. From 1999 to 2000, Ms. Suppes served as acting Controller for Oread, Inc., a contract research organization specializing in Phase I, II and III clinical trials for large pharmaceutical companies. Ms. Suppes originally joined Mediware in September 1997 as the Company's Controller. Ms. Suppes has more than 13 years experience in finance and accounting and is a graduate of the University of Missouri at Columbia with a B.S. in Accountancy. Ms. Suppes is also a C.P.A.

Robert C. Weber, age 33, Chief Legal Officer and General Counsel. Mr. Weber joined Mediware in January 2004. He was corporate counsel of Epic Systems, a private medical records software company from 2002 to 2004, where he drafted and negotiated multi-million dollar software agreements and third-party vendor relationships. Mr. Weber served with domestic and international law firms, most recently in the Chicago office of Skadden, Arps, Slate, Meagher & Flom from 2000 to 2002, where he specialized in asset and stock sale agreements and private equity investments. Earlier experience also included four years at Chicago-based Jenner & Block. He earned his B.A. degree at the University of Wisconsin and a JD degree at the University of Wisconsin School of Law, where he graduated Cum Laude.

Michael Crabtree, age 54, President of the Pharmacy Division Worldwide. Mr. Crabtree joined Mediware in January 2001. From 1998 to 2001, Mr. Crabtree owned Treemark Consulting Services, a consulting company servicing the healthcare information systems industry. Additionally, Mr. Crabtree previously served as President and Chief Operating Officer of Continental Healthcare Systems where he grew the Company's existing Pharmakon Pharmacy customer base and acquired the JAC Ltd. Division. Mr. Crabtree has been president and CEO of both healthcare information systems companies and an information technology service business. Mr. Crabtree holds a B.S. degree in Marketing from North Texas State University.

Frank Poggio, age 58, Vice President and General Manager of the Blood Bank Division. Mr. Poggio joined Mediware in August 2004. Mr. Poggio has more than 30 years of the health services industry experience, including the presidency of Citation Computer Systems, Inc., a provider of lab information systems. From 1997 to 2004, he was president of Kelzon Consulting Group, a developer of business plans to increase market share and grow sales of vertical market software and healthcare organizations. In earlier positions, he was the founder and president of Health Micro Data Systems, Inc., which was merged into Citation, and chief information officer of the University of Wisconsin Hospitals and Clinics, where he was responsible for 250 employees and a budget in excess of $10 million. A graduate of Iona College and the Harvard Business School's executive program for health administration, Mr. Poggio has published more than 30 articles and served for eight years on the faculty of the University of Wisconsin Graduate School of Business.

Robert Tysall-Blay, age 47, Chief Executive of JAC Computer Services Ltd. Mr. Tysall-Blay joined Mediware in June 2003. Mr. Tysall-Blay has 30 years experience in the healthcare field, 10 years in medical lab science within the UK's National Health Service, and 20 years in sales and marketing of healthcare IT systems. In 1993, Mr. Tysall-Blay joined Misys Healthcare Systems International (formerly Sunquest Information Systems) where he spent nine years in a variety of posts, including sales and marketing manager and UK managing director. Working primarily for US-based companies, he gained healthcare experience in seven countries including the US, UK, Germany, France, Denmark and the Middle East. His healthcare IT experience includes the areas of lab, radiology, PACS, pharmacy, decision support and electronic patient record systems.

Executive officers are elected annually by and serve at the discretion of the Board of Directors.

Employment Agreements

Mr. Barry has a two-year employment agreement with the Company, which expires on August 25, 2006 and is automatically renewable for successive one-year terms unless timely notice of non-renewal is given. Mr. Barry's base annual salary is $300,000, with a bonus opportunity of up to 50% of base salary at the Compensation Committee's sole discretion. Mr. Barry was granted 25,000 restricted shares of common stock, which vest on August 25, 2005, provided that Mr. Barry is employed by the Company on that date. If an amendment to the Company's 2003 Equity Incentive Plan that increases the number of shares of common stock (to a level sufficient for such additional grant) subject to the 2003 Equity Incentive Plan is approved on or before August 25, 2005, Mr. Barry will be granted 25,000 additional restricted shares of common stock. If so granted, such additional shares vest on August 24, 2006 if Mr. Barry is employed by the Company on that date. Upon an acquisition or sale of the Company to or by a third party, all unvested additional restricted shares vest. If such acquisition or sale occurs before the amendment to the 2003 Equity Incentive Plan is approved and Mr. Barry is employed by the Company, he will receive a cash payment equal to 25,000 times the fair market value of the Company's common stock on the date of the sale or acquisition after taking into account the applicable transaction in lieu of the 25,000 additional restricted shares.

Ms. Suppes has a three-year employment agreement with the Company which expires on October 14, 2005 and is automatically renewable for successive one-year terms unless timely notice of non-renewal is given. Ms. Suppes' base annual salary is $150,000, with a bonus opportunity of up to 50% of base salary at the Compensation Committee's sole discretion and subject to meeting performance objectives.

Mr. Crabtree has a two-year employment agreement with the Company which expires on June 5, 2006 and is automatically renewable for successive one-year terms unless timely notice of non-renewal is given. Mr. Crabtree's base annual salary is $215,000, with a bonus opportunity of up to 50% of base salary at the Compensation Committee's sole discretion and subject to meeting performance objectives. In addition, Mr. Crabtree is eligible for a bonus, not to exceed $90,000, based on the performance of the Company's Pharmacy Division during the first six months of the Company's 2005 fiscal year. Mr. Crabtree was also granted options to purchase 30,000 shares of common stock, vesting over two years. Any unvested options will vest upon an acquisition or sale of the Company to or by a third party.

Mr. Tysall-Blay has an employment agreement with the Company. Mr. Tysall-Blay's base annual salary is 85,000 GBP, with a bonus opportunity of up to 65,000 GBP subject to meeting performance objectives. Mr. Tysall-Blay was also granted options to purchase 30,000 shares of common stock, vesting over four years. Any unvested options will vest upon an acquisition or sale of the Company to or by a third party.

Each of the employment agreements may be terminated without cause on 90 days written notice, except for Mr. Tysall-Blay whose agreement may be terminated without cause on 30 days written notice and Mr. Crabtree who may terminate his employment on 180 days written notice. In addition, Mr. Barry's agreement will terminate on August 25, 2005 if the amendment to the 2003 Equity Incentive Plan described above (or a similar amendment) is not approved by the Company's shareholders on or before August 25, 2005. If a termination of employment without cause occurs, Mr. Barry is entitled to receive an amount equal to 12 months salary if the termination is by the Company and 3 months salary if Mr. Barry resigns his employment; and Ms. Suppes and Mr. Crabtree, 3 months salary. If an executive's employment is terminated following an acquisition or sale of the Company to or by a third party, the Company will pay an amount equal to 12 months salary, in the case of Mr. Barry, and an amount equal to 6 months salary in the case of Ms. Suppes and Mr. Crabtree. Upon an acquisition or sale of the Company to or by a third party, any unvested (and not forfeited) restricted shares granted to Mr. Barry immediately vest. Mr. Barry also has the right to terminate his employment if there is a significant diminution of his duties and responsibilities without his consent, a significant reduction in his compensation or an acquisition or sale of the Company to or by a third party. If Mr. Barry terminates his employment due to any of these circumstances he will be entitled to receive an amount equal to 12 months salary.

Directors

The Board has fixed the number of directors at eleven, which number is divided into three classes, with one class standing for election each year for three-year terms. The classes of the Board are kept as equal in size as practicable and each class has a minimum of three directors.

Lawrence Auriana, age 60, see biographical information provided above.

George J. Barry, age 51, see biographical information provided above.

Jonathan H. Churchill, age 72, has been a director since 1992. Mr. Churchill has been a practicing attorney in New York City since 1958 and from May 1996 to December 2001, when he retired, was Counsel at Pillsbury Winthrop LLP. Mr. Churchill was a partner of Boulanger, Hicks & Churchill, P.C. from January 1990 to May 1996. Mr. Churchill received a B.A. degree from Harvard College and an L.L.B. from Harvard Law School.

Roger Clark, age 70, has been a director since 1983. From 1980 to 1987, he held a series of managerial positions in the computer products area with Xerox Corporation. In 1987, he became self-employed as a micro-computer consultant and programmer. In June 1997, he acquired a half-ownership in a recruitment advertising agency named R & J Twiddy Advertising (since re-named Talcott and Clark Recruitment Advertising, Inc.), which is based in New Canaan, Connecticut. Mr. Clark acquired full ownership on the death of his partner in late 2002 and sold the business in July 2003. He is now retired. Mr. Clark is the author of seven books on micro-computing.

Philip H. Coelho, age 60, has been a director since December 2001. Since 1989, he has been Chairman and Chief Executive Officer of ThermoGenesis Corp. Mr. Coelho served as Vice President of Research & Development of that company from 1986 though 1989. Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for 30 years. He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho is a member of the Society of Cryobiology and is the inventor or co-inventor of twenty-two patents in the fields of cell cryobiology, robotics, thermal processing of blood products and isolation of enzymes from blood. Mr. Coelho is also a member of the Board of Directors of Kourion Therapeutics GmbH, a stem cell biology company based in Dusseldorf, Germany. Mr. Coelho received a B.S. degree in thermodynamic and mechanical engineering from the University of California, Davis.

Joseph Delario, age 71, has been a director since 1992. Mr. Delario was President and Chief Executive Officer of Quadrocom, Inc., a business consulting firm, until December 1992, and since then has been a business consultant and private investor in and active in the management of several computer service companies. Mr. Delario has previously rendered management and financial services to the Company. Mr. Delario received a B.A. degree from Fairleigh Dickinson University in 1956.

John Gorman, M.D., age 73, has been a director since March 2000. Dr. Gorman, Clinical Professor of Pathology at New York University School of Medicine, retired from his position of Director of the Blood Bank at New York University Medical Center which he held from 1981 to 1999. Before this he had been Director of the Blood Bank at Columbia Presbyterian Medical Center since 1964. In the 1960's Dr. Gorman and his co-workers at Columbia developed Rh Immune Globulin (RhoGAM) for the prevention of Hemolytic Disease of the Newborn for which for he was awarded the Lasker Clinical Medical Research Award in 1980. Dr. Gorman graduated from the University of Melbourne Medical School in 1953 and completed his residency in Anatomic and Clinical Pathology at Columbia Presbyterian Medical Center in 1960.

Clinton G. Weiman, M.D., age 79, has been a director since June 1996. Dr. Weiman is currently the Chairman and Chief Executive Officer of Comprehensive Medical Interview. From 1961 to 1993 he was Corporate Medical Director, Senior Vice President of Citicorp/Citibank. Since 1994, Dr. Weiman has been independently engaged as a consultant with the Federal Reserve. In 1998, Dr. Weiman became associated with Executive Health Examiners as a physician. From 1956 to 1970 Dr. Weiman was engaged in private practice in New York, New York. Dr. Weiman received a B.A. degree from Princeton University and a medical degree from Cornell University Medical College. His appointments have included Clinical Associate Attending Physician at New York Hospital and Associate Professor, Clinical Medicine at Cornell University Medical College.

Walter Kowsh, Jr., age 54, has been a director since 1990. He is a consultant programmer specializing in Client/Server database systems. He was a Senior Programmer Analyst with Brown Bros. Harriman & Co. from 1989 to 1992. From 1986 to 1989, he was a computer consultant with Howard Systems International. He received a B.A. degree from Queens College, an MBA from the New York Institute of Technology, and is a diplomat of New York University in Computer Programming and Systems Design.

Robert F. Sanville, age 62, has been a director since November 2002. Mr. Sanville has over thirty-five years of experience in public accounting. He is a principal of Sanville & Company, an accounting firm based in Abington, Pennsylvania. Prior to forming Sanville & Company, he was a partner for seventeen years in the Philadelphia accounting firm of Livingston, Montgomery & Sheldon. Mr. Sanville has an extensive background in providing audit, tax and management advisory services to the securities and investment company industries. Mr. Sanville is an arbitrator for the National Association of Securities Dealers, Inc.; has served as the U.S. District Court appointed trustee in actions brought forth by the Securities and Exchange Commission; has served as an expert witness in securities litigation before the U.S. District Court; and has served the Securities Investors Protection Corporation as an accountant for the appointed legal liquidator. Mr. Sanville received a B.S. degree from Drexel University. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants.

Hans P. Utsch, age 68, has been a director since 1985. He has been independently engaged in money management and investment banking for over 20 years. Since 1986, he has been President and, together with Mr. Lawrence Auriana, Portfolio Co-Manager of Federated Kaufmann Fund. He received a B.A. degree from Amherst College and an MBA from Columbia University.

Compensation Of Directors

Each non-employee director in office on July 1, 2004 became entitled to receive for his services during fiscal 2005, 8,500 options (22,500 in the case of the Chairman) at an exercise price of $12.52 per share, which was the fair market value of the Company's common stock on that date. Similarly, in subsequent fiscal years, each non-employee director in office on July 1st of that year will be entitled to receive, for his or her services during the fiscal year, the same number of options described above. The exercise price, as stated above, will be the fair market value of the Company's common stock on July 1st of that year. Each non-employee director also receives $500 for each Board meeting attended. Lawrence Auriana, the Chairman of the Board, waived his fee. The members of the Compensation Committee receive $1,500 for each meeting attended. The members of the Audit Committee receive $2,500 for each meeting attended. In addition, the Chairman of the Audit Committee receives an additional $500 for each meeting attended.

The foregoing description of compensation to directors only applies to non-employee directors. Currently, Mr. Barry is the only director who is an employee.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended June 30, 2004, based upon an examination of the public filings, all of the Company's officers and directors timely filed reports on Form 3 and Form 4 except for the following filings: Messrs. Jackson, Clark, Utsch and Delario (covering 5 transactions on the same date) each had one filing on Form 4 which was filed late. Mr. Auriana had two filings on Form 4 which were filed late.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Messrs. Clark, Sanville and Weiman. The Board of Directors has determined that each member of the Audit Committee is "independent" not only under the Qualitative Listing Requirements of the Nasdaq Stock Market (the "NASD listing standards") but also within the definition contained in a final rule of the Securities and Exchange Commission (the "SEC"). Furthermore, the Board of Directors has determined that Mr. Sanville is an "audit committee financial expert" within the definition contained in a final rule adopted by the SEC.

Director Nomination Process

The Company does not have a standing Nominating Committee or a formal Nominating Committee Charter. Currently, the independent members of the Board, rather than a nominating committee, approve or recommend to the full Board those persons to be nominated.

The Board has, by resolution, adopted a director nomination policy. The purpose of the policy is to describe the process by which candidates for inclusion in the Company's recommended slate of director nominees are selected. The director nomination policy is administered by the Board.

In the ordinary course, absent special circumstances or a change in the criteria for Board membership, the incumbent directors who continue to be qualified for Board service and are willing to continue as directors are re-nominated. If the Board thinks it is in the best interest of the Company to nominate a new individual for director in connection with an Annual Meeting of Shareholders, or if a vacancy occurs between annual shareholder meetings, the Board will seek potential candidates for Board appointments who meet criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, senior management of the Company and, if deemed appropriate, a third-party search firm.

Candidates for Board membership must possess the background, skills and expertise to make significant contributions to the Board, to the Company and its shareholders. Desired qualities to be considered include substantial experience in business or administrative activities; breadth of knowledge about issues affecting the Company; and ability and willingness to contribute special competencies to Board activities. The independent members of the Board also consider whether members and potential members are independent under the NASD listing standards. In addition, candidates should posses the following attributes: personal integrity; absence of conflicts of interest that might impede the proper performance of the responsibilities of a director; ability to apply sound and independent business judgment; sufficient time to devote to Board and Company matters; ability to fairly and equally represent all shareholders; reputation and achievement in other areas; independence under rules promulgated by the SEC and the NASD listing standards; and diversity of viewpoints, background and experiences.

The Board of Directors intends to review the director nomination policy from time to time to consider whether modifications to the policy may be advisable as the Company's needs and circumstances evolve, and as applicable legal or listing standards change. The Board may amend the director nomination policy at any time.

The Board will consider director candidates recommended by shareholders and will evaluate such director candidates in the same manner in which it evaluates candidates recommended by other sources. In making recommendations for director nominees for the Annual Meeting of Shareholders, the Board of Directors will consider any written recommendations of director candidates by shareholders received by the Chief Legal Officer and General Counsel of the Company no later than 90 days before the anniversary of the previous year's Annual Meeting of Shareholders, except that if no Annual Meeting was held in the previous year or if the date of the Annual Meeting is advanced by more than 30 days prior to, or delayed by more than 60 days after, such anniversary date, notice must be received by the 10th day following the date that public disclosure of the date of the Annual Meeting is given to shareholders. Recommendations must be mailed to Mediware Information Systems, Inc., 11711 West 79th Street, Lenexa, KS 66214, Attention: Chief Legal Officer and General Counsel, and include all information regarding the candidate as would be required to be included in a proxy statement filed pursuant to the proxy rules promulgated by the SEC if the candidate were nominated by the Board of Directors (including such candidate's written consent to being named in the proxy statement as a nominee and to serving as a director if elected). The shareholder giving notice must provide (i) his or her name and address, as they appear on the Company's books, and (ii) the number of shares of the Company which are beneficially owned by such shareholder. The Company may require any proposed nominee to furnish such other information it may require to be set forth in a shareholder's notice of nomination which pertains to the nominee.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. The Company has also made the Code of Ethics available on its website at www.Mediware.com.

Item 11. Executive Compensation.

The following table sets forth all compensation paid by the Company to, or earned by, each person who has served as Chief Executive Officer during the fiscal year ended June 30, 2004, and the four other most highly compensated executive officers who were serving as executive officers as of June 30, 2004, whose total annual salary and bonus exceeded $100,000, for the last three fiscal years.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards Securities Underlying Options (#)	All Other Compensation ($)
George J. Barry President and Chief Executive Officer	2004 2003 2002	260,000 260,000 260,000	130,000 (1) 130,000 (2) 130,000 (3)	-- -- --	1,863,675 (4) 244 228

Michael Crabtree President of Worldwide Pharmacy Division	2004 2003 2002	181,346 180,000 156,923	90,000 (5) 80,000 (6) 75,000 (7)	30,000 -- 20,000	164,945 (8) 244 228

Jill H. Suppes Chief Financial Officer	2004 2003 2002	147,231 125,769 97,192	67,500 (9) 35,000 (10) 10,000 (11)	-- -- 20,000	119,743 (12) 244 228

Don L. Jackson Vice President & Gen. Mgr. Blood Bank Division	2004 2003 2002	150,000 133,846 --	57,000 (13) -- --	-- 50,000 --	107,210 (14) 203 --

Robert Tysall-Blay Vice President and Gen. Mgr. Mediware International	2004 2003 2002	243,038 -- --	4,500 (15) -- --	-- -- --	-- -- --

Option Grants In Last Fiscal Year

The following table sets forth certain information concerning options to purchase common stock of the Company granted to the individuals named in the "Summary Compensation Table" above during fiscal 2004.

		Individual Grants			Grant Date Value

	Number of	% of Total
	Securities	Options
	Underlying	Granted to	Exercise or		Grant Date
	Options	Employees in	Base Price	Expiration	Present Value
Name	Granted (#)	Fiscal Year	($/Sh)	Date	$

George J. Barry	--	--	--	--	--
Michael Crabtree	30,000	40	13.69	6/06/2009	243,864 (1)
Jill H. Suppes	--	--	--	--	--
Don L. Jackson	--	--	--	--	--
Robert Tysall-Blay	--	--	--	--	--

(1) The grant date present value was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero percent; expected stock volatility of 70.4%; risk-free interest rate of 4.29%, and expected years until exercise of 4.6 years.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

The following table sets forth options exercised by the individuals named in the "Summary Compensation Table" above during fiscal 2004 and the number and value of options held by them at June 30, 2004. The fair market value of the Company's common stock stock on such date was $13.14 per share.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)

			Exercisable	Unexercisable	Exercisable	Unexercisable

George J. Barry	165,000	443,520	185,000	--	497,280	--
Michael Crabtree	15,000	57,300	48,333	36,667	225,189	45,869
Jill H. Suppes	10,000	31,100	23,333	6,667	122,764	45,869
Don L. Jackson	16,666	122,078	--	33,334	--	244,338
Robert Tysall-Blay	--	--	7,500	22,500	76,688	230,175

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is an officer or employee, or former officer or employee, of the Company. No interlocking relationship exists between the members of the Company's Compensation Committee and the board of directors or compensation committee of any other company, nor has such relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of the Company's common stock as of October 11, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each of the individuals named in the "Summary Compensation Table," (iii) each current director of the Company, and (iv) all directors and executive officers as a group.

	Amount of Common Stock
	Beneficially Owned
	Number		Percentage
Name and Address of Beneficial Owner	of Shares	[1]	Ownership	[1]
Larry N. Feinberg [2]	1,281,236	[2]	16.4%
Lawrence Auriana [3]	2,332,725	[3]	29.9%
George J. Barry [4]	146,000	[4]	1.9%
Jonathan H. Churchill [5]	105,904	[5]	*
Roger Clark [6]	52,969	[6]	*
Philip H. Coelho [7]	21,250	[7]	*
Joseph Delario [8]	237,819	[8]	3.0%
John Gorman [9]	73,114	[9]	*
Walter Kowsh, Jr. [10]	63,819	[10]	*
Robert F. Sanville [11]	12,750	[11]	*
Hans P. Utsch [12]	47,572	[12]	*
Clinton G. Weiman [13]	47,618	[13]	*
Michael Crabtree [14]	33,333	[14]	*
Jill H. Suppes [15]	23,333	[15]	*
Don L. Jackson	--		*
All directors and executive officers as a group [16]	3,198,206	[16]	40.9%
* Less than one percent

[1]

Based on the number of shares outstanding at October 11, 2004, plus, for each person or group, shares which may be acquired by the shareholder(s) upon exercise of options within 60 days of October 11, 2004.

[2]

Mr. Feinberg is deemed to beneficially own 1,281,236 shares. The shares are held by Oracle Partners, L.P., Oracle Institutional Partners, L.P. and managed accounts over which Mr. Feinberg has investment discretion, except for 50,000 shares which are held directly by Mr. Feinberg as the trustee of The Feinberg Family Foundation. The address for Mr. Feinberg is 200 Greenwich Avenue, 3rd Floor, Greenwich, CT 06830.

[3]

Includes options for 110,700 shares which are exercisable within 60 days. The address for Mr. Auriana is 140 East 45th Street, 43rd Floor, New York, NY 10017. The shares of common stock owned by Mr. Auriana are held in a discretionary account at Sandgrain Securities Inc. Mr. Auriana retains sole voting power over all such shares but has no investment power, including the power to dispose, or to direct the disposition of, any such shares.

[4]	Includes options for 120,000 shares which are exercisable within 60 days. The address for Mr. Barry is 11711 West 79th Street, Lenexa, KS 66214.

[5]	Includes options for 39,900 shares which are exercisable within 60 days. The address for Mr. Churchill is 169 East 78th Street, Penthouse B, New York, NY 10021.

[6]	Includes options for 39,900 shares which are exercisable within 60 days. The address for Mr. Clark is 330 Elm Street, Unit 1, New Canaan, CT 06840.

[7]	Includes options for 21,250 shares which are exercisable within 60 days. The address for Mr. Coelho is 2711 Citrus Road, Rancho Cordova, CA 95742.

[8]	Includes options for 84,900 shares which are exercisable within 60 days. The address for Mr. Delario is 405 Crocus Hill, Norwood, NJ 07648.

[9]	Includes options for 29,100 shares which are exercisable within 60 days. The address for Dr. Gorman is 145 4th Street, Del Mar, CA 92014.

[10]	Includes options for 39,900 shares which are exercisable within 60 days. The address for Mr. Kowsh is 64-08 136th Street, Flushing, NY 11367.

[11]	Includes options for 12,750 shares which are exercisable within 60 days. The address for Mr. Sanville is 1514 Old York Road, Abington, PA 19001.

[12]	Includes options for 39,900 shares which are exercisable within 60 days. The address for Mr. Utsch is 140 East 45th Street, 43rd Floor, New York, NY 10017.

[13]	Includes options for 39,067 shares which are exercisable within 60 days. The address for Dr. Weiman is 2 Roberta Lane, Greenwich, CT 06830.

[14]	Includes options for 33,333 shares which are exercisable within 60 days. The address for Mr. Crabtree is 11711 West 79th Street, Lenexa, KS 66214.

[15]	Includes options for 23,333 shares which are exercisable within 60 days. The address for Ms. Suppes is 11711 West 79th Street, Lenexa, KS 66214.

[16]	Includes options for 634,033 shares which are exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions.

The Company had an outstanding note payable to the Chairman of its Board of Directors, Mr. Auriana. On June 30, 2004, the outstanding balance on the note totaled $1,418,000 including principal and interest. The note accrued interest at 1/4% over prime per annum. The prime rate was 4.25% on June 30, 2004. On August 20, 2004 the Company repaid all outstanding principal and accrued interest on this note.

In October 2000, Fratelli Auriana, Inc. ("Fratelli Auriana"), an entity controlled by Mr. Auriana, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to the terms described as follows. Mr. Auriana agreed to provide funds to Fratelli Auriana, should any be necessary to ensure Fratelli Auriana meets this obligation to the Company. Interest at the rate of prime plus 1/4% was to be charged on any outstanding balance and was to be paid quarterly. Any principal and interest outstanding was required to be paid by September 3, 2004. On August 20, 2004, the Company terminated this credit facility without having drawn any amounts thereunder.

In August 2002, the Company entered into two agreements with Dr. John Gorman and his affiliates pertaining to the Company's HCLL product. Dr. Gorman is a director of the Company. These agreements modify two earlier agreements that the Company entered into with Dr. Gorman and his affiliates prior to his joining the Board. In September 1998, Glace, Inc. ("Glace"), an affiliate of Dr. Gorman, entered into a Consulting Agreement with the Company to provide certain development services related to HCLL, which was then known as Hemocare 2000 (the "1998 Consulting Agreement"). In September 1999, Dr. Gorman, on behalf of himself and a then to be formed entity, entered into a Software Agreement with the Company under which Dr. Gorman was granted the right to the Hemocare 2000 software for uses outside of the healthcare field, in exchange for a payment of $200,000 (the "1999 Software Agreement"), and Dr. Gorman and the Company agreed to share certain legal costs associated with seeking patent protection for the Hemocare 2000 software.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Eisner LLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2004 and June 30, 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for fiscal years 2004 and 2003 were $245,500 and $227,500, respectively.

Audit-Related Fees

Eisner LLP did not provide any audit-related services to the Company in either of the fiscal years ended June 30, 2004 and June 30, 2003.

Tax Fees

The aggregate fees billed by Eisner LLP for professional services rendered for income tax planning and compliance for the fiscal years ended June 30, 2004 and June 30, 2003 were $97,400 and $78,040, respectively.

All Other Fees

Eisner LLP did not provide any other services to the Company in either of the fiscal years ended June 30, 2004 and June 30, 2003.

Policy on Pre-approval of Independent Auditor Services

The charter of the Audit Committee provides for the pre-approval of all auditing services and all permitted non-auditing services to be performed for the Company by the independent auditors, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent auditors include the Audit Committee reviewing audit-related services, tax services, and other services. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent auditors to ensure that such services are within the parameters approved by the Committee. All the services described in Tax Fees, above, were approved by the Audit Committee in accordance with its pre-approval policies and procedures, except for services rendered prior to May 6, 2003, the effective date of regulations requiring pre-approval (such exceptions amounted to all of the tax fees paid for the fiscal year ended June 30, 2003).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

    2. Exhibits:

EXHIBIT 10.53	Employment Agreement between Mediware Information Systems, Inc. and George J. Barry dated August 25, 2004*
EXHIBIT 10.54	Employment Agreement between Mediware Information Systems, Inc. and Michael L. Crabtree dated June 5, 2004*
EXHIBIT 10.55	Employment Agreement between Mediware Information Systems, Inc. and Frank Poggio dated August 16, 2004*
EXHIBIT 11	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share*
EXHIBIT 23.2	Consent of Eisner LLP*
EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification*
EXHIBIT 31.2 EXHIBIT 31.3 EXHIBIT 31.4	Rule 13a-14(a)/15d-14(a) Certification* Rule 13a-14(a)/15d-14(a) Certification Rule 13a-14(a)/15d-14(a) Certification
EXHIBIT 32.1	Section 1350 Certification*
EXHIBIT 32.2 EXHIBIT 32.3 EXHIBIT 32.4	Section 1350 Certification* Section 1350 Certification Section 1350 Certification

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date:  October 27, 2004                  BY: /s/ GEORGE J. BARRY
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

  /s/ GEORGE J. BARRY           President, Chief                   October 27, 2004
------------------------        Executive Officer & Director
GEORGE J. BARRY                (Principal Executive Officer)

  /s/ JILL H. SUPPES            Chief Financial Officer            October 27, 2004
------------------------       (Principal Accounting Officer)
JILL H. SUPPES

 /s/ LAWRENCE AURIANA           Chairman of the Board              October 27, 2004
------------------------
LAWRENCE AURIANA

 /s/ JONATHAN CHURCHILL         Director                           October 27, 2004
------------------------
JONATHAN CHURCHILL

 /s/ ROGER CLARK                Director                           October 27, 2004
------------------------
ROGER CLARK

                                Director                           October 27, 2004
------------------------
JOSEPH DELARIO

                                Director                           October 27, 2004
------------------------
PHILIP H. COELHO

 /s/ JOHN GORMAN                Director                           October 27, 2004
------------------------
DR. JOHN GORMAN

 /s/ WALTER KOWSH, JR.          Director                           October 27, 2004
-------------------------
WALTER KOWSH, JR.

/s/ROBERT SANVILLE              Director                           October 27, 2004
-------------------------
ROBERT SANVILLE

 /s/ HANS UTSCH                 Director                           October 27, 2004
-------------------------
HANS UTSCH

 /s/ DR. CLINTON WEIMAN         Director                           October 27, 2004
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

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omitted pursuant to extended compliance period] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Omitted pursuant to extended compliance period];

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

Date: October 27, 2004

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

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omitted pursuant to extended compliance period] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Omitted pursuant to extended compliance period];

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

Date: October 27, 2004

/s/ Jill H. Suppes
Jill H. Suppes
Chief Financial Officer

EXHIBIT 32.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mediware Information Systems, Inc. (the "Company") on Form 10-K/A for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George J. Barry, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George J. Barry
George J. Barry
Chief Executive Officer

October 27, 2004

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mediware Information Systems, Inc. (the "Company") on Form 10-K/A for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jill H. Suppes, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jill H. Suppes
Jill H. Suppes
Chief Financial Officer

October 27, 2004

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