Form 10-Q
period 2004-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2004-10-28
CIK 874733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [_]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

As of October 11, 2004, there were 7,810,947 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

PART I     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	September 30,
	2004	June 30,
ASSETS	(Unaudited)	2004
Current Assets
Cash and cash equivalents	$ 10,007	$ 10,213
Accounts receivable (net of allowance of $682 and $657, respectively)	11,402	10,222
Inventories	244	227
Deferred income taxes	354	347
Prepaid expenses and other current assets	746	772
Total current assets	22,753	21,781

Fixed assets, net	1,227	1,221
Capitalized software costs, net	18,822	18,495
Goodwill, net	4,377	4,435
Purchased technology, net	34	135
Other long term assets	134	135
Total Assets	$ 47,347	$ 46,202
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,732	$ 1,219
Current portion of note payable	23	22
Advances from customers	8,830	7,428
Accrued expenses and other current liabilities	2,390	3,329
Total current liabilities	12,975	11,998

Note payable and accrued interest payable to a related party	-	1,418
Note payable	48	54
Deferred income taxes	2,780	2,667
Total liabilities	15,803	16,137

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 25,000,000
shares; 7,811,000 and 7,664,000 shares issued and
outstanding at September 30, 2004 and June 30, 2004, respectively	781	766
Additional paid-in capital	27,479	26,427
Deferred compensation	(227)	-
Retained earnings	3,466	2,823
Accumulated other comprehensive income	45	49
Total stockholders' equity	31,544	30,065
Total Liabilities and Stockholders' Equity	$ 47,347	$ 46,202
	=========	=========

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)
	Three Months Ended
	September 30,
	(Unaudited)
	2004	2003
Revenues
System sales	$ 2,541	$ 2,738
Services	5,939	6,273
Total revenues	8,480	9,011

Cost and Expenses
Cost of systems (1)	450	491
Cost of services (1)	1,859	1,747
Amortization of capitalized software	958	859
Software development costs	867	724
Selling, general and administrative	3,314	3,282
Total costs and expenses	7,448	7,103

Operating income	1,032	1,908

Interest and other income	67	16
Interest and other expense	(14)	(9)

Income before income taxes	1,085	1,915

Income tax provision	(442)	(717)

Net Income	643	1,198

Other Comprehensive Income
Foreign currency translation adjustment	(4)	1

Comprehensive Income	$ 639	$ 1,199
	========	========
Net income per Common Share
Basic	$ 0.08	$ 0.16
	========	========
Diluted	$ 0.08	$ 0.15
	========	========
Weighted Average Common Shares Outstanding
Basic	7,719	7,363
	========	========
Diluted	8,120	8,095
	========	========
(1) Excludes amortization of Capitalized Software Costs.

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	Three Months Ended
	September 30,
	(Unaudited)
	2004	2003
Cash Flows From Operating Activities
Net income	$ 643	$ 1,198
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,223	1,154
Deferred tax provision	164	642
Tax benefit from exercise of stock options	246	90
Deferred compensation	25	-
Provision (benefit) for doubtful accounts	132	(37)
Changes in operating assets and liabilities:
Accounts receivable	(1,312)	(1,190)
Inventories	(17)	(17)
Prepaid expenses and other assets	27	46
Accounts payable, accrued expenses and
advances from customers	977	(284)
Net cash provided by operating activities	2,108	1,602

Cash Flows From Investing Activities
Acquisition of fixed assets	(169)	(170)
Capitalized software costs	(1,286)	(1,384)
Net cash used in investing activities	(1,455)	(1,554)

Cash Flows From Financing Activities
Proceeds from exercise of options	569	77
Principal payments on note payable	(5)	-
Payments on note payable and accrued interest to a related party	(1,419)	-
Net cash (used in) provided by financing activities	(855)	77

Foreign currency translation adjustments	(4)	1

Net (decrease) increase in cash and cash equivalents	(206)	126
Cash and cash equivalents at beginning of period	10,213	7,525

Cash and cash equivalents at end of period	$ 10,007	$ 7,651
	=========	=========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 715	$ --
Income taxes	$ 3	$ 58

Supplemental Disclosures of Noncash Financing Activities:
Unearned compensation from issuance of restricted common stock	$ 252	$ --

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2004 included in the Company's Annual Report filed on Form 10-K for such year.

The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     SYSTEM SALES

During the quarter ended September 30, 2004, the Company commenced an initiative to sell additional proprietary user licenses and related third party software licenses to certain customers, based on their current usage levels, pursuant to the terms of existing license agreements. System sales for the three months ended September 30, 2004 include $1,186,000 related to these additional licenses.

3.     EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock, par value $0.10 ("common stock"), of the Company outstanding for each period presented. For the three months ended September 30, 2004 and 2003, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

4.     RELATED PARTY TRANSACTIONS

On August 20, 2004 the Company repaid the outstanding principal and accrued interest on a note payable to the Chairman of the Board of Directors of the Company. This note accrued interest at 1/4% over prime per annum and was secured by certain trade accounts receivable of the Company. The total payment was $1,419,000.

In October 2000, Fratelli Auriana, Inc. ("Fratelli Auriana"), an entity controlled by the Chairman of the Board of the Company, committed to loan the Company up to $2,000,000, to be drawn in multiples of $250,000, as needed by the Company, subject to certain terms and conditions. The Chairman agreed to provide funds to Fratelli Auriana should any be necessary to ensure that Fratelli Auriana meets this obligation to the Company. Interest at the rate of prime plus 1/4% was to be charged on any outstanding balance and was required to be paid quarterly. This agreement expired on September 30, 2004, and the Company did not renew the credit facility. There were no borrowings under this credit facility.

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

Three Months Ended September 30,
	2004	2003

Reported net income	$ 643	$ 1,198
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(242)	(140)

Pro forma net income	$ 401	$ 1,058
	====	====
Income per share:
Basic---as reported	$ 0.08	$ 0.16
Basic---pro forma	$ 0.05	$ 0.14

Diluted---as reported	$ 0.08	$ 0.15
Diluted---pro forma	$ 0.05	$ 0.13

In August 2004, the Company granted 25,000 shares of restricted common stock to an officer. The shares are subject to certain restrictions, including a one-year vesting period. The fair value of the related common stock on the grant date was $252,000. The related compensation expense is being recognized in the financial statements over the vesting period. For the three months ended September 30, 2004, the Company recorded $25,000 of compensation expense related to this grant.

The Company has committed to grant an additional 25,000 shares of restricted common stock to this officer, subject to shareholder approval of an amendment to the Company's 2003 Equity Incentive Plan by August 25, 2005. This amendment would increase the number of shares of common stock available under such Plan. Shares under this grant would vest in August 2006 and are subject to certain restrictions.

The weighted average fair value at date of grant for options granted during the three months ended September 30, 2004 and 2003 were $7.94 and $10.085 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

Three Months Ended September 30,
2004 --------------		2003 -------------
Risk-free interest rates	4.30%	3.31%
Expected option life in years	5	8
Expected stock price volatility	83%	32%
Expected dividend yield	-0-	-0-

Independent Registered Public Accounting Firm's Review Report

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. (the "Company") as of September 30, 2004, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the three-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of June 30, 2004, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 6, 2004 (with respect to Note 6 and Note 16, August 20, 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
October 20, 2004

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains and incorporates "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time and in releases made by the Securities and Exchange Commission from time to time. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words "believes" and "anticipates," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third-party software, (iii) dependence on third-party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, (vi) the Company's ability to manage its rapid growth, (vii) the effects of government regulation on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties, and (x) risks associated with the development, marketing and sale of new software products. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The Company does not intend to update publicly any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2004 as Compared to the Three Months Ended September 30, 2003

Total revenues for the quarter ended September 30, 2004 were $8,480,000, a decrease of $531,000 or 5.9% from the same period a year ago. The change in revenues reflects quarter over quarter decreases of $33,000 or 5.7% in the Operating Room Division; $660,000 or 16.4% in the Blood Bank Division; and $23,000 or 0.6% in the Pharmacy Division. These decreases were partially offset by an increase of $185,000 or 30.5% in total revenues by the JAC Division.

System sales, which include proprietary software, third party software and hardware sales, for the first quarter of fiscal 2005 were $2,541,000, a decrease of $197,000 or 7.2% from the first quarter last fiscal year. The Pharmacy Division reported system sales of $1,683,000, a $573,000 or 51.6% increase compared to $1,110,000 in the September quarter of fiscal 2004. During the quarter ended September 30, 2004, the Company commenced an initiative to sell additional proprietary user licenses and related third party software licenses to certain customers, based on their current usage levels, pursuant to the terms of existing license agreements. This increase is due to $1,186,000 of sales resulting from this initiative which will continue, but the Company does not expect these sales to continue at the same rate. The Operating Room Division reported system sales of $136,000 in the first quarter of fiscal year 2005, a decrease of $58,000 or 29.9% compared to $194,000 in the same period of last year reflecting less migration activity in the current period. The JAC Division recorded $141,000 in system sales, a decrease of $19,000 or 11.9% compared to $160,000 in fiscal year 2004. The Blood Bank Division experienced a decrease in system sales of $693,000 or 54.4% to $581,000 during the first quarter of fiscal year 2005 compared to $1,274,000 in the same period a year ago. In the first quarter of fiscal 2004, the Blood Bank Division reported system sales related to assisting its customers with a required FDA validation process for the Hemocare legacy product, resulting in revenue of approximately $500,000. Additionally, the Division reported a decrease in the current quarter of HCLL™ system sales compared to the same quarter in the prior fiscal year, reflecting the transition from early adopter customers to building long-term relationship sales. Management is progressing marketing plans, which provide for increased service levels and avoid a concentration of installation and validation activity. Management believes, but cannot give any assurance, that system sales of Perioperative Solutions™ , MediCOE™ , MediMAR™ and HCLL will increase as a result of continued marketing efforts and market acceptance of these products.

Service revenues, which include recurring software support, implementation, training and validation services, were $5,939,000 during the first quarter of fiscal 2005, a decrease of $334,000 or 5.3%, compared to $6,273,000 during the same period a year ago. The decline in service revenues includes a decrease of $596,000 or 22.1% in the Pharmacy Division. This decrease is primarily due to additional implementation staffing requirements that resulted in lower utilization rates on a specific project. This decrease was partially offset by increases of $33,000 or 1.2% in the Blood Bank Division; $25,000 or 6.5% in the Operating Room Division; and $204,000 or 45.6% in the JAC Division. The increase in JAC service revenue is related to increased annual renewal rates on support contracts to its existing customers.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers as part of a complete system offering and excludes amortization of capitalized software. Cost of systems were $450,000, a decrease of $41,000 during the quarter ended September 30, 2004, from $491,000 in the same period a year ago primarily due to the reduction in FDA validation system sales in the Blood Bank Division. As a percentage of new systems sales, cost of systems was 17.7% and 17.9% during the quarters ended September 30, 2004 and 2003, respectively. These costs can fluctuate as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services increased $112,000 or 6.4% to $1,859,000 in the first quarter of fiscal 2005 as compared to the same period a year ago. The increase in cost of services is primarily attributed to additional system implementation staff associated with the Company's Blood Bank Division. Service revenue gross margin decreased to 68.7% during the first three months of fiscal 2005 compared to 72.2% in same period of fiscal year 2004. Management believes, but cannot assure, that the infrastructure is materially complete to provide for services as customers continue to migrate to the new products.

Amortization of capitalized software increased $99,000 or 11.5% to $958,000 in the first quarter of fiscal 2005 compared to $859,000 in the same period of 2004. Amortization of capitalized software increased for all Divisions however the increase in the September 2004 quarter is primarily related to the Pharmacy Division's new MediMAR product released during the fourth quarter of fiscal year 2004.

Software development costs include non-capitalized salaries, consulting, documentation, office and other related expenses incurred in product development activities. Software development costs increased $143,000 or 19.8% to $867,000 for the quarter ended September 30, 2004 compared to $724,000 the same quarter a year ago. Total expenditures for software development, including both capitalized and non-capitalized portions were $2,153,000 during the first quarter of fiscal year 2005, compared to $2,108,000 in the same period in the prior year, an increase of $45,000 or 2.1%. This increase primarily reflects increases of $52,000 in the Pharmacy Division, $72,000 in the JAC Division and $17,000 in the Operating Room Division, partially offset by a decrease of $96,000 in the Blood Bank Division. Management anticipates, but cannot assure, that investment in current products will continue at similar rates.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A for the quarter ended September 30, 2004 remained consistent at $3,314,000, an increase of $32,000 or 1.0%, compared to $3,282,000 in the first quarter of fiscal 2004. Management believes, but cannot assure, that the Company's infrastructure is adequate to support anticipated growth trends. However, management believes that direct and variable marketing costs for its new products will increase as the Company executes on its new marketing strategies.

Net income was $643,000 for the quarter ended September 30, 2004, a decrease of $555,000 or 46.3% as compared to net income of $1,198,000 in the quarter ended September 30, 2003.

Liquidity and Capital Resources

As of September 30, 2004, the Company had cash and cash equivalents of $10,007,000 compared to cash and cash equivalents of $10,213,000 at June 30, 2004. At September 30, 2004, working capital was $9,778,000 and the current ratio was 1.75:1 compared to $9,783,000 and 1.82:1 at June 30, 2004. Cash provided by operating activities was $2,108,000 during the first quarter of fiscal year 2005 compared to $1,602,000 during the same period a year ago. The increased cash provided by operating activities is primarily due to an increase in deferred revenue recorded as customer advances on the balance sheet.

The Company invested $1,455,000 and $1,554,000 during the three months ended September 30, 2004 and 2003, respectively, primarily relating to the Company's ongoing investment in software development projects. Of the amounts invested, the Company capitalized $1,286,000 and $1,384,000 of product development costs during the three months ended September 30, 2004 and 2003, respectively.

For the three months ended September 30, 2004, the Company received $569,000 related to proceeds from the exercise of options, compared to $77,000 generated in the same period a year ago. During the three months ended September 30, 2004, the Company also repaid its note payable and accrued interest to a related party in the amount of $1,419,000.

The Company's liquidity is influenced by its ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of healthcare information system providers. The factors that may affect liquidity are the Company's ability to penetrate the market for its products, to maintain or reduce the length of the selling cycle, and to collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company's existing line of products, management believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs and investment options. The Company is evaluating whether to obtain additional financing from outside sources.

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

ITEM 4.      CONTROLS AND PROCEDURES

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within ninety days prior to the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

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

ITEM 6.      EXHIBITS

Exhibit 11.	Schedule of Computation of Net Earnings Per Share
Exhibit 15.	Letter of awareness from Eisner LLP dated October 20, 2004 concerning unaudited interim financial information
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MEDIWARE INFORMATION SYSTEMS, INC.
                                                                       (Registrant)

October 28, 2004                       /s/   GEORGE J. BARRY
          Date                                        GEORGE J. BARRY
                                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

October 28, 2004                      /s/   JILL H. SUPPES
          Date                                        JILL H. SUPPES
                                                          CHIEF FINANCIAL OFFICER

EXHIBIT 11

Schedule of Computation of Net Earnings Per Share

	Three Months Ended September 30,	Three Months Ended September 30,
	2004	2003

Basic Earnings Per Share

Net earnings	$643,000	$1,198,000

Weighted-average Common Shares:
Outstanding	7,719,000	7,363,000

Basic Earnings Per Share	$ 0.08	$ 0.16

Diluted Earnings Per Share

Net earnings	$643,000	$1,198,000

Weighted-average Common Shares:

Outstanding	7,719,000	7,363,000

Options and Warrants	401,000	732,000

	8,120,000	8,095,000

Diluted Earnings Per Share	$ 0.08	$ 0.15

EXHIBIT 15

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards of the Public Company Accounting Oversight Board (United States), the interim condensed consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of September 30, 2004 and for the three month periods ended September 30, 2004 and 2003, as indicated in our review report dated October 20, 2004; because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated by reference in the Registration Statements on Form S-8 (No. 333-07591, No. 333-83016 and No. 333-119503).

We are also aware that our review report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Section 7 and 11 of that Act, and the accountants' Section 11 liability does not extend to such report.

Eisner LLP

New York, New York
October 20, 2004

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

Date: October 28, 2004

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

Date: October 28, 2004

/s/ Jill H. Suppes
------------------------
     Jill H. Suppes
     Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report on Form 10-Q (the "Form 10-Q") of Mediware Information Systems, Inc. for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her respective knowledge:

    The Report fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: October 28, 2004	/s/ George J. Barry
---------------------------------
George J. Barry Chief Executive Officer

Dated: October 28, 2004	/s/ Jill H. Suppes
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