Form 10-Q
period 2004-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2005-02-01
CIK 874733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of January 15, 2005, there were 7,835,352 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	December 31,
	2004	June 30,
ASSETS	(Unaudited)	2004
Current Assets
Cash and cash equivalents	$ 10,221	$ 10,213
Accounts receivable (net of allowance of $566 and $657, respectively)	10,578	10,222
Inventories	215	227
Deferred income taxes	340	347
Prepaid expenses and other current assets	908	772
Total current assets	22,262	21,781

Fixed assets, net	1,372	1,221
Capitalized software costs, net	19,173	18,495
Goodwill, net	4,319	4,435
Purchased technology, net	-	135
Other long term assets	126	135
Total Assets	$ 47,252	$ 46,202
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,239	$ 1,219
Current portion of note payable	23	22
Advances from customers	8,282	7,428
Accrued expenses and other current liabilities	1,618	3,329
Total current liabilities	11,162	11,998

Note payable and accrued interest payable to a related party	-	1,418
Note payable	42	54
Deferred income taxes	3,318	2,667
Total liabilities	14,522	16,137

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 25,000,000
shares; 7,828,000 and 7,664,000 shares issued and
outstanding at December 31, 2004 and June 30, 2004, respectively	782	766
Additional paid-in capital	27,574	26,427
Deferred compensation	(164)	-
Retained earnings	4,415	2,823
Accumulated other comprehensive income	123	49
Total stockholders' equity	32,730	30,065
Total Liabilities and Stockholders' Equity	$ 47,252	$ 46,202
	=========	=========

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except net income per common share)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Revenues
System sales	$ 2,676	$ 3,102	$ 5,217	$ 5,840
Services	6,550	6,007	12,489	12,280
Total revenues	9,226	9,109	17,706	18,120

Cost and Expenses
Cost of systems (exclusive of amortization)	506	611	956	1,102
Cost of services (exclusive of amortization)	1,845	1,747	3,704	3,494
Amortization of capitalized software	1,008	899	1,966	1,758
Software development costs	783	841	1,650	1,565
Selling, general and administrative	3,575	3,536	6,889	6,818
Total costs and expenses	7,717	7,634	15,165	14,737

Operating income	1,509	1,475	2,541	3,383

Interest and other income	53	80	120	96
Interest and other (expense)	(4)	(11)	(18)	(20)

Income before income taxes	1,558	1,544	2,643	3,459

Income tax provision	(609)	(571)	(1,051)	(1,288)

Net Income	949	973	1,592	2,171

Other Comprehensive Income
Foreign currency translation adjustment	78	64	74	65

Comprehensive Income	$ 1,027	$ 1,037	$ 1,666	$ 2,236
	=======	=======	=======	=======
Net Income per Common Share
Basic	$ 0.12	$ 0.13	$ 0.20	$ 0.29
	=======	=======	=======	=======
Diluted	$ 0.12	$ 0.12	$ 0.20	$ 0.27
	=======	=======	=======	=======
Weighted Average Common Shares Outstanding
Basic	7,813	7,399	7,767	7,381

Diluted	8,187	8,173	8,153	8,136

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	Six Months Ended
	December 31,
	(Unaudited)
	2004	2003
Cash Flows From Operating Activities
Net income	$ 1,592	$ 2,171
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	2,465	2,357
Deferred tax provision	774	918
Tax benefit from exercise of stock options	250	326
Deferred compensation	88	-
Provision (benefit) for doubtful accounts	182	(37)
Changes in operating assets and liabilities:
Accounts receivable	(538)	(1,916)
Inventories	12	22
Prepaid expenses and other assets	(127)	(165)
Accounts payable, accrued expenses and
advances from customers	(836)	(148)
Net cash provided by operating activities	3,862	3,528

Cash Flows From Investing Activities
Acquisition of fixed assets	(508)	(461)
Capitalized software costs	(2,651)	(2,868)
Net cash used in investing activities	(3,159)	(3,329)

Cash Flows From Financing Activities
Proceeds from exercise of options	661	311
Principal payments on note payable	(11)	-
Payments on note payable and accrued interest to a related party	(1,419)	-
Net cash (used in) provided by financing activities	(769)	311

Foreign currency translation adjustments	74	65

Net increase in cash and cash equivalents	8	575
Cash and cash equivalents at beginning of period	10,213	7,525

Cash and cash equivalents at end of period	$ 10,221	$ 8,100
	=========	=========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 716	$ --
Income taxes	$ 27	$ 63

Supplemental Disclosures of Noncash Financing Activities:
Unearned compensation from issuance of restricted common stock	$ 252	$ --

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

The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     SYSTEM SALES

In July 2004, the Company initiated a program to monitor customer usage, which resulted in the sale of additional proprietary user licenses and related third party software under the terms of their existing license agreements. As a result, during the three and six months ended December 31, 2004, the Company recognized system sales of $76,000 and $1,262,000, respectively.

3.     EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock, par value $0.10 ("Common Stock"), of the Company outstanding for each period presented. For the three and six months ended December 31, 2004 and 2003, the dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

5.     STOCK BASED COMPENSATION PLANS

The Company accounts for stock-based employee and outside directors compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Reported net income	$ 949,000	$ 973,000	$ 1,592,000	$ 2,171,000

Stock-based employee compensation determined under the fair value based method, net of related tax effects	(248,000)	(140,000)	(490,000)	(280,000)

Pro forma net income	$ 701,000	$ 833,000	$ 1,102,000	$ 1,891,000

Income per share:
Basic---as reported	$ 0.12	$ 0.13	$ 0.20	$ 0.29
Basic---pro forma	$ 0.09	$ 0.11	$ 0.14	$ 0.26

Diluted---as reported	$ 0.12	$ 0.12	$ 0.20	$ 0.27
Diluted---pro forma	$ 0.09	$ 0.10	$ 0.14	$ 0.23

In August 2004, the Company granted 25,000 shares of restricted Common Stock to an officer. The shares are subject to certain restrictions, including a one-year vesting period. The fair value of the related Common Stock on the grant date was $252,000. The related compensation expense is being recognized in the financial statements over the vesting period. For the three and six months ended December 31, 2004, the Company recorded compensation expense related to this grant of $63,000 and $88,000, respectively.

The Company has committed to grant an additional 25,000 shares of restricted Common Stock to an officer, subject to the amendment of the Company's 2003 Equity Incentive Plan by August 25, 2005. This amendment would increase the number of shares of Common Stock available under the plan. Shares under this grant would vest in August 2006 and are subject to certain restrictions.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Weighted average fair value at date of grant for options granted during the period	No grants during period	$ 4.40	$ 7.94	$ 4.40
Risk-free interest rates		3.31%	4.30%	3.31%
Expected option life in years		8	5	8
Expected stock price volatility		32%	83%	32%
Expected dividend yield		-0-	-0-	-0-

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of December 31, 2004, the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended December 31, 2004 and 2003, and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2004, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 6, 2004 (with respect to Notes 6 and 16, August 20, 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP

New York, New York
January 26, 2005

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains and incorporates "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time and in releases made by the Securities and Exchange Commission from time to time. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words "believes," "expects," "anticipates," "will increase," "will provide" and similar expressions are intended to identify forward-looking statements.

Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third-party software, (iii) dependence on third-party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, including from enterprise-wide software vendors, (vi) the Company's ability to manage its growth, (vii) the effects of government regulation on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties, (x) acceptance of the Company's new products, (xi) the ability to retain key management employees, and (xii) risks associated with the development, marketing and sale of new software products. Amplification of such risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The Company does not intend to update publicly any forward-looking statements.

Results of Operations for the Three Months Ended December 31, 2004 as Compared to the Three Months Ended December 31, 2003

Total revenues for the quarter ended December 31, 2004 were $9,226,000, an increase of $117,000 or 1.3% from the same period a year ago. The change in revenues reflects quarter over quarter increases of $544,000 or 14.6% in the Blood Bank Division and $32,000 or 4.4% in the JAC Division. These increases were partially offset by decreases of $414,000 or 10.5% in the Pharmacy Division and $45,000 or 6.3% in the Operating Room Division.

System sales, which include proprietary software, third party software and hardware sales, for the second quarter of fiscal 2005 were $2,676,000, a decrease of $426,000 or 13.7% from the same quarter last fiscal year. The Pharmacy Division reported system sales of $1,073,000, representing a $623,000 or 36.7% decrease compared to $1,696,000 in the same quarter of fiscal 2004. During the quarter, the Pharmacy Division restructured its marketing and related sales staff to reflect the combination of the WORx® product and the MediMAR™ and MediCOE™ products into a single medication management solution aligning the identity of our clinical solution with the needs of our potential clients. The Company believes that the restructuring will better match the Division's products with its clients' needs and continue to increase the Division's sales pipeline. While the opportunities are increasing, the Company believes that the restructuring of the sales and marketing staff along with a fully referencable site have to be completed to achieve the expected product acceptance and contract closure rates. The JAC Division recorded $100,000 in system sales, a decrease of $46,000 or 31.5% compared to $146,000 in fiscal year 2004. While the JAC Division's second quarter systems sales were lower than the comparable period in the prior fiscal year, the Division's pipeline activity has increased since the United Kingdom awarded contracts for its new National Programme for Information Technologies ("NPfIT"). The NPfIT is a program approved and funded by England's National Health Service. This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England. The Operating Room Division reported system sales of $197,000 in the second quarter of fiscal year 2005, a decrease of $88,000 or 30.9% compared to $285,000 in the same period of last year reflecting less migration activity in the current period. The Blood Bank Division experienced an increase in system sales of $331,000 or 33.9% to $1,306,000 during the second quarter of fiscal year 2005 compared to $975,000 in the same period a year ago. Included in last year's system sales was approximately $385,000 of software and hardware related to the joint FDA validation project for our Hemocare® customers. Excluding these validation related system sales, HCLL™ system sales more than doubled in the December 2004 quarter compared to the same period in the prior fiscal year. These current quarter increases of HCLL system sales are the result of the marketing initiatives started last year. Management believes, but cannot give any assurance, that system sales of Perioperative Solutions™ , MediCOE, MediMAR and HCLL will increase as a result of continued marketing efforts and growing market acceptance of these products.

Service revenues, which include recurring software support, implementation, training and validation services, were $6,550,000 during the second quarter of fiscal 2005, an increase of $543,000 or 9.0%, compared to $6,007,000 during the same period a year ago. The Blood Bank Division reported service revenues of $2,971,000 in the second quarter of fiscal 2005, an increase of $213,000 or 7.7% compared to $2,758,000 in fiscal 2004. This increase in service revenues is due to increased rates on renewing support contracts with existing customers as well as increased implementation and training services provided to HCLL customers. The Pharmacy Division reported service revenues of $2,454,000 in the second quarter of fiscal 2005, an increase of $209,000 or 9.3% compared to $2,245,000 in fiscal 2004. The Operating Room Division reported service revenues of $468,000 in the second quarter of fiscal 2005, an increase of $43,000 or 10.1% compared to $425,000 in fiscal 2004. The JAC Division reported service revenues of $657,000 in the second quarter of fiscal 2005, an increase of $78,000 or 13.5% compared to $579,000 in fiscal 2004. The increase in service revenue for the Pharmacy, Operating Room and JAC Divisions is primarily due to increased implementation activities.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers as part of a complete system offering and excludes amortization of capitalized software. Cost of systems was $506,000 in the second quarter of fiscal 2005, a decrease of $105,000 compared to $611,000 in the same period a year ago. This decrease is primarily due to the reduction in FDA validation system sales in the Blood Bank Division reported in the second quarter of fiscal 2004. The gross margin on systems sales was 81.1% and 80.3% during the quarters ended December 31, 2004 and 2003, respectively. These margins can fluctuate as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services increased $98,000 or 5.6% to $1,845,000 in the second quarter of fiscal 2005 as compared to the same period a year ago. The increase in cost of services is primarily attributable to additional system implementation staff associated with the Company's Blood Bank Division. Service revenue gross margin increased to 71.8% during the second three months of fiscal 2005 compared to 70.9% in same period of fiscal year 2004. Management believes, but cannot give any assurance, that the Company's infrastructure is sufficient to provide for services as customers continue to migrate to the new products without material change.

Amortization of capitalized software increased $109,000 or 12.1% to $1,008,000 in the second quarter of fiscal 2005 compared to $899,000 in the same period of 2004. Amortization of capitalized software increased for all Divisions; however, approximately half of the increase in the December 2004 quarter is related to the Pharmacy Division's new MediMAR product released during the fourth quarter of fiscal year 2004.

Software development costs include non-capitalized salaries, consulting, documentation, office and other related expenses incurred in product development activities. Software development costs decreased $58,000 or 6.9% to $783,000 for the quarter ended December 31, 2004 compared to $841,000 the same quarter a year ago. Total expenditures for software development, including both capitalized and non-capitalized portions were $2,148,000 during the second quarter of fiscal year 2005, compared to $2,325,000 in the same period in the prior year, a decrease of $177,000 or 7.6%. The Company reported a decrease of $131,000 in the Pharmacy Division and $83,000 in the Blood Bank Division, partially offset by increases of $23,000 in the Operating Room Division and $14,000 in the JAC Division. Management anticipates, but cannot give any assurance, that investment in current products will continue at similar rates.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. While SG&A expenses for the quarter ended December 31, 2004 were $3,575,000, an increase of $39,000 or 1.1%, compared to $3,536,000 in the second quarter of fiscal 2004, amounts related to marketing of the Company's products increased while legal costs associated with various business matters declined. Management believes, but cannot give any assurance, that the Company's infrastructure is adequate to support anticipated growth trends. However, management believes that direct and variable marketing costs for its new products will increase as the Company executes on its marketing strategies.

Net income was $949,000 for the quarter ended December 31, 2004, a decrease of $24,000 or 2.5% as compared to net income of $973,000 in the quarter ended December 31, 2003.

Results of Operations for the Six Months Ended December 31, 2004 as Compared to the Six Months Ended December 31, 2003

Total revenues for the six months ended December 31, 2004 were $17,706,000, a decrease of $414,000 or 2.3% from the prior year's first six months' total of $18,120,000. The change in the first six months' revenues reflects decreases of $437,000 or 5.6% in the Pharmacy Division; $116,000 or 1.5% in the Blood Bank Division; and $78,000 or 6.1% in the Operating Room Division. This decrease was partially offset by an increase of $217,000 or 16.3% in the JAC Division.

System sales for the six months ended December 31, 2004 decreased by $623,000 or 10.7% to $5,217,000 compared to $5,840,000 in the first half of fiscal 2004. The Blood Bank Division reported systems sales of $1,887,000 during the first six months of fiscal 2005, a decrease of $362,000 or 16.1% from $2,249,000 during the same period in the previous year. During fiscal 2004, the Blood Bank Division reported system sales related to assisting its customers with a required FDA validation process for the Hemocare legacy product, resulting in revenue of approximately $500,000. The Pharmacy Division reported system sales of $2,756,000 during the first six months of fiscal 2005, representing a decrease of $50,000 or 1.8% from $2,806,000 in the same period of fiscal 2004. During the last three months of the period, the Pharmacy Division restructured its marketing and related sales staff to reflect the combination of the WORx product and the MediMAR and MediCOE products into a single medication management solution. The Company believes that the restructuring will better match the Division's products with its clients' needs and increase the Division's sales pipeline. While the opportunities are increasing, the Company believes that the restructuring of the sales and marketing staff along with a fully referencable site have to be completed to achieve the expected product acceptance and contract closure rates. During the six months ended December 31, 2004, the Company commenced an initiative to sell additional proprietary user licenses and related third party software licenses to certain customers, based on their current usage levels, pursuant to the terms of existing license agreements. During the six months ended December 31, 2004 the Pharmacy Division reported system sales of $1,262,000 resulting from this initiative, which will continue, but the Company expects these sales to continue at a reduced rate. The Operating Room Division reported system sales of $333,000 during the first six months of fiscal 2005, representing a decrease of $146,000 or 30.5% from $479,000 in the same period of fiscal 2004, reflecting less migration activity in the current period. The JAC Division reported system sales of $241,000 during the first six months of fiscal 2005, representing a decrease of $65,000 or 21.2% from $306,000 in the same period of fiscal 2004, reflecting less migration activity in the current period. Management believes, but cannot give any assurance, that system sales of Perioperative Solutions, MediCOE, MediMAR and HCLL will continue to increase as a result of continued marketing efforts of these products by the Company.

Service revenues increased $209,000, or 1.7%, to $12,489,000 during the first half of fiscal 2005 as compared to service revenues of $12,280,000 during the same period a year ago. The Blood Bank Division reported service revenues of $5,755,000 in the first half of fiscal 2005, an increase of $246,000 or 4.5% compared to $5,509,000 in fiscal 2004. This increase in service revenues is primarily due to increased rates on renewing support contracts with existing customers. The Pharmacy Division reported service revenues of $4,550,000 in the first half of fiscal 2005, a decrease of $387,000 or 7.8% compared to $4,937,000 in fiscal 2004. This decrease in service revenue is due to lower utilization rates on a specific project. The Operating Room Division reported service revenues of $876,000 in the first half of fiscal 2005, an increase of $68,000 or 8.4% compared to $808,000 in fiscal 2004. This increase in service revenue is due to increased implementation activities. The JAC Division reported service revenues of $1,308,000 in the first half of fiscal 2005, an increase of $282,000 or 27.5% compared to $1,026,000 in fiscal 2004. The increase is principally due to increased implementation activities during the period.

Cost of systems declined $146,000 or 13.2% to $956,000 in the first six months of fiscal 2005 compared to $1,102,000 in the same period of fiscal 2004. The gross margin on system sales was 81.7% for the six months ended December 31, 2004 compared to 81.1% in the same period last year. These margins can fluctuate as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.

Cost of services increased 6.0% or $210,000 to $3,704,000 in the first six months of fiscal 2005 compared to $3,494,000 in the same period a year ago. The increase in cost of services is primarily attributable to increases in implementation personnel as the Company increases staff levels for the rollout of its new MediMAR, MediCOE and HCLL products. Gross margin on service revenues was 70.3% during the first six months of fiscal 2005 compared to 71.5% in the first half of fiscal 2004.

Amortization of capitalized software increased $208,000 or 11.8%, to $1,966,000 during the first half of fiscal 2005 compared to $1,758,000 in the same period of 2004. This increase is primarily due to increased amortization of capitalized software costs related to the Company's HCLL, MediMAR and MediCOE products.

Software development costs increased $85,000 or 5.4% to $1,650,000 during the first half of fiscal 2005 compared to $1,565,000 in the same period a year ago. Total expenditures for software development, including both capitalized and non-capitalized portions, were $4,301,000 during the first six months of fiscal year 2005, compared to $4,433,000 in the same period a year ago, a decrease of $132,000 or 3.0%. The decrease in total expenditures for software development is primarily due to the completion of the initial versions of the MediMAR and MediCOE products.

SG&A expenses increased $71,000 or 1.0% to $6,889,000 for the six months ended December 31, 2004, compared to $6,818,000 for the same period a year ago. This increase reflects increased marketing expenses and a rise in general business insurance expenses.

Net income during the first six months of fiscal 2005 was $1,592,000 compared to $2,171,000 in the same period a year ago.

Liquidity and Capital Resources

As of December 31, 2004, the Company had cash and cash equivalents of $10,221,000 compared to cash and cash equivalents of $10,213,000 at June 30, 2004. At December 31, 2004, working capital was $11,100,000 and the current ratio was 1.99:1 compared to $9,783,000 and 1.82:1 at June 30, 2004.

Cash provided by operating activities was $3,862,000 during the first half of fiscal year 2005 compared to $3,528,000 during the same period a year ago. The increased cash provided by operating activities is primarily due to improved accounts receivable collections, partially offset by decreases in accrued expenses.

The Company invested $3,159,000 and $3,329,000 during the six months ended December 31, 2004 and 2003, respectively, primarily relating to the Company's ongoing investment in software development projects. Of the amounts invested, the Company capitalized $2,651,000 and $2,868,000 of product development costs during the six months ended December 31, 2004 and 2003, respectively.

For the six months ended December 31, 2004, the Company received $661,000 related to proceeds from the exercise of options, compared to $311,000 generated in the same period a year ago. During the six months ended December 31, 2004, the Company also repaid its note payable and accrued interest to a related party in the amount of $1,419,000.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)").  SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services.  It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services.  The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments.  That cost will be recognized as compensation expense over the service period, which would normally be the vesting period.  SFAS 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005.  The Company is currently evaluating the impact of SFAS 123R on our financial position and results of operations.

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

ITEM 6.      EXHIBITS

Exhibit 3(ii)	By-Laws of Mediware Information Systems, Inc. (Restated as of September 13, 2004)
Exhibit 11.	Schedule of Computation of Net Earnings Per Share
Exhibit 15.	Letter of awareness from Eisner LLP dated January 26, 2005 concerning unaudited interim financial information
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MEDIWARE INFORMATION SYSTEMS, INC.
                                                                       (Registrant)

February 1, 2005                    /s/   GEORGE J. BARRY
          Date                                      GEORGE J. BARRY
                                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

February 1, 2005                    /s/   JILL H. SUPPES
          Date                                      JILL H. SUPPES
                                                        CHIEF FINANCIAL OFFICER

EXHIBIT 11

Schedule of Computation of Net Earnings Per Share

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,
	2004	2003	2004	2003

Basic Earnings Per Share

Net earnings	$ 949,000	$ 973,000	$ 1,592,000	$ 2,171,000

Weighted-average Common Shares:
Outstanding	7,813,000	7,399,000	7,767,000	7,381,000

Basic Earnings Per Share	$ 0.12	$ 0.13	$ 0.20	$ 0.29

Diluted Earnings Per Share

Net earnings	$ 949,000	$ 973,000	$ 1,592,000	$ 2,171,000

Weighted-average Common Shares:
Outstanding	7,813,000	7,399,000	7,767,000	7,381,000

Options and Warrants	374,000	774,000	386,000	755,000

	8,187,000	8,173,000	8,153,000	8,136,000

Diluted Earnings Per Share	$ 0.12	$ 0.12	$ 0.20	$ 0.27

EXHIBIT 15

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards of Public Company Accounting Oversight Board (United States) the unaudited interim condensed consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of December 31, 2004 and for the three and six-month periods ended December 31, 2004 and 2003 as indicated in our review report dated January 26, 2005. Because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, is incorporated by reference in the Registration Statements on Form S-8 (No. 333-07591, No. 333-83016 and No. 333-119503).

We are also aware that our review report, pursuant to Rule 43(c) under the Securities Act of 1933 (the "Act"), is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act and the accountants' Section 11 liability does not extend to such report.

Eisner LLP

New York, New York
January 26, 2005

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

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omitted pursuant to extended compliance period] for the registrant and we have:

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

Date: February 1, 2005

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

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omitted pursuant to extended compliance period] for the registrant and we have:

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

Date: February 1, 2005

/s/ Jill H. Suppes
------------------------
     Jill H. Suppes
     Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report on Form 10-Q (the "Form 10-Q") of Mediware Information Systems, Inc. for the quarter ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her respective knowledge:

    The Report fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: February 1, 2005	/s/ George J. Barry
---------------------------------
George J. Barry Chief Executive Officer

Dated: February 1, 2005	/s/ Jill H. Suppes
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