Form 10-Q
period 2005-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2005-05-04
CIK 874733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 18, 2005, there were 7,862,853 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

PART I     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	March 31,
	2005	June 30,
ASSETS	(Unaudited)	2004
Current Assets
Cash and cash equivalents	$ 13,013	$ 10,213
Accounts receivable (net of allowance of $621 and $657, respectively)	9,970	10,222
Inventories	213	227
Deferred income taxes	460	347
Prepaid expenses and other current assets	898	772
Total current assets	24,554	21,781

Fixed assets, net	1,424	1,221
Capitalized software costs, net	19,554	18,495
Goodwill, net	4,261	4,435
Purchased technology, net	-	135
Other long term assets	130	135
Total Assets	$ 49,923	$ 46,202
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,284	$ 1,219
Current portion of note payable	24	22
Advances from customers	8,505	7,428
Accrued expenses and other current liabilities	2,677	3,329
Total current liabilities	12,490	11,998

Note payable and accrued interest payable to a related party	-	1,418
Note payable	36	54
Deferred income taxes	3,715	2,667
Total liabilities	16,241	16,137

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
shares; none issued or outstanding	-	-
Common stock, $.10 par value; authorized 25,000,000
shares; 7,863,000 and 7,664,000 shares issued and
outstanding at March 31, 2005 and June 30, 2004, respectively	785	766
Additional paid-in capital	27,928	26,427
Deferred compensation	(377)	-
Retained earnings	5,245	2,823
Accumulated other comprehensive income	101	49
Total stockholders' equity	33,682	30,065
Total Liabilities and Stockholders' Equity	$ 49,923	$ 46,202
	=========	=========

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Revenues
System sales	$ 3,688	$ 3,333	$ 8,905	$ 9,173
Services	6,193	5,987	18,682	18,267
Total revenues	9,881	9,320	27,587	27,440

Cost and Expenses
Cost of systems (exclusive of amortization)	682	876	1,638	1,978
Cost of services (exclusive of amortization)	1,894	2,034	5,598	5,528
Amortization of capitalized software	1,110	936	3,076	2,694
Software development costs	835	786	2,485	2,351
Selling, general and administrative	4,101	3,848	10,990	10,666
Total costs and expenses	8,622	8,480	23,787	23,217

Operating income	1,259	840	3,800	4,223

Interest and other income	57	40	177	136
Interest and other (expense)	(2)	(15)	(20)	(35)

Income before income taxes	1,314	865	3,957	4,324

Income tax provision	(484)	(304)	(1,535)	(1,592)

Net Income	830	561	2,422	2,732

Other Comprehensive Income
Foreign currency translation adjustment	(22)	43	52	108

Comprehensive Income	$ 808	$ 604	$ 2,474	$ 2,840
	=======	=======	=======	=======
Net Income per Common Share
Basic	$ 0.11	$ 0.07	$ 0.31	$ 0.37
	=======	=======	=======	=======
Diluted	$ 0.10	$ 0.07	$ 0.30	$ 0.33
	=======	=======	=======	=======
Weighted Average Common Shares Outstanding
Basic	7,853	7,487	7,795	7,416

Diluted	8,220	8,215	8,175	8,162

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	Nine Months Ended
	March 31,
	(Unaudited)
	2005	2004
Cash Flows From Operating Activities
Net income	$ 2,422	$ 2,732
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	3,567	3,589
Deferred tax provision	1,359	1,544
Deferred compensation	183	-
Provision for doubtful accounts	318	120
Changes in operating assets and liabilities:
Accounts receivable	(66)	(3,191)
Inventories	14	26
Prepaid expenses and other assets	(121)	(145)
Accounts payable, accrued expenses and
advances from customers	491	982
Net cash provided by operating activities	8,167	5,657

Cash Flows From Investing Activities
Acquisition of fixed assets	(559)	(673)
Capitalized software costs	(4,135)	(4,245)
Net cash used in investing activities	(4,694)	(4,918)

Cash Flows From Financing Activities
Proceeds from exercise of options	710	717
Proceeds from issuance of note payable	-	89
Payments on note payable	(16)	(7)
Payments on note payable and accrued interest to a related party	(1,419)	-
Net cash (used in) provided by financing activities	(725)	799

Foreign currency translation adjustments	52	108

Net increase in cash and cash equivalents	2,800	1,646
Cash and cash equivalents at beginning of period	10,213	7,525

Cash and cash equivalents at end of period	$ 13,013	$ 9,171
	=========	=========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 716	$ --
Income taxes	$ 90	$ 87

Supplemental Disclosures of Noncash Financing Activities:
Unearned compensation from issuance of restricted common stock	$ 560	$ --

Additional paid-in capital recorded for tax benefit from exercise of stock options	$ 250	$ 810

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2004 included in the Company's Annual Report filed on Form 10-K for such year.

The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain amounts have been reclassified to conform with the current presentation.

2.     SYSTEM SALES

In July 2004, the Company initiated a program to monitor customer usage, which resulted in the sale of additional proprietary user licenses and related third party software under the terms of their existing license agreements. As a result, during the three and nine months ended March 31, 2005, the Company recognized system sales of $14,000 and $1,276,000, respectively.

3.     EARNINGS PER SHARE

Basic earnings per share have been computed using the weighted average number of shares of common stock, par value $0.10 ("Common Stock"), of the Company outstanding for each period presented. For the three and nine months ended March 31, 2005 and 2004, the dilutive effect of stock options and other Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Reported net income	$ 830,000	$ 561,000	$ 2,422,000	$ 2,732,000
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(265,000)	(180,000)	(761,000)	(461,000)
Pro forma net income	$ 565,000	$ 381,000	$ 1,661,000	$ 2,271,000

Income per share:
Basic---as reported	$ 0.11	$ 0.07	$ 0.31	$ 0.37
Basic---pro forma	$ 0.07	$ 0.05	$ 0.21	$ 0.31

Diluted---as reported	$ 0.10	$ 0.07	$ 0.30	$ 0.33
Diluted---pro forma	$ 0.07	$ 0.05	$ 0.20	$ 0.28

In August 2004, the Company entered into an employment agreement with an officer of the Company. Under the terms of this agreement, the Company granted the officer 25,000 shares of restricted Common Stock. The shares are subject to certain restrictions and vest in August 2005. The fair value of the related Common Stock on the grant date was $252,000. The related compensation expense is being recognized in the financial statements over the vesting period. For the three and nine months ended March 31, 2005, the Company recorded compensation expense related to this grant of $63,000 and $151,000, respectively.

Under the terms of the same employment agreement, an additional 25,000 shares of restricted Common Stock were granted to the officer, subject to shareholder approval, which was obtained in February 2005. These shares are subject to certain restrictions and vest in August 2006. The fair value of the related Common Stock on the approval date was $308,000. The related compensation expense is being recognized in the financial statements over the vesting period. For the three and nine months ended March 31, 2005, the Company recorded compensation expense related to these grants of $32,000.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Weighted average fair value at date of grant for options granted during the period	$ 9.65	$ 13.73	$ 9.65	$ 10.93
Risk-free interest rates	4.2% - 4.5%	2.7% - 3.3%	4.1% - 4.5%	2.7% - 3.3%
Expected option life in years	5	4	5	4 - 8
Expected stock price volatility	34%	32%	39%	32%
Expected dividend yield	-0-	-0-	-0-	-0-

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of March 31, 2005, the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended March 31, 2005 and 2004, and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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
April 28, 2005

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains and incorporates "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time and in releases made by the Securities and Exchange Commission from time to time. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words "believes," "expects," "expected," "anticipates," "will increase," "will provide," "will continue" and similar expressions are intended to identify forward-looking statements.

Such forward-looking statements are not based on historical facts and involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. These risks and uncertainties include: (i) fluctuations in quarterly operating results, (ii) reliance on third-party software, (iii) dependence on third-party marketing relationships, (iv) changes in the healthcare industry, (v) significant competition, including from enterprise-wide software vendors, (vi) the Company's ability to manage its growth, (vii) the effects of government regulation on the Company, (viii) product related liabilities, (ix) risks associated with system errors and warranties, (x) acceptance of the Company's new products, (xi) risk that the Company could fail to maintain effective internal controls and accurately report financial results on a timely basis, (xii) the ability to retain key management employees, (xiii) the risk of infringing third party software, including open source code, and (xiv) risks associated with the development, marketing and sale of new software products. Amplification of many of these risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The Company does not intend to update publicly any forward-looking statements.

Results of Operations for the Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

Total revenues for the quarter ended March 31, 2005 were $9,881,000, an increase of $561,000 or 6.0% from the same period a year ago. The change in revenues reflects quarter over quarter increases of $1,808,000 or 54.1% in the Blood Bank Division; $70,000 or 11.4% in the Operating Room Division; and $205,000 or 20.5% in the JAC Division. These increases were partially offset by a decrease of $1,522,000 or 34.9% in the Medication Management Division (formerly the Pharmacy Division) .

System sales, which include proprietary software, third-party software and hardware sales, for the third quarter of fiscal 2005 were $3,688,000, an increase of $355,000 or 10.7% from the same quarter last fiscal year. The Operating Room Division reported system sales of $293,000 in the third quarter of fiscal year 2005, an increase of $89,000 or 43.6% compared to $204,000 in the same period of last year. The JAC Division recorded $438,000 in system sales, an increase of $149,000 or 51.6% compared to $289,000 in fiscal year 2004. As mentioned last quarter, the JAC Division's sales pipeline activity is increasing because JAC has been identified as a preferred supplier of Pharmacy stock control for a subcontractor as part of the United Kingdom's new National Programme for Information Technologies ("NPfIT"). NPfIT is the program approved and funded by England's National Health Service. This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England. The Medication Management Division reported system sales of $835,000, representing a $1,404,000 or 62.7% decrease compared to $2,239,000 in the same quarter of fiscal 2004. During the March 2004 quarter, the Division reported sales of a required third-party database upgrade. Excluding the database upgrades, the Division's base system sales in the third quarter 2005 were consistent with last year's sales during the same period in 2004. The Division continues to restructure to reflect the integration of its three primary products, WORx®, MediMAR™ and MediCOE™ into a single medication management solution. The restructuring better aligns the identity of our clinical solution with the needs of our potential clients. During the March 2005 quarter, the Division met two milestones as it migrates from a WORx stand-alone base sale to an integrated medication management sale. The Division made an early adopter sale of its integrated medication management solution, and the Division gained referencability for the MediMAR product late in the third quarter. While the Company's sales pipeline is increasing, the Company believes that a fully referencable site utilizing all three integrated products is necessary to achieve the expected product acceptance and contract closure rates. The Blood Bank Division experienced an increase in system sales of $1,521,000 or 253.1% to $2,122,000 during the March quarter of fiscal year 2005 compared to $601,000 in the same period a year ago. The increase is primarily related to migration of the Division's installed customer base from legacy systems to its new transfusion blood bank software solution, HCLL™  Management believes, but cannot give any assurance, that system sales of Perioperative Solutions™ , MediCOE, MediMAR and HCLL will increase as a result of continued marketing efforts and growing market acceptance of these products.

Service revenues, which include recurring software support, implementation, training and validation services, were $6,193,000 during the third quarter of fiscal 2005, an increase of $206,000 or 3.4%, compared to $5,987,000 during the same period a year ago. The Operating Room Division reported service revenues of $392,000 in the third quarter of fiscal 2005, a decrease of $19,000 or 4.6% compared to $411,000 in fiscal 2004. The JAC Division reported service revenues of $765,000 in the third quarter of fiscal 2005, an increase of $56,000 or 7.9% compared to $709,000 in fiscal 2004. The increase in service revenue for the JAC Division is primarily due to increased implementation activities. The Medication Management Division reported service revenues of $2,010,000 in the third quarter of fiscal 2005, a decrease of $118,000 or 5.5% compared to $2,128,000 in fiscal 2004. The decrease in service revenue is primarily due to lower utilization rates on a specific contract and a decline in the number of ongoing implementation projects. The Blood Bank Division reported service revenues of $3,026,000 in the third quarter of fiscal 2005, an increase of $287,000 or 10.5% compared to $2,739,000 in fiscal 2004. This increase in service revenues is due to increased rates on renewing support contracts with existing customers as well as increased implementation and training services provided to HCLL customers.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers as part of a complete system offering and excludes amortization of capitalized software. Cost of systems was $682,000 in the third quarter of fiscal 2005, a decrease of $194,000 compared to $876,000 in the same period a year ago. The decrease of relative cost is primarily due to the higher mix of HCLL software sales compared to system sales of WORx. HCLL requires the customer to purchase fewer sublicensed software components and therefore generates higher gross margins. The gross margin on systems sales was 81.5% and 73.7% during the quarters ended March 31, 2005 and 2004, respectively. These margins can fluctuate as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.

Cost of services includes the salaries of client service personnel and communications expenses along with the direct expenses of the client service function. Cost of services decreased $140,000, or 6.9% to $1,894,000, in the third quarter of fiscal 2005 as compared to the same period a year ago. The decrease in cost of services is primarily attributed to a reassignment of certain WORx system implementation staff to tasks associated with the development and design of the integrated medication management solution. The restructuring was also a result of an assessment of the amount of services necessary to implement the integrated solution. As a result, service revenue gross margin increased to 69.4% during the third quarter of fiscal 2005 compared to 66.0% in same period of fiscal year 2004, however overall cost structure for the Company remains materially the same. Management believes, but cannot give any assurance, that the infrastructure is sufficient to provide for services as customers continue to license the new products.

Amortization of capitalized software increased $174,000 or 18.6% to $1,110,000 in the third quarter of fiscal 2005 compared to $936,000 in the same period of 2004. The increase primarily relates to the amortization of the MediMAR product in the Medication Management Division, which was released during the fourth quarter of fiscal year 2004.

Software development costs include non-capitalized salaries, consulting, documentation, office and other related expenses incurred in product development activities. Software development costs increased $49,000 or 6.2% to $835,000 for the quarter ended March 31, 2005 compared to $786,000 the same quarter a year ago. Total expenditures for software development, including both capitalized and non-capitalized portions were $2,319,000 during the third quarter of fiscal year 2005, compared to $2,163,000 in the same period in the prior year, an increase of $156,000 or 7.2%. All Divisions reported increases in total expenditures for software development costs during the third quarter of fiscal year 2005, with the Medication Management Division reporting an increase of $108,000 compared to the same period a year ago. Management anticipates, but cannot give any assurance, that investment in current products will continue at similar rates.

Selling, general and administrative ("SG&A") expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses for the quarter ended March 31, 2005 were $4,101,000, an increase of $253,000 or 6.6%, compared to $3,848,000 in the third quarter of fiscal 2004. The increase in SG&A expense includes increases in sales commissions and compensation expense for restricted Common Stock awards. Additionally, the Company incurred consulting services costs to document and begin testing its internal control environment as required by the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). These increases in SG&A costs were partially offset by decreases in legal expense and health insurance costs. Management believes that the Company will continue to incur higher consulting costs associated with Sarbanes-Oxley compliance through the issuance of the attestation report on the Company's internal control environment by the auditors.

Net income was $830,000 for the quarter ended March 31, 2005, an increase of $269,000 or 48.0% as compared to net income of $561,000 in the quarter ended March 31, 2004.

Results of Operations for the Nine Months Ended March 31, 2005 as Compared to the Nine Months Ended March 31, 2004

Total revenues for the nine months ended March 31, 2005 were $27,587,000, an increase of $147,000 or 0.5% from the prior year's first nine months' total of $27,440,000. The change in the first nine months' revenues reflects increases of $1,692,000 or 15.2% in the Blood Bank Division and $422,000 or 18.1% in the JAC Division. This increase was partially offset by decreases of $1,959,000 or 16.2% in the Medication Management Division and $8,000 or 0.4% in the Operating Room Division.

System sales for the nine months ended March 31, 2005 decreased $268,000 or 2.9% to $8,905,000 compared to $9,173,000 in the first nine months of fiscal 2004. The Operating Room Division reported system sales of $626,000 during the first nine months of fiscal 2005, representing a decrease of $57,000 or 8.3% from $683,000 in the same period of fiscal 2004, reflecting that the Operating Room Division's customer migration is nearing completion. The JAC Division reported system sales of $679,000 during the first nine months of fiscal 2005, representing an increase of $84,000 or 14.1% from $595,000 in the same period of fiscal 2004. The Division's sales pipeline activity is increasing because JAC has been identified as a preferred supplier of pharmacy stock control for a subcontractor as part of NPfIT. The Medication Management Division reported system sales of $3,591,000 during the first nine months of fiscal 2005, representing a decrease of $1,454,000 or 28.8% from $5,045,000 in the same period of fiscal 2004. This decrease reflects lower sales of the base WORx system in the first nine months of fiscal 2005 compared to the same period in fiscal 2004. During the nine months ended March 31, 2005, the Company commenced an initiative to sell additional proprietary user licenses and related third-party software licenses to certain customers, based on their current usage levels, pursuant to the terms of existing license agreements. During the nine months ended March 31, 2005 the Medication Management Division reported system sales of $1,276,000 resulting from this initiative, which will continue, but the Company expects these sales to continue at a significantly reduced rate. While the Company has identified a significant number of sales opportunities for the combined WORx, MediMAR and MediCOE solution, the Company believes that a fully referencable site, utilizing all three integrated products, is necessary to achieving the expected product acceptance and contract closure rates. The Blood Bank Division reported systems sales of $4,009,000 during the first nine months of fiscal 2005, an increase of $1,159,000 or 40.7% from $2,850,000 during the same period in the previous year. The Division currently is experiencing record HCLL system sales, and has identified opportunities which management believes, but cannot give any assurance, will continue to grow HCLL system sales. Management believes, but cannot give any assurance, that system sales of Perioperative Solutions, MediCOE, MediMAR and HCLL will increase as a result of continued marketing efforts by the Company and growing market acceptance of these products.

Service revenues increased $415,000, or 2.3%, to $18,682,000 during the first nine months of fiscal 2005 as compared to service revenues of $18,267,000 during the same period a year ago. The increase is principally due to increased implementation activities during the period. The Operating Room Division reported service revenues of $1,268,000 in the first nine months of fiscal 2005, an increase of $49,000 or 4.0% compared to $1,219,000 in fiscal 2004. This increase in service revenue is due to increased implementation activities. The JAC Division reported service revenues of $2,073,000 in the first nine months of fiscal 2005, an increase of $338,000 or 19.5% compared to $1,735,000 in fiscal 2004. The Medication Management Division reported service revenues of $6,560,000 in the first nine months of fiscal 2005, a decrease of $505,000 or 7.1% compared to $7,065,000 in fiscal 2004. The decrease in service revenue is primarily due to lower utilization rates on a specific contract and a decline in ongoing implementation projects. The Blood Bank Division reported service revenues of $8,781,000 in the first nine months of fiscal 2005, an increase of $533,000 or 6.5% compared to $8,248,000 in fiscal 2004. This increase in service revenues is primarily due to increased rates on renewing support contracts with existing customers as well as increased implementation activity on HCLL contracts signed within the last year.

Cost of systems declined $340,000 or 17.2% to $1,638,000 in the first nine months of fiscal 2005 compared to $1,978,000 in the same period of fiscal 2004. The gross margin on system sales was 81.6% for the nine months ended March 31, 2005 compared to 78.4% in the same period last year. These margins can fluctuate as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.

Cost of services increased 1.3% or $70,000, to $5,598,000 in the first nine months of fiscal 2005 compared to $5,528,000 in the same period a year ago. The increase in cost of services is primarily attributed to increases in implementation personnel as the Company increased staff levels for the rollout of its new MediMAR, MediCOE and HCLL products. Gross margin on service revenues were 70.0% during the first nine months of fiscal 2005 compared to 69.7% in the same period of fiscal 2004.

Amortization of capitalized software increased $382,000 or 14.2%, to $3,076,000 during the first nine months of fiscal 2005 compared to $2,694,000 in the same period of 2004. This increase is primarily due to increased amortization of capitalized software costs related to the Company's HCLL, MediMAR and MediCOE products.

Software development costs increased $134,000 or 5.7% to $2,485,000 during the first nine months of fiscal 2005 compared to $2,351,000 in the same period a year ago. Total expenditures for software development, including both capitalized and non-capitalized portions were $6,620,000 during the first nine months of fiscal year 2005, compared to $6,596,000 in the same period a year ago, an increase of $24,000 or 0.4%.

SG&A expenses increased $324,000 or 3.0% to $10,990,000 for the nine months ended March 31, 2005, compared to $10,666,000 for the same period a year ago. As discussed in the quarterly results, this increase reflects increased marketing expenses, increased compensation expense for restricted stock awards and consulting services relating to compliance with Sarbanes-Oxley. These increases are partially offset by decreases in legal expense and health care costs. Management believes that the Company will continue to incur higher consulting costs associated with Sarbanes-Oxley compliance through the issuance of the attestation report on the Company's internal control environment by the auditors.

Net income during the first nine months of fiscal 2005 was $2,422,000 compared to $2,732,000 in the same period a year ago.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash and cash equivalents of $13,013,000 compared to cash and cash equivalents of $10,213,000 at June 30, 2004. At March 31, 2005, working capital was $12,064,000 and the current ratio was 2.0 to 1 compared to $9,783,000 and 1.8 to 1 at June 30, 2004.

Cash provided by operating activities was $8,167,000 during the first nine months of fiscal year 2005 compared to $5,657,000 during the same period a year ago. The increased cash provided by operating activities is primarily due to improved accounts receivable collections, partially offset by the change in accrued expenses.

Cash used in investing activities was $4,694,000 during the first nine months of fiscal year 2005 compared to $4,918,000 during the same period a year ago, primarily relating to the Company's ongoing investment in software development projects. Of the amounts invested, the Company capitalized $4,135,000 and $4,245,000 of product development costs during the nine months ended March 31, 2005 and 2004, respectively.

Cash used in financing activities was $725,000 during the first nine months of fiscal year 2005 compared to cash provided by financing activities of $799,000 during the same period a year ago. During the nine months ended March 31, 2005, the Company repaid its note payable and accrued interest to a related party in the amount of $1,419,000.

The Company's liquidity is influenced by its ability to perform on a "best of breed" basis in a competitive industry that is currently impacted by consolidations of healthcare information system providers. The factors that may affect liquidity are the Company's ability to penetrate the market for its products, to maintain or reduce the length of the selling cycle, and to collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company's existing line of products, management expects, but cannot assure, that current available funds and cash generated from operations will continue to grow and provide sufficient liquidity to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs and investment options. The Company evaluates on an ongoing basis whether it is appropriate to obtain additional financing from outside sources.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)").  SFAS 123(R) addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services.  It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services.  The cost of employee services received in exchange for equity instruments, including employee stock options, is to be measured on the grant-date fair value of those instruments.  That cost will be recognized as compensation expense over the service period, which would normally be the vesting period.  SFAS 123(R) is effective as of the first annual reporting period that begins after June 15, 2005.  The Company is currently evaluating the impact of SFAS 123R on our financial position and results of operations.

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

ITEM 4.      CONTROLS AND PROCEDURES

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within ninety days prior to the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Notwithstanding the foregoing, the Company implemented additional controls, policies and procedures during the quarter ended March 31, 2005 and will continue to enhance its internal control structure, as appropriate, on a continuing basis. Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     Annual Meeting of Shareholders, February 3, 2005

(b)     Directors elected to serve three year terms:

Roger Clark
Hans P. Utsch
Philip H. Coelho
Robert F. Sanville

        Directors whose term of office continued after the meeting:

Joseph Delario
Walter Kowsh, Jr.
George Barry
Lawrence Auriana
Jonathan H. Churchill
John Gorman, M.D.
Clinton G. Weiman, M.D.

(c)     (1) Election of Directors

Roger Clark	7,021,718 for	27,946 against	0 withheld
Hans P. Utsch	6,422,173 for	627,491 against	0 withheld
Philip H. Coelho	6,969,964 for	79,700 against	0 withheld
Robert F. Sanville	7,022,217 for	27,447 against	0 withheld

        (2) To consider and vote upon adoption of an amendment to the 2003 Equity Incentive Plan to increase the number of shares that may be issued thereunder

3,740,888 for	374,689 against	73,076 abstained

        (3) To consider and vote upon the ratification of the appointment of Eisner LLP as the independent registered public accounting firm of the Company for the year ended June 30, 2005

7,024,360 for	13,665 against	6,439 abstained

ITEM 6.      EXHIBITS

Exhibit 11.	Schedule of Computation of Net Earnings Per Share
Exhibit 15.	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MEDIWARE INFORMATION SYSTEMS, INC.
                                                              (Registrant)

May 4, 2005                       /s/   GEORGE J. BARRY
      Date                                     GEORGE J. BARRY
                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

May 4, 2005                      /s/   JILL H. SUPPES
      Date                                    JILL H. SUPPES
                                                   CHIEF FINANCIAL OFFICER

EXHIBIT 11

Schedule of Computation of Net Earnings Per Share

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	Nine Months Ended March 31,
	2005	2004	2005	2004

Basic Earnings Per Share

Net earnings	$ 830,000	$ 561,000	$ 2,422,000	$ 2,732,000

Weighted-average Common Shares:
Outstanding	7,853,000	7,487,000	7,795,000	7,416,000

Basic Earnings Per Share	$ 0.11	$ 0.07	$ 0.31	$ 0.37

Diluted Earnings Per Share

Net earnings	$ 830,000	$ 561,000	$ 2,422,000	$ 2,732,000

Weighted-average Common Shares:
Outstanding	7,853,000	7,487,000	7,795,000	7,416,000

Options	367,000	728,000	380,000	746,000

	8,220,000	8,215,000	8,175,000	8,162,000

Diluted Earnings Per Share	$ 0.10	$ 0.07	$ 0.30	$ 0.33

Exhibit 15

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed, in accordance with standards of Public Company Accounting Oversight Board (United States) the unaudited interim condensed consolidated financial statements of Mediware Information Systems, Inc. and subsidiaries as of March 31, 2005 and for the three and nine-month periods ended March 31, 2005 and 2004 as indicated in our review report dated April 28, 2005. Because we did not perform an audit, we expressed no opinion on those financial statements.

We are aware that our review report, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated by reference in the Registration Statements on Form S-8 (No. 333-07591, No. 333-83016, No. 333-119503 and No. 333-123496).

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
April 28, 2005

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

Date: May 4, 2005

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

Date: May 4, 2005

/s/ Jill H. Suppes
------------------------
     Jill H. Suppes
     Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. 1350

(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report on Form 10-Q (the "Form 10-Q") of Mediware Information Systems, Inc. (the "Company") for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her respective knowledge:

    The Report fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: May 4, 2005	/s/ George J. Barry
---------------------------------
George J. Barry Chief Executive Officer

Dated: May 4, 2005	/s/ Jill H. Suppes
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