Form 10-K
period 2005-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2005-09-02
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 1-10768

MEDIWARE INFORMATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	11-2209324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11711 West 79th Street Lenexa, KS	66214
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (913) 307-1000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $ .10 per share	The Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒ Yes  ☐ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on December 31, 2004 as reported on the Nasdaq Small Cap Market, was approximately $57,466,000. The number of shares outstanding of the registrant's common stock, as of August 8, 2005, was 7,929,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

PART I

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed below under the caption "Factors That May Affect Future Results," and elsewhere in this Annual Report on Form 10-K, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere from time to time. Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Item 1. Business.

Overview

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas. The Company maintains an Internet website at www.mediware.com, at which reports filed with the SEC under the Securities Exchange Act can be obtained under “Investor Relations” without charge as soon as reasonably practicable after filed or furnished with the SEC. Mediware develops, markets, licenses, implements and supports clinical management information software systems. The Company's software systems are designed to automate three separate clinical operations within the hospital environment: medication management, including the hospital pharmacy; blood bank (and stand alone blood centers); and the surgical suite. Each software system typically consists of the Company's proprietary application software, third-party licensed software and third-party computer hardware. Mediware sells implementation, training, and annual software support services with each software system.

Mediware is organized into three operating divisions that correspond with the software systems it markets. Each division markets distinct product lines: Medication Management Systems, Blood Bank Systems and Operating Room Systems. The Blood Bank and Operating Room Divisions operate primarily in the United States. The Medication Management Division, which was previously named the Pharmacy Division, operates both in the United States and in the United Kingdom.

The Company's software systems are installed in approximately 1,100 hospital departments and blood centers including some of the most prestigious institutions in the United States and United Kingdom. The Company's products are designed to improve the availability of clinical information while enabling health care facilities to decrease expenses associated with managing the clinical departments. These benefits are of critical importance to clinical administrators who face increasing financial and regulatory pressures. The Company believes that it has the largest number of systems installed in the "best of breed" pharmacy and blood bank systems markets, and that these products have gained their leadership position because of rich functionality, ease of integration and excellent customer service.

The Healthcare Information Systems Industry

The healthcare industry in the United States is highly fragmented, complex, and inefficient. Advances in medical technology dealing with human disease and injury have resulted in significant breakthroughs and progress. Physicians, nurses and other caregivers are given leading edge diagnostic and therapeutic technologies. However, the information systems supporting the management and clinical processes of these complex healthcare organizations have made insufficient progress. A substantial portion of clinical workflow still depends upon manual paper-based systems interfaced with various automated systems. Historically, the healthcare industry has invested relatively less in information technology than some other industries.

As a result, the health care industry is generally economically inefficient and produces significant variances in medical outcomes. In February 2001, the Food and Drug Administration (“FDA”) published a report entitled "Doing What Counts for Patient Safety; Federal Actions to Reduce Medical Errors and Their Impact." This report enumerated the high level of human error in healthcare and underscored the potential tainting of the U.S. blood supply. In November of 1999 the Institute of Medicine released a report called "To Err Is Human: Building a Safer Health System," indicating that medical error is one of the top ten causes of death in the United States. This report indicated that up to 96,000 lives may be lost each year as a result of medical error. Mediware believes it can play an important role in addressing these issues, with its clinically focused management information systems. The Company's products are designed to help improve efficiencies, reduce error and improve quality of care.

In 1996, Congress passed legislation that impacted healthcare information management. The Healthcare Information Portability and Accountability Act ("HIPAA") required the Department of Health and Human Services ("HHS") to enact standards for information sharing, security and patient confidentiality. In addition, state legislators have actively developed new statutes and regulations relating to privacy and the confidentiality of patient information. The Company believes these regulations are having an important impact on the health care industry and are encouraging healthcare organizations to consider new advanced management information systems that address the requirements of HIPAA and other state and federal regulations.

The Company believes the healthcare industry has historically under-invested in information technology. However, the Company anticipates that with the continued increase in government regulation and concern over clinical outcomes, the healthcare industry’s expenditures on clinical information systems will increase as they modernize and update their clinical information systems. In fact, the Leapfrog Group, a consortium of large employers that spends approximately $40 billion annually on healthcare, has called for investment into computerized information systems. Recently, President George W. Bush pledged financial support for increased healthcare IT standards and incentives to make IT investments for hospitals more appealing. In 2004, the President appointed Dr. David Brailer as the National Health IT Coordinator. The National Health IT Coordinator reports directly to the Secretary of Health and Human Services, and is responsible for promoting the expanded use of information technology in healthcare. Mediware believes that its products can play a significant role in moving healthcare IT standards forward.

The Company believes that in addition to healthcare industry evolution and the impact of regulatory developments, which will drive the need for improved management information systems, specific potential health threats such as the variant Creutzfeldt-Jakob (mad cow) virus and patient medication safety will require organizations to re-examine their ability to track and analyze patients, donors, procedures and outcomes. Mediware's "best of breed" solutions, which integrate operating and clinical systems, are targeted to facilitate solutions to these healthcare industry issues.

Competition in the market for clinical information systems is intense. The principal competitive factors are the functionality of the system, its design and capabilities, site references, reputation for ongoing support, the potential for enhancements, price, “best-of-breed” vs. enterprise sales and salesmanship. Also key is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company's products and each sale.

Blood Bank Division

The Blood Bank Division is a supplier of information and management software systems to blood donor and transfusion centers. Hospitals and blood centers face pressures to improve the safety of the blood supply by reducing errors, improving screening and increasing throughput and cost efficiencies. These pressures exist despite pressures across healthcare to reduce costs and to address ongoing personnel shortages. Mediware's user-friendly blood bank software systems are intended to help hospitals and blood centers address these issues. The software is designed to reduce costs through automatic report production, decreased paperwork, and automated billing. The Company's products are also designed to improve blood supply safety and the productivity of blood center personnel through the use of user-defined truth tables and automatic linking to donors' historical records, among other features. Donor recruitment programs may also be enhanced though Mediware’s donor software by making tele-recruiters more productive.

In fiscal 2004, the Company received 510(k) clearance from the FDA on its next generation blood transfusion product - HCLLTM and began marketing the HCLL software to new and existing customers. The first shipment of the new software was in June 2003. In 2004, the first site “went live” with HCLL software. During 2005, the full HCLL product roll-out commenced and started to develop momentum. During fiscal 2005, the Company also received 510(k) clearance for its complementary HCLL donor software product. This new product addresses the donor needs of hospitals and smaller blood centers. HCLL Transfusion and HCLL Donor are windows-based, n-tier client/server clinical applications that address blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers. These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing. They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services. HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area identified as a key to controlling the rising cost of blood products.

The Blood Bank Division, through its LifeTrak® software, also provides large complex blood centers with full function tools for blood collection and processing, donor recruitment, testing and inventory control. LifeTrak software can operate on both the Linux and Unix operating systems. These operating systems allow each customer donor site to configure hardware according to its own needs and budgetary constraints. The Unix-based LifeTrak software system is more suitable for larger complex customer donor sites, while the HCLL Donor system is generally a more cost effective solution for hospital and smaller donor centers.

In the spring of 2004, the Blood Bank Division started migrating the users of its two heritage products, Hemocare® and LifeLine’, which were originally installed in the early 1980s, to Mediware’s new HCLL software product. The two heritage products have a large installed base within the transfusion management market and represent an important opportunity for new sales for the Division. The Company is coordinating with these customers to support their migration to HCLL software. The Company has already entered into more than 60 license agreements with current customers to replace Mediware’s heritage software with the HCLL software. The Company anticipates, but cannot assure, that the new product will continue to be accepted by the heritage product users and the sales of HCLL software will increase as the current heritage customer base and as new customers adopt the new software.

The Division is also looking to new products and markets to continue its growth. The Division believes it is positioned to benefit from cord blood stem cell initiatives both in the private and public sectors. The Division is developing software products, based on its core products and knowledge of FDA requirements that address tracking, documentation and cord blood stem cell management. The Division is also working to expand its product offerings into the broader market for biologic products, including, for example bone and tissue related software solutions. The Division is also actively working to provide a bedside tool to support hand-held computer tools at the patient bedside to reduce the occurrence of medical errors. Bedside transfusions are complex and require extensive checking to ensure the right blood product is transfused to the right patient at the right time and in proper quantity and quality. Once the transfusion is completed, extensive documentation in the form of a transfusion administration record must be completed to ensure proper continuity of care and avoid liability.

In addition to the initial sale of the Division’s software, revenue is generated from professional services and post-contract support. These ongoing support contracts currently account for over 50% of this Division's revenue and is recurring in nature. As customers transition from the Division’s heritage products to HCLL software, the Company expects revenue from systems sales to increase and to represent more than 50% of the Division’s total revenue.

The Blood Bank Division markets its products primarily through a direct sales force consisting of a National Sales Director, five Regional Sales Representatives and four Clinical Consultants who perform on-site demonstrations of the products. Additionally, the Company is working to develop reseller relationships for certain of its ancillary products.

The Blood Bank division competes primarily with vendors of laboratory information systems ("LIS") providing a blood bank subsystem as a part of their laboratory product, as well as other companies that market stand-alone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company. The Company believes, however, that the 510(k) clearance process is sufficiently onerous to generally discourage potential new “best of breed” entrants into this market segment.

The Company believes that it has a good service reputation with its Blood Bank Division customers, including many multi-facility health care systems.

Medication Management Division

The Medication Management Division is a supplier of information and management software systems to hospitals, mental health facilities, penal institutions and other institutions that require the administration and management of medication. The Division’s software products are intended to help customers improve patient safety while reducing costs and improving clinical documentation. Additionally, the software helps medical facilities addresses the increasing number of government mandates including security and documentation requirements. The software can improve patient safety by providing intelligent alerts and warnings and can reduce costs and improve records by use of bedside drug administration and ordering. In short, the Medication Management Division’s software provides specialized tools for the management of all aspects of pharmaceutical care including order entry, billing, education, utilization, etc.

The Medication Management Division’s WORx® drug therapy software is an n-tiered, object oriented Windows-based client/server pharmacy system. As a result of its Windows user interface, advanced underlying systems integration architecture and user-friendly design, WORx can serve as the hub for a customer’s drug therapy management. This includes integration with automated drug dispensing cabinets and dispensing devices and providing access to clinical data via the Internet/intranet using a standard web browser on multiple platforms, including hand-held and wireless devices.

Since its introduction, WORx has been licensed to over 125 hospital organizations encompassing approximately 250 hospital sites. The product's market acceptance encompasses hospitals of all sizes, including strategically important multi-site hospitals. The Medication Management Division has developed features and functions designed to help improve patient safety and manage pharmacy operations effectively. The Company has implemented a bi-directional orders interface between WORx and some of the major Health Information Systems ("HIS") vendors. This interface allows WORx to populate the HIS systems with complete, accurate, and up-to-the-minute patient medication profiles. In addition, this interface allows pharmacists to effectively manage medication orders input into third party systems by nurses and other healthcare professionals. This interface provides a valuable utility for assuring medication orders are interpreted and dispensed correctly.

The software also includes a sophisticated inventory management module, designed to assist pharmacy managers in their effort to control drug therapy costs and an ambulatory care module that is fully integrated with the WORx inpatient modules. The inventory management module has been designed to meet the challenges of inventory control, purchasing, receiving, and contract administration in a hospital setting. The inventory management module uses bar code and Electronic Data Interchange technologies to simplify processes.

The Medication Management Division released two new products, MediCOETM and MediMARTM in fiscal 2004. These products can be fully integrated with WORx and provide a complete drug therapy management system with a physician order entry module (MediCOE) and nurse point of care administration module (MediMAR). MediCOE provides clinicians an efficient, effective method to enter medication orders and manage drug therapy. MediCOE’s internet technology allows clinicians to make orders from any secure internet location. Orders entered in MediCOE undergo a prospective evaluation based on the patient’s current medical profile to identify potential adverse outcomes. Potential problems can be identified by the clinician at order entry and can be corrected or explained at the point of care. MediMAR, on the other hand, serves as an electronic medication administration record. It produces a dynamic and complete representation of the patient’s medication profile, including clinician orders, medication list, allergies and notes or alerts to increase patient safety. MediMAR uses bar code, wireless, handheld, and other technologies to allow caregivers efficient and accurate methods to document patient medication administration. Both MediCOE and MediMAR have been successfully installed at separate customer sites. Based on those successes, the Company is now beginning to target its large WORx customer base as the most likely early adopters of the MediCOE and MediMAR products, and the new products are expected to attract new customers as well.

Like the Blood Bank Division, the Medication Management Division generates revenue from software sales, professional services and post-contract support. In the Medication Management Division, the support contracts currently account for well over half of the Division’s revenue. As the introduction of the new MediCOE and MediMAR products progresses, the Company expects that license fees will increase and support contracts will make up a smaller portion of the Division’s revenue.

The Medication Management Division competes against the largest providers of healthcare information technology, including Cerner, General Electric, Siemens and others. It also competes against other best of breed and niche competitors. These competitors often have significantly greater resources than Mediware, but the Company believes that its products are well positioned and have functionality that can lead to continued growth for the Division.

The Medication Management Division markets directly through a sales force which consists of a National Sales Manager, five Regional Sales Representatives covering territories in the United States and Canada and one Sales Representative who sells into our existing customer base. Three Clinical Consultants with experience as clinical pharmacists, pharmacy technicians and nurses provide technical sales support. Other marketing channels utilized by the Medication Management Division include reseller agreements with distribution partners.

The Medication Management Division also includes the Company's United Kingdom operating business (“JAC”). JAC markets and supports its pharmacy system, to pharmacy departments of hospitals throughout the U.K. and Ireland. The Company’s U.K. division includes an installed base of over 250 hospitals, representing over 80 National Health Service (“NHS”) trusts. JAC’s product offering includes WORx JAC System, a Windows-based prescribing module and an inventory control module (“Stock Control”). The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration. This module has been installed in 10 U.K. hospitals and allows hospitals to comply with Level 3 patient records standards required by U.K. law. The Company’s Stock Control product handles medication tracking from ordering and delivery to dispensing to the wards. The installed base is approximately 36% of the acute beds within the NHS.

In the beginning of 2004, the NHS in England undertook a historic national program to purchase and update England’s NHS health care IT, which the government has identified as the “Connecting for Health” program. This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England. The NHS has entered into contracts to license software and services that total approximately 6.3 billion pounds. JAC is designated as a preferred supplier of pharmacy stock control for a subcontractor in the program.

Operating Room Division

Mediware’s Operating Room Division supplies information and management software systems to hospitals for use in the operating room setting. In recent years, hospital surgical suites and operating rooms have been pressured to better manage their costs and expenses. The Operating Room Division’s software provides scheduling tools, which help ensure efficient use of hospital facilities, as well as other important tools needed to capture and document the entire operating room event. The software also offers a comprehensive database that can assist operating room management personnel with management tools, information and reports that are needed to identify performance improvement opportunities.

The Division’s lead product is Perioperative Solutions™ which provides the operating room the broad scope of software functionality needed in a well-managed perioperative department. Perioperative Solutions is based on an n-tiered Microsoft Windows-based client/server application that provides the full functionality necessary to manage an operating room and its associated functions while supporting and documenting the entire perioperative clinical event, providing information that is crucial for compliance with insurance and regulatory reporting, and identifying potential opportunities for improvement throughout the entire process.

Development activities are focused on adding features and new modules that enhance these benefits. New modules including PS Tracker™ and PS Clinical Intelligence™ allow Perioperative Solutions customers to identify, execute, and measure specific initiatives to realize tangible ROI from both their investment in Perioperative Solutions and from the new practices it enables. PS Tracker has been designed so that operating room management and hospital administrators can intuitively mine the comprehensive database created by Perioperative Solutions to improve operations and manage costs. PS Clinical Intelligence addresses one of the most pressing issues with operating room information systems: keeping the thousands of surgeon-specific preferences up to date. It automates this process by analyzing case histories and making recommendations for improvements in specific preferences. Other features under development are expected to provide new capabilities to enable hospitals to better comply with recent regulatory and accreditation requirements.

The Operating Room Division, like the other divisions, generates revenue from new software sales and post-contract support. As the Division begins to establish reference sites and a new broader customer base for its new products, support contracts and service fees relating to the Division’s heritage products and its Perioperative Solutions customers are anticipated to comprise a significant percentage of its revenue.

The Operating Room Division markets on a direct sales basis. It is also pursuing strategic reseller arrangements. Like the other divisions, it also competes against other best of breed vendors and enterprise-wide vendors with significantly more resources than the Company. The Division, however, believes that the quality and functionality of its products are positioned well to succeed in the market.

Research and Development

Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Expenditures for software development for fiscal 2005, 2004, and 2003 were $8,840,000, $8,875,000 and $7,972,000, respectively. Of the total expenditures during 2005, 2004 and 2003, $5,300,000, $5,804,000 and $5,215,000, respectively, were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Employees

As of June 30, 2005, the Company had 215 full-time employees of which 195 are employed domestically. The Company employs 29 individuals in the area of sales and marketing, 80 in customer support, 68 in product development and 38 in administration. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base. The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 2005, there were 16 consultants working on various projects.

Seasonality

The Company's operations are not subject to seasonal fluctuations.

Geographic Information
(Amounts in thousands)
	For the Years Ended June 30
	2005	2004	2003
Revenue
United States	$32,777	$33,569	$29,998
United Kingdom	3,782	3,085	2,985
Total	$36,559	$36,654	$32,983

	For the Years Ended June 30
	2005	2004	2003
Long-lived assets
United States	$24,622	$23,981	$22,531
United Kingdom	607	440	459
Total	$25,229	$24,421	$22,990

The Company believes that the principal risks distinguishing its foreign operations are fluctuations in the exchange rates between British pounds and U.S. dollars, the distinct medical regulatory environment of the United Kingdom and the market involvement of the U.K. NHS.

Backlog

At June 30, 2005, the Company had an approximate backlog of $16,852,000, of which approximately $1,032,000 related to contracted software and hardware sales and approximately $15,820,000 related to implementation, training and deferred support and maintenance services. Software sales and services backlog consist of products and services sold under signed contracts, which have not yet been recognized as revenue. At June 30, 2004, the Company had an approximate backlog of $17,365,000, of which approximately $1,743,000 related to contracted software and hardware sales and approximately $15,622,000 related to implementation, training and deferred support and maintenance services.

Item 2. Properties.

The Company's corporate headquarters are located in Lenexa, Kansas, where it occupies approximately 18,000 square feet of leased space. The Company also leases office space in Melville, New York (14,000 square feet), Scotts Valley, California (9,000 square feet), Dallas, Texas (5,000 square feet), Oak Brook, Illinois (15,000 square feet) and Portland, Oregon (5,000 square feet). The Company's United Kingdom operations are headquartered in Basildon, Essex where it occupies leased space totaling approximately 6,000 square feet.

Item 3. Legal Proceedings.

On August 10, 2005, the District Court of Clay County Missouri dismissed all claims filed by Michelle D. Wright-Starns against the Company. Ms. Wright-Starns, a former employee, had claimed in her suit that the Company breached her employment contract and owed her unpaid vacation. Ms. Wright-Starns claims had totaled approximately $223,000.

On June 9, 2005, the Company filed a breach of contract action in the United States District Court for the Eastern District of North Carolina, for approximately $285,000 against WakeMed, a hospital corporation based in North Carolina. Mediware alleges that WakeMed has breached its payment and related obligations under its software license agreement for software licensed from Mediware. On June 17, 2005, the Company removed from North Carolina state court to the Eastern District Court a suit filed by WakeMed on June 8, 2005. It is anticipated that these two actions will be consolidated into a single action in the near future.   WakeMed has sought repayment of all of its license fees totaling $395,000 alleging that Mediware violated its representations and warranties and a North Carolina consumer protection statute that could require Mediware to pay treble damages.

In October 2004, the Superior Court of El Dorado County, California granted summary judgment on behalf of Donnie L. Jackson, Jr. against Global Med Technologies, Inc. and awarded Mr. Jackson, among other things, the reimbursement of attorneys’ fees, costs and interest. The Company has incurred attorneys’ fees and costs on behalf of Mr. Jackson, a former officer of the Company, in connection with this case, which was commenced on September 23, 2002 by Global Med. Global Med has accused Mr. Jackson of breaching contractual obligations and covenants to Global Med. Global Med has appealed this summary judgment and has been ordered to deposit into escrow amounts required by the court to cover the awarded fees, costs and interest. In the event that Mr. Jackson ultimately prevails in this case, the Company anticipates that it will be reimbursed for the attorneys’ fees and costs plus interest advanced to Mr. Jackson in an amount in excess of $670,000.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq Small Cap Market under the symbol MEDW and on the Pacific Stock Exchange under the symbol MEDW.

The following table sets forth the high and low sales prices for the Company's common stock for each quarterly period of the fiscal years ended June 30, 2005 and 2004, as reported by Nasdaq.

	2005		2004
	High	Low	High	Low

First Quarter	$13.00	$9.00	$15.10	$9.76
Second Quarter	$13.95	$9.50	$17.31	$13.60
Third Quarter	$13.50	$9.77	$18.20	$13.15
Fourth Quarter	$13.59	$9.76	$18.03	$11.20

As of August 8, 2005, there were approximately 197 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders. The Company does not currently intend to pay dividends, but it may review the benefits of paying dividends in the future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options.	Weighted-average exercise price of outstanding options.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,354,000	$8.81	372,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,354,000	$8.81	372,000

Item 6. Selected Financial Data.
(In thousands, except per share data)

Statements of Operations Data	For the years ended June 30
	2005	2004	2003	2002	2001
Revenue
System sales	$11,731	$12,421	$12,564	$11,541	$8,674
Services	24,828	24,233	20,419	18,544	17,485

Total revenue	36,559	36,654	32,983	30,085	26,159

Cost of sales
Cost of systems (1)	2,262	2,392	2,487	2,885	2,501
Cost of services (1)	7,441	7,331	6,263	5,588	6,176

Total cost of sales	9,703	9,723	8,750	8,473	8,677

Gross profit (1)	26,856	26,931	24,233	21,612	17,482

Amortization of capitalized software	4,247	3,710	2,199	1,844	1,611
Software development costs	3,540	3,071	2,757	3,269	3,498
Selling, general and administrative	14,584	14,507	12,939	12,072	13,455
Proceeds from settlement			(614)
Net interest and other income	(235)	(235)	(56)	(3)	(25)

Income (loss) before income taxes	4,720	5,878	7,008	4,430	(1,057)

Income tax (expense) benefit	(1,784)	(2,271)	(2,619)	(1,799)	308

Net income (loss)	$2,936	$3,607	$4,389	$2,631	($749)
Net income (loss) per common share
Basic	$0.38	$0.48	$0.60	$0.36	($0.10)

Diluted	$0.36	$0.44	$0.56	$0.35	($0.10)

Weighted average common shares outstanding
Basic	7,790	7,463	7,300	7,228	7,162
Diluted	8,152	8,174	7,844	7,611	7,162

Balance Sheet Data as of June 30,
Cash and cash equivalents	$14,839	$10,213	$7,525	$3,228	$2,343
Working capital (deficit)	12,917	9,783	4,241	(718)	(3,025)
Total assets	49,924	46,202	38,806	32,188	29,459
Debt	54	1,494	1,387	1,352	1,303
Common stock and APIC	28,720	27,193	24,735	24,104	23,907
Retained Earnings (accumulated deficit)	5,759	2,823	(784)	(5,173)	(7,804)
Total stockholders' equity	34,538	30,065	23,935	18,864	16,047
(1) Excludes amortization of capitalized software costs

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed below under the caption "Factors That May Affect Future Results," and elsewhere in this Annual Report on Form 10-K, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere from time to time. Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, capitalized software costs and goodwill. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the financial statements.

Revenue Recognition

The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, training, consultation and ongoing support of the software. License fee revenue is generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of hardware is generally recognized upon shipment. Fees for installation, training and consultation are recognized as the services are provided. If the Company enters into arrangements with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, "Software Revenue Recognition" as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101, SAB No. 104 and Emerging Issues Task Force 00-21. Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics Corporation in May 1990, certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions in June 1996, and Informedics, Inc. in September 1998. Commencing July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and evaluates for impairment utilizing undiscounted projected cash flows. As of June 30, 2005, the Company believes that no such impairment has occurred. Accumulated amortization for goodwill was $2,336,000 at June 30, 2005 and 2004. Goodwill was reduced by the recognition of related income tax benefit during fiscal 2005 and 2004.

Material Changes in Results of Operations: fiscal 2005 versus fiscal 2004

Total revenue for fiscal 2005 is $36,559,000 compared to $36,654,000 in fiscal 2004, a decrease of $95,000 or 0.3%. The Operating Room Division recorded a decrease of $151,000, or 6.1%, to $2,322,000 in fiscal 2005 compared to $2,473,000 in fiscal 2004. JAC recorded an increase of $697,000, or 22.6%, to $3,782,000 in fiscal 2005 compared to $3,085,000 in fiscal 2004. The Medication Management Division (excluding JAC) recorded a decrease of $3,128,000, or 20.0%, to $12,518,000 in fiscal 2005 from $15,646,000 in fiscal 2004. Revenue in the Blood Bank Division increased $2,486,000, or 16.1%, to $17,937,000 in fiscal 2005 compared to $15,451,000 in fiscal 2004.

System sales, which include proprietary software, third party software and hardware revenue, were $11,731,000 in fiscal 2005, a decrease of $690,000, or 5.6%, from $12,421,000 in fiscal 2004. The Operating Room Division experienced a decrease in system sales of 11.1%, or $86,000, from $778,000 to $692,000. The decrease reflects the near completion of the Division’s heritage customer migration to Perioperative Solutions. JAC recorded an increase of $223,000, or 30.4%, to $957,000 in fiscal 2005. The increase reflects additional sales activity resulting from JAC being named as a preferred supplier of pharmacy stock control for a subcontractor as part of the United Kingdom’s new national program for information technologies, which the government has identified as the “Connecting for Health” program. This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England. The Company believes, but cannot give any assurance, that system sales will continue to increase as JAC is able to establish itself as part of the program. System sales in the Medication Management Division decreased $2,465,000, or 37.8%, to $4,063,000 from $6,528,000. The decrease reflects lower sales of the base WORx system. During fiscal 2005, the Company commenced an initiative to sell additional proprietary user licenses and related third-party software licenses to certain customers, based on their current usage levels, pursuant to the terms of customers’ existing license agreements. During fiscal 2005, the Company reported system sales of $1,276,000 resulting from this initiative. The Company expects these sales to continue, but at significantly reduced rates. During fiscal 2005, the Company restructured the Medication Management division to reflect the integration of its three primary products, WORx, MediMAR and MediCOE into a single medication management solution. The restructuring better aligns the identity of our clinical solution with the needs of potential customers. During fiscal 2005, the Division met two significant milestones as it migrates from a WORx stand-alone base sale to an integrated medication management sale. The Division made an early adopter sale of its integrated medication management solution, and the Division gained separate reference sites for both the MediCOE and MediMAR products. While the Company has identified a significant number of sales opportunities for the combined WORx, MediMAR and MediCOE solution, the Company believes that a fully referencable site, utilizing all three integrated products, is necessary to achieve the expected product acceptance and contract closure rates. System sales for the Blood Bank Division were $6,019,000, an increase of $1,638,000, or 37.4%, from $4,381,000 in fiscal 2004. The increase reflects the initial customer migration from the Division’s heritage products to the HCLL software, the Division’s next generation blood transfusion system. The Company believes, but cannot give any assurance, that HCLL system sales will continue to grow through the customer migration from the heritage products along with its direct marketing efforts to new customers.

Service revenue, which includes recurring software support, implementation and training services increased 2.5%, or $595,000, to $24,828,000 in fiscal 2005 from $24,233,000 in fiscal 2004. Service revenue in the Operating Room division decreased $65,000 or 3.8% to $1,630,000 in fiscal 2005 from $1,695,000 in fiscal 2004. The decrease in service revenue is primarily due to a decline in ongoing implementation projects. Service revenue for JAC increased 20.2%, or $475,000, to $2,825,000 in fiscal 2005 compared to $2,350,000 in fiscal 2004. This increase in service revenue is primarily due to increased implementation activity on contracts signed within the last fiscal year. Service revenue in the Medication Management division (excluding JAC) decreased $663,000 or 7.3% to $8,455,000 in fiscal 2005 from $9,118,000 in fiscal 2004. The decrease in service revenue is primarily due to lower utilization rates on a specific contract and a decline in ongoing implementation projects. Service revenue for the Blood Bank division increased 7.7%, or $848,000, to $11,918,000 in fiscal 2005 compared to $11,070,000 in fiscal 2004. This increase in service revenue is primarily due to increased rates on renewing support contracts with existing customers as well as increased implementation activity on HCLL contracts signed within the last year.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems decreased $130,000, or 5.4%, during fiscal 2005 due to the overall decrease in system revenue during fiscal 2005. The gross margin, excluding amortization of capitalized software costs, on system sales was 80.7% in both fiscal 2005 and fiscal 2004.

Cost of services includes the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services increased $110,000, or 1.5%, in 2005 over the previous year. The increase in cost of services is primarily attributed to increases in implementation personnel as the Company increased staff levels for the rollout of its new MediMAR, MediCOE and HCLL products. Despite the increase in cost of services, gross margin on service revenue improved to 70.0% for fiscal 2005 compared to 69.7% for fiscal 2004. The Company believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the percentage of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $537,000, or 14.5%, to $4,247,000 in fiscal 2005 compared to $3,710,000 in fiscal 2004. This increase is primarily due to increased amortization of capitalized software costs related to the HCLL product, as well as the first full year of amortization costs related to the MediCOE and MediMAR products released by the Medication Management Division during fiscal year 2004.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities. Software development costs increased $469,000 in fiscal 2005 to $3,540,000 compared to $3,071,000 in fiscal 2004, which represents the Company’s focus on functional improvements and new enhancement designs. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $8,840,000 in fiscal 2005, compared to $8,875,000 in fiscal 2004, a decrease of $35,000 or 0.4%. This decrease primarily reflects decreased expenditures of $199,000 and $54,000 in the Blood Bank Division and Medication Management Division (excluding JAC), respectively, partially offset by increases of $107,000 and $111,000 in the Operating Room Division and JAC, respectively. The Company expects continued product development investment in all of its Divisions.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees including costs associated with Sarbanes-Oxley; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses increased $77,000 or 0.5%, from $14,507,000 in fiscal 2004 to $14,584,000 in fiscal 2005. This increase reflects increased marketing expenses and consulting services relating to compliance with Sarbanes-Oxley. These increases are partially offset by decreases in legal expense and health care costs.

Net income for fiscal year 2005 was $2,936,000 compared to a net income for fiscal year 2004 of $3,607,000. Earnings before interest, income taxes, depreciation and amortization were $9,576,000 and $10,533,000 for fiscal year 2005 and 2004, respectively. The Company believes EBITDA is a frequently used measure by securities analysts, investors and other interested parties. The Company’s calculations of EBITDA may also differ from the calculation of EBITDA by its competitors and other companies and as such, its utility as a comparative measure is limited. EBITDA is not recognized under generally accepted accounting principles in the United States, and should not be viewed in isolation or as a substitute for the analysis of results as reported under GAAP, but rather as a supplement.

Reconciliation of Net Income to EBITDA
(Amounts in thousands)
	Year Ended June 30,
	2005	2004
Net Income	$2,936	$3,607
Interest and other, net	(235)	(235)
Income tax provision	1,784	2,271
Depreciation and amortization	5,091	4,890
EBITDA	$9,576	$10,533

Material Changes in Results of Operations: fiscal 2004 versus fiscal 2003

Total revenue for fiscal 2004 was $36,654,000 compared to $32,983,000 in fiscal 2003, an increase of $3,671,000 or 11.1%. Revenue in the Operating Room Division increased $574,000, or 30.2%, to $2,473,000 in fiscal 2004 compared to $1,899,000 in fiscal 2003. JAC recorded an increase of $99,000, or 3.3%, to $3,084,000 in fiscal 2004 compared to $2,985,000 in fiscal 2003. The Medication Management Division (excluding JAC) recorded a decrease of $1,209,000, or 7.2%, to $15,646,000 in fiscal 2004 from $16,855,000 in fiscal 2003. The Blood Bank Division recorded an increase of $4,207,000, or 37.4%, to $15,451,000 in fiscal 2004 compared to $11,244,000 in fiscal 2003.

System sales were $12,421,000 in fiscal 2004, a decrease of $143,000, or 1.1%, from $12,564,000 in fiscal 2003. The Company's Operating Room Division experienced an increase in system sales of 12.8%, or $88,000, from $690,000 to $778,000. The increase reflects the continued marketing efforts by the Division of its Perioperative Solutions product. JAC recorded a decrease of $543,000, or 42.5%, to $734,000 in fiscal 2004. The decrease reflects less migration activity during fiscal 2004 as the JAC approaches completion of its installed customer base migration. System sales in the Medication Management Division decreased $1,869,000, or 22.3%, to $6,528,000 from $8,397,000. The decrease in Medication Management Division system sales is primarily due to two significant Integrated Delivery Network contracts signed during the first quarter of fiscal 2003. During fiscal 2004, the Medication Management Division continued to market and sell its WORx product. Additionally, the Division successfully released and subsequently signed its initial contracts for both its MediCOE and MediMAR products. System sales for the Blood Bank Division were $4,381,000, an increase of $2,181,000, or 99.1%, from $2,200,000 in fiscal 2003. The increase reflects the early adoption of the new transfusion blood bank software solution, HCLL, which received FDA clearance in the last quarter of fiscal 2003. This early adoption phase represents new customers along with the initial migration of several customers from the heritage systems.

Service revenue increased 18.7%, or $3,814,000, to $24,233,000 in fiscal 2004 from $20,419,000 in fiscal 2003. All Divisions contributed to the Company's increased service revenue levels as implementation and installation services of related system sales were performed during fiscal 2004. Additionally, the increase is related to annual escalation rates in current customer support contracts and the addition of new customers into the Company’s installed base. In fiscal 2004, the Operating Room Division recorded service revenue of $1,695,000, an increase of $486,000, or 40.2%, as compared to fiscal 2003. JAC contributed $2,350,000 in total service revenue, an increase of $642,000, or 37.6%, over fiscal year 2003. Service revenue in the Medication Management Division (excluding JAC) increased $660,000 or 7.8% to $9,118,000 in fiscal 2004 from $8,458,000 in fiscal 2003. The Blood Bank Division's service revenue increased $2,026,000, or 22.4%, to $11,070,000 from $9,044,000.

Costs of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems decreased $95,000, or 3.8%, during fiscal 2004 due to the overall increase in proprietary software sales during fiscal 2004 as compared to fiscal 2003. An increase in proprietary software sales also resulted in an improved gross margin percentage. The gross margin percentage, excluding amortization of capitalized software costs, on system sales improved to 80.7% in fiscal 2004 from 80.2% in 2003.

Cost of services increased $1,068,000, or 17.1%, in 2004 over the previous year. Despite the increase in cost of services, gross margin on service revenue remained relatively consistent at 69.7% in fiscal 2004 compared to 69.3% in fiscal 2003. The increase in service costs is primarily a result of the Company’s efforts to maintain a high level of customer satisfaction using currently installed products. Additionally, the Company increased service staff levels in anticipation of the operational impact related to increased HCLL, MediMAR, and MediCOE system sales in the Blood Bank and Medication Management Divisions.

Amortization of capitalized software increased $1,511,000, or 68.7%, to $3,710,000 in fiscal 2004 compared to $2,199,000 in fiscal 2003. This increase is primarily due to increased amortization of capitalized software costs related to the HCLL product, which reached commercialization in the fourth quarter of fiscal 2003 as well as amortization of capitalized software costs related to the MediCOE and MediMAR products released by the Medication Management Division during fiscal year 2004.

Software development costs increased $314,000 in fiscal 2004 to $3,071,000 compared to $2,757,000 in fiscal 2003. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $8,875,000 in fiscal 2004, compared to $7,972,000 in fiscal 2003, an increase of $903,000 or 11.3%. This increase primarily reflects increases of $1,251,000 and $193,000 in expenditures in the Medication Management Division (excluding JAC) and JAC, respectively, partially offset by decreases of $199,000 and $341,000 in the Blood Bank Division and Operating Room Division, respectively. The increased software development expenditures in the Medication Management Division reflect continued investment in the MediCOE and MediMAR development projects.

SG&A expenses increased $1,568,000 or 12.1%, from $12,939,000 in fiscal 2003 to $14,507,000 in fiscal 2004. The increase primarily reflects increased legal expense related to customer contracting, general business issues and employment issues; marketing expenses for the Company’s new products, and a rise in general business and medical insurance expenses. The Company anticipates, but cannot assure, a continued rise in SG&A expenses as it continues to enhance the Company's resources and infrastructure to support anticipated growth trends.

Net income for fiscal year 2004 was $3,607,000 compared to a net income for fiscal year 2003 of $4,389,000 which included approximately $614,000 of pre-tax proceeds related to a settlement. Earnings before interest, income taxes, depreciation and amortization were $10,533,000 and $10,372,000 for fiscal year 2004 and 2003, respectively. The Company believes EBITDA is a frequently used measure by securities analysts, investors and other interested parties. The Company’s calculations of EBITDA may also differ from the calculation of EBITDA by its competitors and other companies and as such, its utility as a comparative measure is limited. EBITDA is not recognized under generally accepted accounting principles in the United States, and should not be viewed in isolation or as a substitute for the analysis of results as reported under GAAP, but rather as a supplement.

Reconciliation of Net Income to EBITDA
(Amounts in thousands)
	Year Ended June 30,
	2004	2003
Net Income	$3,607	$4,389
Interest and other, net	(235)	(56)
Income tax provision	2,271	2,619
Depreciation and amortization	4,890	3,420
EBITDA	$10,533	$10,372

Liquidity and Capital Resources at June 30, 2005 and 2004

As of June 30, 2005, the Company had cash and cash equivalents of $14,839,000 and working capital of $12,917,000, compared to cash and cash equivalents of $10,213,000 and a working capital of $9,783,000 at June 30, 2004. The current ratio at June 30, 2005 was 2.1 to 1 compared to 1.8 to 1 at June 30, 2004. Cash provided by operating activities was $11,183,000 and $7,896,000 for the fiscal years ended June 30, 2005 and 2004, respectively. The increase of cash provided by operating activities in fiscal 2005 was primarily due to improved accounts receivable collections, partially offset by decreases in net income, deferred income tax charges and the net change in accrued expenses.

As of June 30, 2005, accounts receivable decreased $2,011,000 from $10,222,000 to $8,211,000 at fiscal year end 2005. Days sales outstanding was 82 and 102 at fiscal year end June 30, 2005 and 2004, respectively which is approaching the Company’s current internal target of 80 days. The decrease in accounts receivable and days sales outstanding is primarily due to improved collections of accounts receivable. The principal uses of cash for investing activities during the fiscal years ended June 30, 2005 and 2004 included purchases of fixed assets and investments in product development. During fiscal 2005, the Company spent $849,000 on fixed assets including equipment and software as part of routine improvements and replacements to its internal systems, compared to $733,000 for fiscal 2004. The Company capitalized new product development of $5,300,000 and $5,804,000 for fiscal years 2005 and 2004, respectively. The investments in product development were related to the Company's ongoing efforts to enhance its products for the Blood Bank, Medication Management and Operating Room Divisions. The Company plans to continue to review market expansion opportunities through internal development and/or the acquisition of products/companies that complement or augment the existing line of products.

The Company received $1,023,000 and $1,188,000 in fiscal 2005 and 2004 upon the exercise of stock options. During fiscal 2005, the Company repaid all outstanding principal and accrued interest in the amount of $1,419,000 on a note payable to the Chairman of the Board of Directors of the Company.

The Company's liquidity is influenced by its ability to perform on a "best of breed" basis in a competitive industry. Factors that may affect liquidity include the Company's ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company's existing line of products, the Company believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs. Currently, there are no plans for additional outside financing, except that the Company may consider establishing a new line of credit.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

Tabular Disclosure of Contractual Obligations

The Company's contractual obligations at June 30, 2005 for long-term debt and for operating leases are as follows:

Contractual Obligations
	Payments Due by Year
	Total	2006	2007	2008	2009	2010	After 2010
Long-Term Debt Obligations	$54	$24	$26	$4	$0	$0	$0
Operating Lease Obligations	2,974	1,335	1,199	235	137	68	0
Total	$3,028	$1,359	$1,225	$239	$137	$68	$0

The Company does not have any material capital lease obligations, purchase obligations or other long-term liabilities.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Board (ARB) No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, chapter 4, to clarify that abnormal amounts of idle facility expense freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 will be effective fiscal periods beginning after June 15, 2005 and will not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time Sharing Transactions” (“SFAS 152”). This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in SOP 04-2, “Accounting for Real Estate Time-Sharing Transactions”. This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Company currently does not have any transactions addressed by this statement and it is not expected to have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - an Amendment of APB Opinion No. 29” (“SFAS 153”). This statement addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R will be effective for the Company for the first fiscal year beginning after June 15, 2005. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

Factors that may affect Future Results

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. Without limiting the foregoing, the words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed below and elsewhere in this Annual Report on Form 10-K, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere from time to time. Other unforeseen factors not identified herein could also have such an effect. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Key Personnel

To remain competitive, the Company must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel. Competition for such personnel is intense. The Company’s failure to attract qualified personnel could have a material adverse effect on the Company’s results of operations or financial condition.

The Company’s current chief executive officer has announced his resignation effective October 2005. As of the date hereof, the Company has not replaced the chief executive officer. If the Company does not find a suitable replacement for the chief executive officer, the Company’s performance could be adversely affected. Additionally, if the new chief executive officer, when selected, is unable to lead the Company as expected or is unable to retain the Company’s other key management personnel, the Company’s results of operations or financial condition could be adversely affected.

Fluctuations in Quarterly Operating Results

Mediware's revenue and results of operations can fluctuate substantially from quarter to quarter. System sales in any quarter depend substantially upon Mediware's sales performance and customers’ budgeting and buying practices. System sales in any quarter may fluctuate due to contract activity, demand for the Company's products and services, lengthy and complex sales cycles, and the customers’ internal budgets for new technology systems and technical resources to deploy them. Additionally, the terms of a final contract may materially affect the Company's ability to recognize anticipated quarterly revenue. Factors that impact contract terms and quarterly revenue include the following:

--	Systems contracts may include both currently deliverable and non-deliverable software products.
--	Customer needs for services that include significant modifications, customization or complex interfaces that could delay product delivery or acceptance.
--	Customer specific acceptance criteria.
--	Payment terms that are long term or depend upon contingencies.

Reliance on Third Party Software

Mediware licenses various third-party software products that it incorporates into its own software products. These products may include operating systems, relational database management systems, knowledge/clinical databases and other key systems. The termination by any third-party vendor of Mediware's licenses to use these products, or a significant change to a relied upon product, could have a material adverse effect on Mediware's operations. Changes that could have a material adverse effect include, for example, the third-party products becoming inoperable, features and functions becoming unavailable, product performance being materially reduced, or unfavorable pricing changes. Although alternate software products may be available, Mediware could incur substantial costs if it is required to adapt its products to alternative third-party software products.

Dependence on Third Party Marketing Relationships

Mediware's continued growth could be impacted by its ability to build and maintain strong marketing partnerships. The Company believes its marketing and sales efforts can be significantly enhanced by these relationships. If Mediware is not able to enhance its current relationships or develop new relationships, the Company could experience a material adverse effect on its business, results of operations or financial condition.

Changes in the Healthcare Industry

The healthcare industry is heavily regulated by various governmental and regulatory bodies. The decisions made and initiatives promulgated by these bodies may significantly influence operations of hospitals and healthcare organizations and could have a material adverse effect on Mediware’s business, results of operations or financial condition.

Many hospitals are consolidating and forming (or becoming part of) integrated healthcare delivery networks ("IHDNs"). Additionally, hospitals have the option to select a single-vendor, enterprise-wide solution that automates all functions of the hospital, called a Hospital Information Support System (“HISS”). The formation of IHDNs and HISS oriented purchasing might reduce the number of discrete prospects the Company may target on a “best-of-breed” basis and could provide more negotiating leverage to the Company's prospective customers. These events, if they occurred, could result in a reduction of selling prices, an increase in the length of the sales cycle, or other situations that could negatively affect the Company.

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

Product Acceptance

Mediware’s strategy in all three of its operating divisions includes licensing of new products to customers, which requires customer acceptance of its newly developed and released products. While the Company believes that each of its new products is positioned to succeed in the market place, there is no assurance that Customers will accept or adopt the products to the extent that the Company expects. If Mediware customers do not accept the new products as expected, Mediware’s results could be materially and adversely affected.

New Technologies

There is a risk that technology not currently in the mainstream will quickly enter the market and disrupt Mediware’s existing business and Mediware’s customers’ need for its products. Mediware is working diligently to be innovative and to ensure that its products remain state-of-the-art, but new technologies in the marketplace could adversely affect Mediware.

New Product Development

The Company’s strategy relies on the continuing development of new software products. Mediware currently intends to continue investing in research and development and new products. While Mediware expects that this investment will produce advantages and new products and markets, there can be no assurance that advantages and new products of the research and development will be realized. In addition, development of new products is a complex and difficult process. As a result, Mediware, like other software companies, may encounter difficulties or delays in the development, implementation and market acceptance of new products.

Government Regulation

The hospitals that comprise the primary market for the Company's products must comply with various federal, state and local statutes and regulations. The adequacy of blood bank information management and record keeping products are subject to regulation, inspection and review by the FDA.

The Company's blood bank products are regulated as medical devices by the FDA. Blood bank software vendors are also subject to the FDA’s Quality Systems Regulations (“QSR”). Although Mediware is continually updating and improving its internal quality system to ensure compliance with federal rules and guidelines, Mediware cannot predict whether it will be fully in compliance with these guidelines or any future guidelines, regulations or inspection procedures. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on the operations of clinical information system vendors of blood bank information systems, including Mediware.

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

In fiscal 2003, the Company received its initial HCLL 510(k) product clearance from the FDA. This clearance opened the way for the Company to begin marketing HCLL. All FDA regulated products are required to obtain additional 510(k) clearance as new functionality is added. Two additional 510(k) clearances for HCLL were received during fiscal 2004 for additional production functionality. In May 2005, the Company received its most recent 510(k) clearance for it HCLL Donor management system.

The Company has dedicated substantial time and resources to comply with applicable guidelines and regulations. The FDA enforces compliance by such actions as recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and the inability to timely remedy any non-compliance, resulting in any of the above actions, would likely have a material adverse effect on the Company's business, financial condition and results of operations.

New Regulations Relating to Patient Confidentiality

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates significant changes in the legal and regulatory environment governing the provision of health benefits, the delivery of and payment for healthcare services, and the security and confidentiality of individually identifiable, protected health information in written, electronic or oral formats. The Department of Health and Human Services has adopted final rules implementing HIPAA. The final rules include standards for the security of electronic health information and the privacy of a patient’s medical records and became effective on February 20, 2003 and April 14, 2003, respectively. Most healthcare providers, healthcare clearinghouses and health plans (“Covered Entities”) are required to comply. Covered Entities were also required to comply with the standards for security by April 21, 2005 and have been required to comply with the standards for privacy since April 14, 2003. Although the Company is not a Covered Entity, most of the Company’s customers are Covered Entities. As Covered Entities, the Company’s customers are required to flow down certain of their obligations under HIPAA to their service providers. Accordingly, the Company has been required to adopt different and or additional procedures. In addition, the Company has had increased legal expenses associated with negotiating agreements with existing and new customers to implement the new HIPAA obligations. In light of the new obligations under HIPAA, Covered Entities may be required or may choose to reevaluate their technology solutions. The Company may be required to invest in its products and procedures to maintain compliance and the Company is subject to contractual requirements arising from HIPAA that increase the Company’s liability and risks associated with the handling of individual protected health information. In addition, many states have passed or are evaluating local versions of HIPAA.

Product Related Liabilities

All of the Company's products provide data for use by healthcare providers in patient care settings. Mediware's license agreements generally contain provisions to limit exposure to product related claims. These provisions, however, may not be enforceable in some jurisdictions or may not adequately limit the Company’s exposure. The Company maintains product liability insurance at an amount it believes adequate for its intended purpose, however, there can be no assurances that the insurance will cover a claim brought against the Company. Although no claims have been brought against the Company to date for injuries related to the use of its products, there is a risk that such claims could be pursued. A successful claim brought against the Company, could have a material adverse effect upon the Company's business, results of operations or financial condition.

System Errors and Warranties

Despite testing by Mediware, software products as complex as those offered by the Company and used in a wide range of clinical and health information systems settings contain a number of errors or "bugs", especially early in their product life cycle. The Company's products are clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to the wide range of environments in which the systems are installed. Due to these factors, the discovery of defects or errors could cause delays in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems. Any of these factors may delay acceptance of products, which could have a material adverse effect upon the Company's business, results of operations or financial condition.

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

The Company does not believe its software products or the third-party software products the Company offers under sublicense agreements, Company trademarks or other Company proprietary rights infringe the intellectual property rights of third parties. However, there can be no assurance that third parties, including creators of open-source code, will not assert infringement claims against the Company in the future with respect to current or future software products or that any such assertion may not require the Company to modify its products, enter into royalty arrangements; payout damage awards or result in costly litigation.

Fluctuations in Stock Price

The trading price of the Company’s common stock may fluctuate significantly from time to time. Generally, the Company’s common stock has relatively low trading volume which can cause transactions in a relatively small number of shares to significantly impact the price of the stock. Other factors that can cause the Company’s common stock price to fluctuate include, but are not limited to: quarterly variations in operating results, changes in expectations or estimates of securities analysts, action by governmental or regulatory bodies, the exercising of a large number of options, and changes in the securities markets in general.

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

Item 8. Financial Statements and Supplemental Data.

The Financial Statements and Notes required by this Item are included in this Report starting on page36.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2005.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management, under the supervision and with the participation of the Company’s CEO and CFO, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Mediware Information Systems, Inc. ("Mediware") maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Mediware's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Mediware's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Mediware Information Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, Mediware maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mediware Information Systems, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated August 5, 2005 expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP
New York, New York
August 5, 2005

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 10. Directors and Executive Officers of the Registrant.

The information concerning the Company's executive officers required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Officers." The information concerning the Company's directors required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors." Information concerning the Company's officers’, directors’ and 10% shareholders’ required compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters.”

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the Company’s Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement under the heading “Fees Paid to Independent Auditors.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2005 and 2004

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2005, 2004, and 2003

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualification Accounts

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit No. 4 to the Registration Statement on Form S-8, filed on July 3, 1996.
3.2	Certificate of Amendment of the Certificate of Incorporation	Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-8, filed on October 4, 2004
3.3	By-laws	Incorporated by reference to the Exhibit 3(ii) in the Company's Quarterly Report on Form 10-Q, filed on February 1, 2005
10.1	Agreement between the Company and Intellimed Corporation dated September 25, 1990	Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-18.
10.2	Employment Agreement between Mediware Information Systems, Inc. and George J. Barry dated August 25, 2004	Incorporated by reference to Exhibit 10.53 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
10.3	Employment Agreement between Mediware Information Systems, Inc. and Michael L. Crabtree dated June 5, 2004	Incorporated by reference to Exhibit 10.54 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10.4	Employment Agreement between Mediware Information Systems, Inc. and Frank Poggio dated August 16, 2004	Incorporated by reference to Exhibit 10.55 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
10.5	Employment Agreement between Mediware Information Systems, Inc. and Jill Suppes dated May 20, 2005	Incorporated by reference to Exhibit 10.56 in the Current Report on Form 8-K, filed on May 23, 2005.
10.6	Employment Agreement between Mediware Information Systems, Inc. and Rob Weber dated May 20, 2005	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on May 23, 2005.
10.7	Employment Agreement between Mediware Information Systems, Inc. and Matthew Peterson dated June 27, 2005	Incorporated by reference to Exhibit 10.58 in the Current Report on Form 8-K, filed on July 1, 2005.
10.8	Form of Amendment to 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.58 in the Current Report on Form 8-K, filed on March 25, 2005.
10.9	Form of Amendment to 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.59 in the Current Report on Form 8-K, filed on March 25, 2005.
10.10	Amended and Restated Employment Agreement, dated as of December 13, 2004, between Mediware Information Systems, Inc. and Donnie L. Jackson	Incorporated by reference to Exhibit 10.56 in the Current Report on Form 8-K, filed on December 13, 2004.
10.11	Agreement, dated as of December 13, 2004, by and between Mediware Information Systems, Inc. and Donnie L. Jackson, Jr.	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on December 13, 2004.
10.12	Mediware Information Systems, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, filed on November 10, 2003.
10.13	Form of 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement
10.14	Mediware Information Systems, Inc. 2001 Stock Option Plan	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, filed on December 21, 2001.
10.15	Form of 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement
11	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share

21	List of Subsidiaries
23	Consent of Eisner LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date: September 2, 2005	BY: /s/ GEORGE J. BARRY
GEORGE J. BARRY
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE J. BARRY	President, Chief Executive Officer & Director	September 2, 2005
GEORGE J. BARRY	(Principal Executive Officer)

/s/ JILL H. SUPPES	Chief Financial Officer	September 2, 2005
JILL H. SUPPES	(Principal Accounting Officer)

/s/ LAWRENCE AURIANA	Chairman of the Board	September 2, 2005
LAWRENCE AURIANA

/s/ JONATHAN CHURCHILL	Director	September 2, 2005
JONATHAN CHURCHILL

/s/ ROGER CLARK	Director	September 2, 2005
ROGER CLARK

/s/ JOSEPH DELARIO	Director	September 2, 2005
JOSEPH DELARIO

/s/ PHILIP COELHO	Director	September 2, 2005
PHILIP COELHO

[Signatures continued on next page]

/s/ DR. JOHN GORMAN	Director	September 2, 2005
DR. JOHN GORMAN

/s/ WALTER KOWSH, JR.	Director	September 2, 2005
WALTER KOWSH, JR.

/s/ROBERT SANVILLE	Director	September 2, 2005
ROBERT SANVILLE

/s/ HANS UTSCH	Director	September 2, 2005
HANS UTSCH

/s/ DR. CLINTON WEIMAN	Director	September 2, 2005
DR. CLINTON WEIMAN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. as of June 30, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. as of June 30, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements enumerated above, we audited Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2005. In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mediware Information Systems, Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 5, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP
New York, New York
August 5, 2005

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	June 30, 2005	June 30, 2004
ASSETS
Current Assets
Cash and cash equivalents	$14,839	$10,213
Accounts receivable (net of allowance of $626 and $657)	8,211	10,222
Inventories	208	227
Deferred income taxes	452	347
Prepaid expenses and other current assets	985	772

Total current assets	24,695	21,781

Fixed assets, net	1,361	1,221
Capitalized software costs, net	19,548	18,495
Goodwill, net	4,203	4,435
Purchased technology, net	-	135
Other long-term assets	117	135

Total Assets	$49,924	$46,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,742	$1,219
Current portion of note payable	24	22
Advances from customers	7,880	7,428
Accrued expenses and other current liabilities	2,132	3,329

Total current liabilities	11,778	11,998

Notes payable and accrued interest payable to a related party	-	1,418
Note payable	30	54
Deferred income taxes	3,578	2,667
Total liabilities	15,386	16,137

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued
Common stock, $.10 par value; authorized 25,000,000 shares; 7,881,000 and 7,664,000 shares issued and outstanding in 2005 and 2004, respectively	788	766
Additional paid-in capital	27,932	26,427
Retained earnings	5,759	2,823
Accumulated other comprehensive income	59	49
Total stockholders' equity	34,538	30,065
Total Liabilities and Stockholders' Equity	$49,924	$46,202

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except earnings per share)

	For the Years Ended June 30,
	2005	2004	2003
Revenue
System sales	$11,731	$12,421	$12,564
Services	24,828	24,233	20,419

Total revenue	36,559	36,654	32,983
Cost and Expenses
Cost of systems (1)	2,262	2,392	2,487
Cost of services (1)	7,441	7,331	6,263
Amortization of capitalized software costs	4,247	3,710	2,199
Software development costs	3,540	3,071	2,757
Selling, general and administrative	14,584	14,507	12,939
Proceeds from settlement	-	-	(614)

Total costs and expenses	32,074	31,011	26,031

Operating income	4,485	5,643	6,952

Interest and other income	260	280	131
Interest and other expense	(25)	(45)	(75)

Income before income taxes	4,720	5,878	7,008
Income tax provision	(1,784)	(2,271)	(2,619)

Net income	2,936	3,607	4,389

Other comprehensive income
Foreign currency translation adjustment	10	65	51

Comprehensive income	$2,946	$3,672	$4,440

Net income per Common Share
Basic	$0.38	$0.48	$0.60
Diluted	$0.36	$0.44	$0.56

Weighted Average Common Shares Outstanding
Basic	7,790	7,463	7,300
Diluted	8,152	8,174	7,844

(1) Excludes amortization of Capitalized Software Costs

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2005, 2004 and 2003
(Amounts in thousands)

	Common Stock		Additional Paid-In	Deferred	Retained Earnings Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	(Deficit)	Income(Loss)	Total

Balance at June 30, 2002	7,259	$726	$23,378	$-	($5,173)	($67)	$18,864

Exercise of stock options	99	10	440				450
Tax benefit from exercise of stock options			181				181
Foreign currency translation adjustment						51	51
Net income					4,389		4,389

Balance at June 30, 2003	7,358	$736	$23,999	$-	($784)	($16)	$23,935

Exercise of stock options	306	30	1,158				1,188
Tax benefit from exercise of stock options			1,270				1,270
Foreign currency translation adjustment						65	65
Net income					3,607		3,607

Balance at June 30, 2004	7,664	$766	$26,427	$-	$2,823	$49	$30,065

Exercise of stock options	217	22	1,001				1,023
Issuance of restricted common stock				(183)			(183)
Surrendered restricted common stock				183			183
Tax benefit from exercise of stock options			504				504
Foreign currency translation adjustment						10	10
Net income					2,936		2,936

Balance at June 30, 2005	7,881	$788	$27,932	$-	$5,759	$59	$34,538

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended June 30,
	2005	2004	2003
Cash Flows From Operating Activities
Net income	$2,936	$3,607	$4,389
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	5,091	4,890	3,420
Deferred tax provision	1,599	2,232	2,589
Loss on disposal of fixed assets	-	-	19
Provision for doubtful accounts	398	100	197
Changes in operating assets and liabilities:
Accounts receivable	1,613	(3,142)	(508)
Inventories	19	19	(24)
Prepaid and other assets	(195)	(242)	(22)
Accounts payable, accrued expenses and advances from customers	(278)	432	(362)
Net cash provided by operating activities	11,183	7,896	9,698

Cash Flows From Investing Activities
Acquisition of fixed assets	(849)	(733)	(687)
Capitalized software costs	(5,300)	(5,804)	(5,215)
Net cash used in investing activities	(6,149)	(6,537)	(5,902)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	1,023	1,188	450
Proceeds from issuance of note payable	-	89	-
Principal payments on note payable	(22)	(13)	-
Principal payments on note payable to related party	(1,419)	-	-
Net cash (used in) provided by financing activities	(418)	1,264	450

Foreign currency translation adjustments	10	65	51

Net increase in cash and cash equivalents	4,626	2,688	4,297
Cash at beginning of year	10,213	7,525	3,228
Cash at end of year	$14,839	$10,213	$7,525

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$123	$149	$74
Interest on note payable	$728	$3	$-

Supplemental disclosures of noncash financing activities:
Additional paid-in capital recorded for tax benefit from exercise of stock options	$504	$1,270	$181
Reduction of goodwill recorded for tax benefit of related amortization	$232	$232	$232

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
Mediware Information Systems, Inc. and Subsidiaries ("Mediware" or the "Company") develops, markets, licenses, implements and supports clinical management information systems used by hospitals. The Company's systems are generally designed to automate departments of a hospital, namely, the blood bank, the pharmacy, and the operating room, and to serve blood centers. A system consists of the Company's proprietary application software, third-party licensed software, computer hardware and implementation services, training and annual software support.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Mediware Information Systems, Inc. and its wholly owned subsidiaries Digimedics Corporation ("Digimedics") and Informedics, Inc. ("Informedics") and Digimedics' wholly owned subsidiary J.A.C. Computer Services Limited ("JAC"). All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. The Company’s significant areas of estimation include determining the allowance for uncollectible accounts, valuing certain accrued liabilities and determining whether the carrying value of goodwill and capitalized software is impaired.

Revenue Recognition
The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, training, consultation and ongoing support of the software. License fee revenue is generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of hardware is generally recognized upon shipment. Fees for installation, training and consultation are recognized as the services are provided. If the Company enters into arrangements with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, "Software Revenue Recognition" as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104 and Emerging Issues Task Force 00-21. Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

Advertising Costs
Costs of advertising are expensed as incurred and amounted to $464,000, $310,000 and $223,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Presentation
Certain prior year amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents
Cash equivalents include time deposits with maturities of three months or less when purchased.

Accounts Receivable
The Company grants credit to certain customers who meet the Company’s pre-established credit requirements. Generally, the Company does not require collateral when trade credit is granted to customers. Credit losses are provided for in the Company’s financial statements and consistently have been within management’s expectations.

Inventory
Inventory consists primarily of computer hardware and third-party software licenses held for resale and is valued at the lower of cost or market. Cost is determined based on the specific identification method. Inventory consists of the following at June 30:

	2005	2004
Software Licenses	$136,000	$152,000
Computer Hardware	72,000	75,000
	$208,000	$227,000

Fixed Assets
Furniture, equipment and leasehold improvements are valued at cost. Depreciation for furniture and equipment is provided on the straight-line method over their estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is shorter.

Capitalized Software Costs
Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed," once technological feasibility has been established, the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of five to seven years of the software. Amortization expense for the years ended June 30, 2005, 2004 and 2003 was $4,247,000, $3,710,000 and $2,199,000, respectively. Capitalized software costs consisted of the following activity (in thousands):

	For the Year Ended June 30,
	2005	2004
Capitalized software costs
Beginning of year	$32,876	$27,072
Additions	5,300	5,804
	38,176	32,876
Less accumulated amortization	18,628	14,381
	$19,548	$18,495

Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics in May 1990, Informedics in September 1998 and certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions, in June 1996. Accumulated amortization for goodwill was $2,336,000 at June 30, 2005 and 2004. There was no amortization expense for the years ended June 30, 2005, 2004 or 2003. Goodwill was reduced by certain income tax benefits amounting to $232,000 for each of the years ending June 30, 2005 and 2004.

Commencing July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and evaluates for impairment utilizing undiscounted projected cash flows. As of June 30, 2005, management believes that no such impairment has occurred.

Software Products Acquired and Purchased Technology
As a part of the acquisition of Informedics in September 1998, the Company obtained certain software products as well as technologies under development. A portion of the acquisition price of Informedics was allocated to software products based on the net present value of the projected income stream over the expected economic life of the specific products, which the Company expected to continue to market. This amount, totaling $498,000, was amortized over 5 years using the straight-line method. Purchased technology costs of $1,541,000 related to the acquisition of rights to LifeTrak, a comprehensive donor blood center software package, from Carter BloodCare in November 1999 was amortized over 5 years. In July 2001, the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. to purchase for $325,000 the rights to market an integrated testing module that was developed as part of the LifeTrak product. The Company amortized that purchase over the remaining life of LifeTrak. Amortization costs for purchased technology charged to operations were $135,000, $456,000 and $505,000 during fiscal years 2005, 2004 and 2003, respectively.

Foreign Currency Translations
The functional currency for the Company's JAC subsidiary is the British pound. The translation to U.S. dollars is consistent with SFAS No. 52, “Foreign Currency Translation.” The net gain or loss resulting from these foreign currency translations is reported as other comprehensive income or loss in the accompanying financial statements. Amounts credited to comprehensive income were $10,000, $65,000 and $51,000 in 2005, 2004 and 2003, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, the provision for income taxes includes deferred income tax resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date. The resulting asset or liability is adjusted to reflect enacted changes in the tax law.

Earnings Per Common Share
Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. The weighted average shares outstanding used in the calculations of earnings per share were as follows (in thousands):

	For the Year Ended June 30,
	2005	2004	2003
Shares outstanding, beginning	7,664	7,358	7,259
Weighted average shares issued	126	105	41
Weighted average shares outstanding - basic	7,790	7,463	7,300
Effect of dilutive securities (stock options)	362	711	544
Weighted average shares outstanding - diluted	8,152	8,174	7,844

Potential common shares not included in the calculation of net income per share, as their effect would be anti-dilutive, are as follows (in thousands):

	For the Year Ended June 30,
	2005	2004	2003
Stock Options	192	75	98

Fair Value of Financial Instruments
The Company estimates its fair value disclosures for financial instruments, using the following methods and assumptions. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. Fixed-rate long-term obligations are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2005 and 2004, the fair value of the Company's long-term obligations approximated its carrying value.

Stock Based Compensation
The Company accounts for stock-based employee and outside directors’ compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

	For the Year Ended June 30,
	2005	2004	2003
Reported net income	$2,936,000	$3,607,000	$4,389,000
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(1,992,000)	(727,000)	(764,000)

Pro forma net income	$944,000	$2,880,000	$3,625,000
Income per share:
Basic - as reported	$0.38	$0.48	$0.60
Basic - pro forma	$0.12	$0.39	$0.50

Diluted - as reported	$0.36	$0.44	$0.56
Diluted - pro forma	$0.12	$0.35	$0.46

The weighted average fair value at date of grant for options granted during the years ended June 30, 2005, 2004 and 2003 was $4.80, $6.92 and $8.39 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Year Ended June 30
	2005	2004	2003
Risk-free interest rates	4.00% - 4.50%	3.83% - 4.73%	1.71% - 4.84%
Expected option life in years	5 - 7	4 - 8	4 - 8
Expected stock price volatility	39%	70%	35%
Expected dividend yield	-0-	-0-	-0-

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement as an operating expense, based on their fair values. Pro forma disclosure will no longer be an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R will be effective for the Company for the first fiscal year beginning after June 15, 2005. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the share-based payments granted in the future

During fiscal 2005, the Company entered into agreements with certain employees to modify the terms of 160,000 existing stock options. Under the terms of these agreements, the related out-of-the-money stock options immediately vested. Additionally, certain restrictions were added to limit when employees can sell the underlying stock. The restrictions correspond with the original option vesting periods. The agreements were entered into to minimize the impact of SFAS 123R of the Company’s results of operations for future periods.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Board (ARB) No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, chapter 4, to clarify that abnormal amounts of idle facility expense freight, handling costs and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 will be effective fiscal periods beginning after June 15, 2005 and is not expected to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time Sharing Transactions” (“SFAS 152”). This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (“SOP”) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Company currently does not have any transactions addressed by this statement and it is not expected to have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29” (“SFAS 153”). This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. That cost will be recognized as compensation expense over the service period, which would normally be the vesting period of the options. SFAS No. 123R will be effective for the Company for the first fiscal year beginning after June 15, 2005. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

2. ACQUISITION OF SOFTWARE LICENSE

In November 1999, the Company acquired the rights to LifeTrak, a comprehensive donor blood center software package, from Carter BloodCare for $1,541,000 including $41,000 of expenses related to the purchase. The Company also entered into a license agreement granting Carter BloodCare the right to continue use of the software in their blood center and laboratory facilities, and providing for royalty payments to Carter BloodCare by the Company in an amount equivalent to 5% of LifeTrak software sales for a five-year term. The software was capitalized as purchased technology and amortized over its expected useful life of five years.

In July 2001, the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. to purchase for $325,000 the rights to market an integrated testing module that was developed as part of the LifeTrak product. The Company amortized that purchase over the remaining life of LifeTrak.

3. SYSTEM SALES

In July 2004, the Company initiated a program to monitor customer usage, which resulted in the sale of additional proprietary user licenses and related third party software under the terms of customers’ existing license agreements. As a result, during the year ended June 30, 2005, the Company recognized system sales of $1,276,000.

4. FIXED ASSETS

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows (in thousands):

	As of June 30,
	2005	2004	Estimated Useful Life
Computers and office equipment	$6,182	$5,747	3-5 Years
Furniture and fixtures	1,043	964	5 Years
Leasehold improvements	367	233	5-7 Years
	7,592	6,944
Less accumulated depreciation	6,231	5,723
	$1,361	$1,221

Depreciation expense was $709,000, $724,000 and $715,000 in 2005, 2004 and 2003, respectively.

5. ADVANCES FROM CUSTOMERS

Advances from customers represent contractual payments received by the Company. It is principally comprised of support and maintenance revenue that is paid by customers in advance monthly, quarterly or annually in accordance with support contracts. The revenue is recognized ratably over the terms of the support contracts.

6. ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,
	2005	2004
Payroll and related benefits	$809	$1,516
Accounting, legal and other professional fees	389	377
Contract labor	114	170
Royalties	257	246
Deferred rent	176	161
Other	387	859
	$2,132	$3,329

7. NOTES PAYABLE

The Company owed $1,419,000 to the Chairman of the Board of Directors of the Company, including accrued interest at 1/4 percent over prime per annum. In August, 2004 the Company repaid all outstanding principal and accrued interest on this note.

In November 2003, the Company entered into a note payable agreement in the amount of $100,000. The note is secured by certain furniture and equipment and is payable in monthly installments of $2,222 through August 2007. The note does not bear interest, and the related implied discount of $11,000 is being amortized over the life of the agreement.

Future maturities of notes payable are as follows:

For the Year Ended June 30,
2006	$24,000
2007	26,000
2008	4,000
$54,000

8. STOCK OPTIONS

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. In February 2005, the number of shares that may be issued under such plan was increased from 500,000 to 1,000,000 shares. Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock. Options may be granted for a period of up to ten years. Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained. The plan provides that a maximum of 200,000 shares may be issued as restricted common stock. As of June 30, 2005, options equal to 372,000 shares were available to be issued under this plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options. Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of June 30, 2005 no options were available to be issued under this Plan.

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

The following table sets forth summarized information concerning the Company's stock options:

	For the Year Ended June 30,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,050,000	$6.71	1,182,000	$5.23	1,141,000	$4.36

Granted	564,000	11.16	174,000	11.65	270,000	8.32
Exercised	(217,000)	4.72	(306,000)	3.88	(99,000)	4.55
Cancelled	(43,000)	9.70	-	-	(130,000)	4.53

Options outstanding at end of year	1,354,000	$8.81	1,050,000	$6.71	1,182,000	$5.23

Options exercisable at end of year	1,276,000	$8.90	729,000	$5.62	697,000	$4.77

The following table presents information relating to stock options at June 30, 2005:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 1.00 - $ 2.99	87,000	$2.66	0.6	87,000	$2.66
$ 3.00 - $ 5.99	185,000	$3.57	4.2	162,000	$3.50
$ 6.00 - $ 7.49	140,000	$6.85	2.3	122,000	$6.78
$ 7.50 - $ 8.99	160,000	$8.02	3.6	148,000	$7.98
$ 9.00 - $10.49	243,000	$10.07	7.1	218,000	$10.11
$10.50 - $11.99	290,000	$10.79	6.1	290,000	$10.79
$12.00 - $13.49	164,000	$12.41	7.5	164,000	$12.41
$13.50 - $14.99	85,000	$13.87	8.2	85,000	$13.87
	1,354,000			1,276,000

In August 2004, the Company entered into an employment agreement with an officer of the Company. Under the terms of this agreement, the Company granted the officer 25,000 shares of restricted Common Stock. The shares were subject to certain restrictions and scheduled to vest in August 2005. The fair value of the related Common Stock on the grant date was $252,000. The related compensation expense was being recognized in the financial statements over the vesting period. Under the terms of the same employment agreement, an additional 25,000 shares of restricted Common Stock were granted to the officer, subject to shareholder approval, which was obtained in February 2005. These shares were subject to certain restrictions and scheduled to vest in August 2006. The fair value of the related Common Stock on the approval date was $308,000. The related compensation expense was being recognized in the financial statements over the vesting period. In May 2005, the officer resigned from the Company, and returned the 50,000 shares of restricted Common Stock. Accordingly, compensation expense of $183,000 previously recorded was reversed.

9. INCOME TAXES

Income tax expense (benefit) is as follows (in thousands):

	For the Year Ended June 30,
	2005	2004	2003
Current:
State	$127	$86	$-
Foreign	58	(47)	30
	185	39	30
Deferred:
Federal	1,431	1,998	2,318
State	168	234	271
	1,599	2,232	2,589
	$1,784	$2,271	$2,619

The deferred income tax provision does not include $232,000 for each of the years ended June 30, 2005, 2004 and 2003 relating to the income tax benefit realized on goodwill amortized for tax purposes. The deferred income tax provision also does not include an income tax benefit relating to the exercise of certain stock options amounting to $504,000, $1,270,000 and $181,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

The principal components of the net deferred income taxes are as follows:

	2005	2004
Deferred tax asset:
Net operating loss carryforwards	$3,574	$4,140
Business tax credit carryforwards	278	300
Valuation reserves and accruals deductible in different periods	455	347
Alternative minimum tax	176	115

Deferred tax liability:
Depreciation and amortization	(181)	(194)
Software cost capitalization	(7,428)	(7,028)
Net deferred tax liability	($3,126)	($2,320)

The difference between the tax expense reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

	2005	2004	2003
Federal income tax at statutory rate	$1,605	$1,999	$2,383
State income tax	195	235	199
Foreign tax (benefit)	(11)	(47)	37
Other, including non-deductible expenses	(5)	84	-
	$1,784	$2,271	$2,619

As of June 30, 2005, the Company has net operating loss ("NOL") carryforwards of approximately $11,034,000 available to reduce future federal taxable income of which $1,549,000 is subject to limitations in accordance with Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur. The Company also has available general business tax credit carryforwards of $278,000 and alternative minimum tax credits of $176,000 to reduce future federal income tax expense. The NOL and business tax credit carryforwards expire in various amounts from 2007 to 2025.

10. RETIREMENT PLAN

The Company implemented a 401(k) Retirement Plan (the "Retirement Plan") in 1995, which was amended in June 1998, and covers all eligible employees. Participants may contribute up to the maximum allowable per the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Retirement Plan, subject to certain limitations. The Company contribution to the Retirement Plan was $163,000, $161,000 and $174,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

11. RELATED PARTY TRANSACTIONS

During 2003, legal fees totaling $29,000 were incurred by the Company for services provided by a firm to which an attorney, who is also a director/stockholder of the Company, is counsel. There were no related party legal fees during 2005 or 2004.

During 2003, consulting and other expenses totaling $294,000 were paid for services provided by an entity whose principal investor is also a director/stockholder of the Company. There were no related party consulting or other expenses paid to this entity during 2005 or 2004.

During 2005, 2004, and 2003, expenses totaling $15,000 each year were paid for consulting services provided by a director/stockholder of the Company.

Also, see Note 7 with respect to the note payable to a related party.

12. COMMITMENTS AND CONTINGENCIES

(a) Operating Leases
Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2010. Under these leases, minimum commitments are as follows (in thousands):

For the Year Ended June 30,
2006	$1,335
2007	1,199
2008	235
2009	137
2010	68
$2,974

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rent expense for the years ended June 30, 2005, 2004 and 2003 amounted to $1,335,000, $1,130,000 and $1,242,000, respectively.

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

13. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with major financial institutions which may exceed the federal depository insurance limits. As of June 30, 2005, the Company had one customer which represented approximately 11% of net accounts receivable.

14. FOREIGN CURRENCY RISK

The Company has exposure to exchange rates fluctuations arising from obligations settled in foreign currencies. The Company has approximately $1,121,000 subject to such risk at June 30, 2005.

15. SEGMENT INFORMATION

The Company has three distinct product lines: Medication Management systems, Blood Bank systems and Operating Room systems. Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these operating divisions into one reporting segment. Revenue by product line are as follows (in thousands):

	Years Ended June 30,
	2005	2004	2003
Medication Management Systems	$16,300	$18,730	$19,840
Blood Bank Systems	17,937	15,452	11,244
Operating Room Systems	2,322	2,472	1,899
Total	$36,559	$36,654	$32,983

Selected financial information by geographic area is as follows (in thousands):

	For the Year Ended June 30,
	2005	2004	2003
Revenue from Unaffiliated Customers:
United States	$32,777	$33,569	$29,998
United Kingdom	3,782	3,085	2,985
Total	$36,559	$36,654	$32,983

Net Income:
United States	$2,789	$3,772	$4,262
United Kingdom	147	(165)	127
Total	$2,936	$3,607	$4,389

	As of June 30,
	2005	2004	2003
Identifiable Assets:
United States	$46,651	$43,612	$36,228
United Kingdom	3,273	2,590	2,578
Total	$49,924	$46,202	$38,806

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2005 and 2004 is as follows (table in thousands, except per share amounts)

	Fiscal Quarter Ended 2005
	Sep. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005
Net sales and service	$8,480	$9,226	$9,881	$8,972
Gross profit (1)	6,171	6,875	7,305	6,505
Net income	643	949	830	514
Net income per share, diluted	$0.08	$0.12	$0.10	$0.06

	Fiscal Quarter Ended 2004
	Sep. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004
Net sales and service	$9,011	$9,109	$9,320	$9,214
Gross profit (1)	6,773	6,751	6,410	6,997
Net income	1,198	973	561	875
Net income per share, diluted	$0.15	$0.12	$0.07	$0.11

(1) Excludes amortization of capitalized software costs

MEDIWARE INFORMATION SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2005 allowance for doubtful accounts	$657	$398	$--	$(429)	$626
Year ended June 30, 2004 allowance for doubtful accounts	$557	$328	$--	$(228)	$657
Year ended June 30, 2003 allowance for doubtful accounts	$694	$197	$--	$(334)	$557