Form 10-Q
period 2005-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2005-10-25
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:     1-10768

MEDIWARE INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	11-2209324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11711 West 79th Street
Lenexa, Kansas	66214
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code):  (913) 307-1000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 14, 2005, there were 7,988,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

Index

PART I	FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	September 30, 2005 (Unaudited)	June 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$17,573	$14,839
Accounts receivable (net of allowance of $740 and $626)	8,427	8,211
Inventories	178	208
Deferred income taxes	576	452
Prepaid expenses and other current assets	1,247	985
Total current assets	28,001	24,695

Fixed assets, net	1,387	1,361
Capitalized software costs, net	19,590	19,548
Goodwill, net	4,145	4,203
Other long-term assets	117	117
Total Assets	$53,240	$49,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,682	$1,742
Current portion of note payable	24	24
Advances from customers	9,037	7,880
Accrued expenses and other current liabilities	2,917	2,132
Total current liabilities	13,660	11,778

Note payable	24	30
Deferred income taxes	3,829	3,578
Total liabilities	17,513	15,386

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 Shares; none issued
Common stock, $.10 par value; authorized 25,000,000 Shares; 7,978,000 and 7,881,000 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	798	788
Additional paid-in capital	28,480	27,932
Retained earnings	6,496	5,759
Accumulated other comprehensive income (loss)	(47)	59
Total stockholders' equity	35,727	34,538
Total Liabilities and Stockholders' Equity	$53,240	$49,924

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	Three Months Ended September 30, (Unaudited)
	2005	2004

Revenue
System sales	$3,180	$2,541
Services	6,228	5,939

Total revenue	9,408	8,480

Cost and Expenses
Cost of systems (1)	531	450
Cost of services (1)	1,867	1,859
Amortization of capitalized software costs	1,141	958
Software development costs	1,111	867
Selling, general and administrative	3,689	3,314

Total costs and expenses	8,339	7,448

Operating income	1,069	1,032

Interest and other income	126	67
Interest and other expense	(4)	(14)

Income before income taxes	1,191	1,085
Income tax provision	(454)	(442)

Net income	737	643

Other comprehensive income
Foreign currency translation adjustment	(106)	(4)

Comprehensive income	$631	$639

Net income per Common Share
Basic	$0.09	$0.08
Diluted	$0.09	$0.08

Weighted Average Common Shares Outstanding
Basic	7,930	7,719
Diluted	8,136	8,120

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended September 30, (Unaudited)
	2005	2004
Cash Flows From Operating Activities
Net income	$737	$643
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	1,297	1,223
Stock option compensation expense	17	-
Deferred tax provision	398	410
Deferred compensation	-	25
Provision for doubtful accounts	134	132
Changes in operating assets and liabilities:
Accounts receivable	(350)	(1,312)
Inventories	30	(17)
Prepaid expenses and other assets	(262)	27
Accounts payable, accrued expenses and advances from customers	1,882	977
Net cash provided by operating activities	3,883	2,108

Cash Flows From Investing Activities
Acquisition of fixed assets	(181)	(169)
Capitalized software costs	(1,184)	(1,286)
Net cash used in investing activities	(1,365)	(1,455)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	328	569
Principal payments on note payable	(6)	(5)
Principal payments on note payable to related party	-	(1,419)
Net cash provided by (used in) financing activities	322	(855)

Foreign currency translation adjustments	(106)	(4)

Net increase (decrease) in cash and cash equivalents	2,734	(206)
Cash and cash equivalents at beginning of period	14,839	10,213
Cash and cash equivalents at end of period	$17,573	$10,007

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$715
Income taxes	$9	$3

Supplemental disclosures of noncash financing activities:
Unearned compensation from issuance of restricted common stock	-	$252
Additional paid-in capital recorded for tax benefit from exercise of stock options	$213	$246
Reduction of goodwill recorded for tax benefit of related amortization	$58	$58

Index

MEDIWARE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Mediware and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Mediware's audited financial statements for the year ended June 30, 2005 included in Mediware's Annual Report filed on Form 10-K for such year.

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain prior year amounts have been reclassified to conform with the current presentation.

2.	SYSTEM SALES

In July 2004, Mediware initiated a program to monitor customer usage, which resulted in the sale of additional proprietary user licenses and related third party software under the terms of their existing license agreements. As a result, Mediware recognized system sales of $1,186,000 during the three months ended September 30, 2004. There were no system sales resulting from such program during the three-months ended September 30, 2005.

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income the weighted average number of common shares, par value $0.10 (“Common Stock”), of Mediware outstanding. For the three months ended September 30, 2005 and 2004, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

4.	STOCK BASED COMPENSATION PLANS

Commencing July 1, 2005, Mediware adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. Mediware recorded $17,000 of related compensation expense for the three-months ended September 30, 2005.

Prior to adopting SFAS 123R, Mediware accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Mediware has applied the modified prospective method in adopting SFAS 123R.  Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period.

Index

Three Months Ended September 30, 2004
Reported net income	$643,000
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(242,000)
Pro forma net income	$401,000
Income per share:
Basic - as reported	$0.08
Basic - pro forma	$0.05

Diluted - as reported	$0.08
Diluted - pro forma	$0.05

In October 2005, Mediware entered into an employment agreement with the new Chief Executive Officer of Mediware. Under the terms of this agreement, Mediware granted the officer 100,000 restricted shares (the “Performance Shares”) of Common Stock. The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals. At the time the Performance Shares vest, Mediware will calculate and record compensation expense in accordance with SFAS 123R.

Mediware uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended September 30,
	2005	2004
Risk-free interest rates	4.20%	4.30%
Expected option life in years	5-6	5
Expected stock price volatility	35%	83%
Expected dividend yield	-0-	-0-

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and Subsidiaries (the "Company") as of September 30, 2005, and the related condensed consolidated statements of operations and comprehensive income, and cash flows for the three month periods ended September 30, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 5, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
October 20, 2005

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report on Form 10-Q contains “forward-looking” statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,”“expects,”“expected,”“anticipates,”“will increase,”“will provide,”“will continue” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed below under the caption “Factors that may Affect Future Results,” and elsewhere in the report, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere from time to time. Other unforeseen factors not identified herein could also have such an effect. Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware”) develops, markets, licenses, implements and supports clinical management information software systems. Mediware's software systems are designed to automate three separate clinical operations within the hospital environment: medication management, including the hospital pharmacy; blood bank (and stand alone blood centers); and the surgical suite. Each software system typically consists of Mediware's proprietary application software, third-party licensed software and third-party computer hardware. Mediware sells implementation, training, and annual software support services with each software system.

Mediware is organized into three operating divisions that correspond with the software systems it markets. Each division markets distinct product lines: Medication Management Systems, Blood Bank Systems and Operating Room Systems. The Blood Bank and Operating Room Divisions operate primarily in the United States. The Medication Management Division, which was previously named the Pharmacy Division, operates both in the United States and in the United Kingdom. Mediware's United Kingdom operating business is referred to herein as JAC.

Results of Operations for the Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004

Total revenue for the first quarter of fiscal 2006 is $9,408,000 compared to $8,480,000 in the comparable quarter of fiscal 2005, an increase of $928,000 or 10.9%. The Operating Room Division recorded a decrease of $150,000, or 27.6%, to $394,000 in the quarter just ended compared to $544,000 in the same quarter in fiscal 2005. JAC recorded an increase of $94,000, or 11.9%, to $886,000 in the most recent quarter compared to $792,000 in fiscal 2005. The Medication Management Division (excluding JAC) recorded a decrease of $765,000, or 20.2%, to $3,014,000 in the first quarter of fiscal 2006 from $3,779,000 in the first quarter of fiscal 2005. Revenue in the Blood Bank Division increased $1,749,000, or 52.0%, to $5,114,000 in the first quarter of fiscal 2006 compared to $3,365,000 in the same period in fiscal 2005.

System sales, which include proprietary software, third party software and hardware revenue, were $3,180,000 in the quarter ended September 30, 2005, an increase of $639,000, or 25.1%, from $2,541,000 in the same period in fiscal 2005. The Operating Room Division experienced a decrease in system sales of 92.6%, or $126,000, from $136,000 to $10,000. The decrease reflects the near completion of the Division’s heritage customer migration to Perioperative Solutions. JAC recorded an increase of $37,000, or 26.2%, to $178,000 in the first quarter of fiscal 2006. The increase reflects additional sales activity resulting from JAC being named, as described in Mediware’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as a preferred supplier of pharmacy stock control for a subcontractor as part of the United Kingdom’s new national program for information technologies, which the government has identified as the “Connecting for Health” program. Mediware believes, but cannot give any assurance, that system sales will continue to increase as JAC is able to establish itself as part of the program. System sales in the Medication Management Division decreased $625,000, or 37.1%, to $1,058,000 from $1,683,000. The decrease reflects lower sales of the base WORx system. During the first quarter of fiscal 2005, Mediware commenced an initiative to sell additional proprietary user licenses and related third-party software licenses to certain customers, based on their current usage levels, pursuant to the terms of customers’ existing license agreements. Mediware reported system sales of $1,186,000 resulting from this initiative in the first quarter of fiscal 2005. During the first quarter of fiscal 2006, Mediware did not report any system sales as a result of this initiative. Mediware does, however, expect these sales to continue in future quarters, but at significantly reduced rates. System sales for the Blood Bank Division were $1,934,000, an increase of $1,353,000, or 232.9%, from $581,000 in the comparable quarter in fiscal 2005. The increase reflects the continued customer migration from the Division’s heritage products to the HCLL software, the Division’s next generation blood transfusion system. Mediware believes, but cannot give any assurance, that HCLL system sales will continue to grow through the customer migration from the heritage products along with its direct marketing efforts to new customers.

Index

During fiscal 2005, the Medication Management Division met two significant milestones as it migrates from a WORx stand-alone base sale to an integrated medication management sale. The Division made an early adopter sale of its integrated medication management solution, and the Division gained separate reference sites for both the MediCOE and MediMAR products. While Mediware has identified a significant number of sales opportunities for the combined WORx, MediMAR and MediCOE solution, Mediware believes that a fully referencable site, utilizing all three integrated products, is necessary to achieve the expected product acceptance and contract closure rates.

Service revenue, which includes recurring software support, implementation and training services, increased 4.9%, or $289,000, to $6,228,000 in the first quarter of fiscal 2006 from $5,939,000. Service revenue in the Operating Room Division decreased $24,000 or 5.9% to $384,000 in the first quarter of fiscal 2006 from $408,000 in the first quarter of fiscal 2005. The decrease in service revenue is primarily due to a decline in ongoing implementation projects. Service revenue for JAC increased 8.8%, or $57,000, to $708,000 in the first quarter of fiscal 2006 compared to $651,000 in the first quarter of fiscal 2005. This increase in service revenue is primarily due to increased implementation activity on contracts signed within the last fiscal year. Service revenue in the Medication Management Division (excluding JAC) decreased $140,000 or 6.7% to $1,956,000 in the first quarter of fiscal 2006 from $2,096,000 in the first quarter of fiscal 2005. The decrease in service revenue is primarily due to lower utilization rates on a specific contract and a decline in ongoing implementation projects. Service revenue for the Blood Bank Division increased 14.2%, or $396,000, to $3,180,000 in the first quarter of fiscal 2006 compared to $2,784,000 in the first quarter of fiscal 2005. This increase in service revenue is primarily due to increased rates on renewing support contracts with existing customers as well as increased implementation activity on HCLL contracts signed within the last year.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems increased $81,000, or 18.0%, due to the overall hardware sales increase during the first quarter of fiscal 2006. The gross margin, excluding amortization of capitalized software costs, on system sales was 83.3% in the first quarter of fiscal 2006 compared to 82.3% in the same quarter in fiscal 2005.

Cost of services includes the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services increased $8,000, or 0.4%, in the first quarter of 2006 over the same period in the previous year. The increase in cost of services is primarily attributed to increases in implementation personnel as Mediware increased staff levels for the rollout of its new MediMAR, MediCOE and HCLL products. Despite the increase in cost of services, gross margin on service revenue improved to 70.0% for the first quarter of fiscal 2006 compared to 68.7% for the first quarter of fiscal 2005. Mediware believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the percentage of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $183,000, or 19.1%, to $1,141,000 in the first quarter of fiscal 2006 compared to $958,000 in the first quarter of fiscal 2005. This increase is primarily due to increased amortization of capitalized software costs related to the HCLL and MediMAR products released by Mediware during prior fiscal years.

Index

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities. Software development costs increased $244,000 in the first quarter of fiscal 2006 to $1,111,000 compared to $867,000 in the first quarter of fiscal 2005, which represents Mediware’s focus on functional improvements and new enhancement designs. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $2,295,000 the first quarter of fiscal 2006, compared to $2,153,000 the first quarter of fiscal 2005, an increase of $142,000 or 6.6%. This increase primarily reflects increased expenditures in the Medication Management Division (excluding JAC). Mediware expects continued product development investment in all of its Divisions.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees including costs associated with Sarbanes-Oxley; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses increased $375,000 or 11.3%, from $3,314,000 the first quarter of fiscal 2005 compared to $3,689,000 in the first quarter of fiscal 2006. This increase reflects increased sales commissions, additional investment in the marketing activities for HCLL, MediMAR and MediCOE, and increased bonus accruals. Mediware anticipates that SG&A costs will increase in the near term related to costs associated with the hiring of a new chief executive officer and the impact of stock option compensation expense required by SFAS 123R, which became effective for Mediware beginning in fiscal 2006. Additionally, Mediware anticipates, but can not assure, that marketing costs will continue to increase.

Net income the first quarter of fiscal 2006 was $737,000, an increase of $94,000 or 14.6%, compared to a net income of $643,000 the first quarter of fiscal 2005.

Liquidity and Capital Resources

As of September 30, 2005, Mediware had cash and cash equivalents of $17,573,000 compared to cash and cash equivalents of $14,839,000 at June 30, 2005. Working capital was $14,341,000 and $12,917,000 at September 30, 2005 and June 30, 2005, respectively. The current ratio was 2.0 to 1 at September 30, 2005 compared to 2.1 to 1 at June 30, 2005.

Cash provided by operating activities was $3,883,000 during the first three months of fiscal year 2006 compared to $2,108,000 during the same period a year ago. The increased cash provided by operating activities is primarily due to continued improvement in accounts receivable collections and the change in accounts payable, accrued expenses and advances from customers.

Cash used in investing activities was $1,365,000 during the first three months of fiscal year 2006 compared to $1,455,000 during the same period a year ago. The decrease primarily relates to Mediware’s investment in software development projects. Of the amounts invested, Mediware capitalized $1,184,000 and $1,286,000 of product development costs during the three months ended September 30, 2005 and 2004, respectively.

Cash provided by financing activities was $322,000 during the first three months of fiscal year 2006 compared to cash used by financing activities of $855,000 during the same period a year ago. Mediware repaid its note payable and accrued interest to a related party in the amount of $1,419,000 during the period ended September 30, 2004.

Mediware's liquidity is influenced by its ability to perform on a "best of breed" basis in a competitive industry. Factors that may affect liquidity are Mediware's ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment Mediware's existing line of products, Mediware believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future. Mediware continues to review its long-term cash needs. Currently, there are no plans for additional outside financing, except that Mediware may consider establishing a new line of credit.

Index

Factors that may affect Future Results

This Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. Without limiting the foregoing, the words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed below and elsewhere in this Report on Form 10-Q, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere from time to time. Other unforeseen factors not identified herein could also have such an effect. Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

Key Personnel

To remain competitive, Mediware must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel. Competition for such personnel is intense. Mediware’s failure to attract qualified personnel could have a material adverse effect on Mediware’s results of operations or financial condition.

Mediware’s current chief executive officer was hired in October 2005. If the new chief executive officer is unable to lead Mediware as expected or is unable to retain Mediware’s other key management personnel, Mediware’s results of operations or financial condition could be adversely affected.

Fluctuations in Quarterly Operating Results

Mediware's revenue and results of operations can fluctuate substantially from quarter to quarter. System sales in any quarter depend substantially upon Mediware's sales performance and customers’ budgeting and buying practices. System sales in any quarter may fluctuate due to contract activity, demand for Mediware's products and services, lengthy and complex sales cycles, and the customers’ internal budgets for new technology systems and technical resources to deploy them. Additionally, the terms of a final contract may materially affect Mediware's ability to recognize anticipated quarterly revenue. Factors that impact contract terms and quarterly revenue include the following:

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

Index

Dependence on Third Party Marketing Relationships

Mediware's continued growth could be impacted by its ability to build and maintain strong marketing partnerships. Mediware believes its marketing and sales efforts can be significantly enhanced by these relationships. If Mediware is not able to enhance its current relationships or develop new relationships, Mediware could experience a material adverse effect on its business, results of operations or financial condition.

Changes in the Healthcare Industry

The healthcare industry is heavily regulated by various governmental and regulatory bodies. The decisions made and initiatives promulgated by these bodies may significantly influence operations of hospitals and healthcare organizations and could have a material adverse effect on Mediware’s business, results of operations or financial condition.

Many hospitals are consolidating and forming (or becoming part of) integrated healthcare delivery networks ("IHDNs"). Additionally, hospitals have the option to select a single-vendor, enterprise-wide solution that automates all functions of the hospital, called a Hospital Information Support System (“HISS”). The formation of IHDNs and HISS oriented purchasing might reduce the number of discrete prospects Mediware may target on a “best-of-breed” basis and could provide more negotiating leverage to Mediware's prospective customers. These events could result in a reduction of selling prices, an increase in the length of the sales cycle, or other situations that could negatively affect Mediware.

Significant Competition

The market for healthcare information systems is extremely competitive. Some of Mediware's competitors are Siemens AG, McKesson Corporation, Eclypsis Corporation, Misys PLC, Global Med Technologies, Inc., SCC Soft Computer, Cerner Corporation and GE Healthcare, each of which offer products that compete with certain offerings of Mediware. Many of Mediware's competitors have greater financial, technical, product development, sales and marketing resources. A number of factors determine success or failure in this market, including the functionality of the software, the quality of client references, the underlying technical architecture, the financial stability of the software provider, the ongoing support of the system, and the quality and quantity of the sales organization. Mediware's ability to maintain a positive stance in all of the above areas will affect its ability to compete successfully.

Product Acceptance

Mediware’s strategy in all three of its operating divisions includes licensing of new products to customers, which requires customer acceptance of its newly developed and released products. While Mediware believes that each of its new products is positioned to succeed in the market place, there is no assurance that customers will accept or adopt the products to the extent that Mediware expects. If Mediware customers do not accept the new products as expected, Mediware’s results could be materially and adversely affected.

New Technologies

There is a risk that technology not currently in the mainstream will quickly enter the market and disrupt Mediware’s existing business and Mediware’s customers’ need for its products. Mediware is working diligently to be innovative and to ensure that its products remain state-of-the-art, but new technologies in the marketplace could adversely affect Mediware.

Index

New Product Development

Mediware’s strategy relies on the continuing development of new software products. Mediware currently intends to continue investing in research and development and new products. While Mediware expects that this investment will produce advantages and new products and markets, there can be no assurance that advantages and new products of the research and development will be realized. In addition, development of new products is a complex and difficult process. As a result, Mediware, like other software companies, may encounter difficulties or delays in the development, implementation and market acceptance of new products.

Government Regulation

The hospitals that comprise the primary market for Mediware's products must comply with various federal, state and local statutes and regulations. The adequacy of blood bank information management and record keeping products are subject to regulation, inspection and review by the FDA.

Mediware's blood bank products are regulated as medical devices by the FDA. Blood bank software vendors are also subject to the FDA’s Quality Systems Regulations (“QSR”). Although Mediware is continually updating and improving its internal quality system to ensure compliance with federal rules and guidelines, Mediware cannot predict whether it will be fully in compliance with these guidelines or any future guidelines, regulations or inspection procedures. Non-compliance with any such guidelines, regulations or procedures could have a material adverse effect on the operations of clinical information system vendors of blood bank information systems, including Mediware.

The FDA Modernization Act of 1997 was enacted on November 21, 1997 and became effective on February 20, 1998. Under this legislation, the FDA is directed to consider the extent to which reliance on post-market controls could expedite the pre-market notification review process and the classification of devices. The legislation also requires the FDA to ensure that Good Manufacturing Practices conform, to the extent practicable, to internationally recognized standards for medical devices. Neither of these provisions appears on its face to contemplate regulation which would have a material adverse effect on Mediware's blood bank information system operations; however, the legislation expanded the jurisdiction of the FDA and Mediware remains unable to predict the effect of any resulting applicable future regulation. If any of Mediware's existing products or future products become subject to Congressional or governmental agency efforts to establish or expand governmental agency jurisdiction, compliance would likely be costly and time-consuming. However, Mediware believes it could have a competitive advantage if the FDA regulations apply to cord blood stem cells, tissue or other biologic products.

In fiscal 2003, Mediware received its initial HCLL 510(k) product clearance from the FDA. This clearance opened the way for Mediware to begin marketing HCLL. All FDA regulated products are required to obtain additional 510(k) clearance as new functionality is added.

Mediware has dedicated substantial time and resources to comply with applicable guidelines and regulations. The FDA enforces compliance by such actions as recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and the inability to timely remedy any non-compliance, resulting in any of the above actions, would likely have a material adverse effect on Mediware's business, financial condition and results of operations.

New Regulations Relating to Patient Confidentiality

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates significant changes in the legal and regulatory environment governing the provision of health benefits, the delivery of and payment for healthcare services, and the security and confidentiality of individually identifiable, protected health information in written, electronic or oral formats. The Department of Health and Human Services has adopted final rules implementing HIPAA. The final rules include standards for the security of electronic health information and the privacy of a patient’s medical records and became effective on February 20, 2003 and April 14, 2003, respectively. Most healthcare providers, healthcare clearinghouses and health plans (“Covered Entities”) are required to comply. Covered Entities were also required to comply with the standards for security by April 21, 2005 and have been required to comply with the standards for privacy since April 14, 2003. Although Mediware is not a Covered Entity, most of Mediware’s customers are Covered Entities. As Covered Entities, Mediware’s customers are required to flow down certain of their obligations under HIPAA to their service providers. Accordingly, Mediware has been required to adopt different and or additional procedures. In addition, Mediware has had increased legal expenses associated with negotiating agreements with existing and new customers to implement the new HIPAA obligations. In light of the new obligations under HIPAA, Covered Entities may be required or may choose to reevaluate their technology solutions. Mediware may be required to invest in its products and procedures to maintain compliance and Mediware is subject to contractual requirements arising from HIPAA that increase Mediware’s liability and risks associated with the handling of individual protected health information. In addition, many states have passed or are evaluating local versions of HIPAA.

Index

Product Related Liabilities

All of Mediware's products provide data for use by healthcare providers in patient care settings. Mediware's license agreements generally contain provisions to limit exposure to product related claims. These provisions, however, may not be enforceable in some jurisdictions or may not adequately limit Mediware’s exposure. Mediware maintains product liability insurance at an amount it believes adequate for its intended purpose, however, there can be no assurances that the insurance will cover a claim brought against Mediware. Although no claims have been brought against Mediware to date for injuries related to the use of its products, there is a risk that such claims could be pursued. A successful claim brought against Mediware, could have a material adverse effect upon Mediware's business, results of operations or financial condition.

System Errors and Warranties

Despite testing by Mediware, software products as complex as those offered by Mediware and used in a wide range of clinical and health information systems settings contain a number of errors or "bugs", especially early in their product life cycle. Mediware's products are clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to the wide range of environments in which the systems are installed. Due to these factors, the discovery of defects or errors could cause delays in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems. Any of these factors may delay acceptance of products, which could have a material adverse effect upon Mediware's business, results of operations or financial condition.

Limited Protection of Intellectual Property and Proprietary Rights; Proprietary Technology May Be Subjected to Infringement Claims.

Mediware relies upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect its proprietary information. Generally, Mediware has not historically filed patent applications or copyrights covering its software technology. As a result, Mediware may not be able to protect against the misappropriation of its intellectual property.

Mediware does not believe its software products or the third-party software products Mediware offers under sublicense agreements, Company trademarks or other Company proprietary rights infringe the intellectual property rights of third parties. However, there can be no assurance that third parties, including creators of open-source code, will not assert infringement claims against Mediware in the future with respect to current or future software products or that any such assertion may not require Mediware to modify its products, enter into royalty arrangements; payout damage awards or result in costly litigation.

Index

Fluctuations in Stock Price

The trading price of Mediware’s common stock may fluctuate significantly from time to time. Generally, Mediware’s common stock has relatively low trading volume which can cause transactions in a relatively small number of shares to significantly impact the price of the stock. Other factors that can cause Mediware’s common stock price to fluctuate include, but are not limited to: quarterly variations in operating results, changes in expectations or estimates of securities analysts, action by governmental or regulatory bodies, the exercising of a large number of options, and changes in the securities markets in general.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mediware does not currently have any material exposure to foreign currency transaction gains or losses. However, Mediware does have some exposure to foreign currency rate fluctuations arising from sales made to customers in the United Kingdom. These transactions are made by Mediware's U.K.-based, wholly owned subsidiary which transacts business in the local functional currency. To date, Mediware has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Mediware's management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware's disclosure controls and procedures as of the end of the quarter covered by this report. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of September 30, 2005.

There were no changes in Mediware’s internal controls over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. Notwithstanding the foregoing, Mediware implemented additional controls, policies and procedures during the quarter ended September 30, 2005 and will continue to enhance its internal control structure, as appropriate, on a continuing basis. Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 10, 2005, the District Court of Clay County Missouri dismissed all claims filed by Michelle D. Wright-Starns against Mediware. Ms. Wright-Starns, a former employee, had claimed in her suit that Mediware breached her employment contract and owed her unpaid vacation. Ms. Wright-Starns claims had totaled approximately $223,000. Ms. Wright-Starns has indicated she will appeal.

On June 9, 2005, Mediware filed a breach of contract action in the United States District Court for the Eastern District of North Carolina, for approximately $285,000 against WakeMed, a hospital corporation based in North Carolina. Mediware alleges that WakeMed has breached its payment and related obligations under its software license agreement for software licensed from Mediware. On June 17, 2005, Mediware removed from North Carolina state court to the Eastern District Court a suit filed by WakeMed on June 8, 2005. These two actions were consolidated into a single action in the United States District Court for the Eastern District of North Carolina.   WakeMed has sought repayment of all of its license fees totaling $395,000 alleging that Mediware violated its representations and warranties and a North Carolina consumer protection statute that could require Mediware to pay treble damages.

ITEM 6.	EXHIBITS

Exhibit 10	Employment Agreement of Robert Tysall-Blay

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

October 25, 2005	/s/ JAMES F. BURGESS
Date	JAMES F. BURGESS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

October 25, 2005	/s/ JILL H. SUPPES
Date	JILL H. SUPPES
CHIEF FINANCIAL OFFICER