Form 10-K/A
period 2005-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2005-10-28
CIK 874733

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on December 31, 2004 as reported on the Nasdaq Small Cap Market, was approximately $57,466,000. The number of shares outstanding of the registrant's common stock, as of October 24, 2005, was 7,995,652 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The purpose of this Amendment is to set forth in this Annual Report on Form 10-K/A the information required for Part III of such Annual Report that was to have been incorporated by reference from the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers

Lawrence Auriana, age 61, Chairman of the Board. Mr. Auriana has been Chairman of the Board of Mediware since 1986 and a director since 1983. He has been a Wall Street analyst, money manager and venture capitalist for over 20 years. Since 1986, he has been Chairman, a director and Portfolio Co-Manager of Federated Kaufmann Fund. He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts. Mr. Auriana serves on the Executive Committee and the Strategic Transactions Committee.

James Burgess, age 50, President and Chief Executive Officer. Mr. Burgess became Mediware’s President and Chief Executive Officer on October 10, 2005. Prior to joining Mediware Mr. Burgess served from 1998 to 2003 as the general manager at the Health Information Systems division of 3M Company. He was also a Vice President of Information Technology Solutions for VHA, Inc. of Irving, Texas from 1994 to 1998 and worked in various sales and executive positions with IBM Corporation from 1980 to 1994. Between 2003 and October 2005, Mr. Burgess was on sabbatical. Mr. Burgess received a B.S. degree in finance from the University of Arkansas.

Jill H. Suppes, age 38, Senior Vice-President and Chief Financial Officer. Ms. Suppes re-joined Mediware as Mediware’s Controller in January 2001, and was promoted to Chief Financial Officer in October 2002. From 1999 to 2000, Ms. Suppes served as acting Controller for Oread, Inc., a contract research organization specializing in Phase I, II and III clinical trials for large pharmaceutical companies. Ms. Suppes originally joined Mediware in September 1997 as Mediware’s Controller. Ms. Suppes has more than 13 years experience in finance and accounting and is a graduate of the University of Missouri at Columbia with a B.S. in Accountancy. Ms. Suppes is also a C.P.A.

Robert C. Weber, age 34, Senior Vice-President, Chief Legal Officer, General Counsel and Secretary. Mr. Weber joined Mediware in January 2004. He was corporate counsel of Epic Systems, a private medical records software company, from 2002 to 2004, where he drafted and negotiated multi-million dollar software agreements and third-party vendor relationships. Mr. Weber served with domestic and international law firms, most recently in the Chicago office of Skadden, Arps, Slate, Meagher & Flom from 2000 to 2002, where he specialized in asset and stock sale agreements and private equity investments. Mr. Weber also worked at Jenner & Block from 1996 to 2000. He earned his B.A. degree at the University of Wisconsin and a J.D. degree at the University of Wisconsin School of Law, where he graduated Cum Laude.

Michael Crabtree, age 55, President of the Medication Management Division Worldwide. Mr. Crabtree joined Mediware in January 2001. From 1998 to 2001, Mr. Crabtree owned Treemark Consulting Services, a consulting company servicing the healthcare information systems industry. Additionally, Mr. Crabtree previously served as President and Chief Operating Officer of Continental Healthcare Systems where he grew Mediware's existing Pharmakon Pharmacy customer base and acquired the JAC Ltd. Division. Mr. Crabtree has been President and CEO of both healthcare information systems companies and an information technology service business. Mr. Crabtree holds a B.S. degree in Marketing from North Texas State University.

Matthew Peterson, age 54, Vice President and General Manager of the Operating Room Division. Mr. Peterson joined Mediware in June 2005. Prior to his current position, Mr. Peterson served as President of MyWeather LLC, a provider of weather-related high technology products to media companies, from 2000 to 2004 and as a director of that company through May 2005. Mr. Peterson was President of SWI, a high technology business information company, from 1994 to 2000, and President of Dynatech Video International, a subsidiary of Dynatech Corporation, from 1990 to 1994. Mr. Peterson is a member of ACM/SIGGRAPH. He received a B.A. from Boston College.

Robert Tysall-Blay, age 48, Chief Executive of JAC Computer Services Ltd. Mr. Tysall-Blay joined Mediware in June 2003. Mr. Tysall-Blay has extensive experience in the healthcare field, including 10 years in medical lab science within the UK's National Health Service, and 20 years in sales and marketing of healthcare IT systems. In 1993, Mr. Tysall-Blay joined Misys Healthcare Systems International (formerly Sunquest Information Systems) where he worked in positions of increasing responsibility until May 2003. Mr. Tysall-Blay served as the sales and marketing manager during 2002 and as the UK managing director in 2003. Working primarily for US-based companies, he gained healthcare experience in seven countries including the US, UK, Germany, France, Denmark and the Middle East. His healthcare IT experience includes the areas of lab, radiology, PACS, pharmacy, decision support and electronic patient record systems.

Executive officers are elected annually by and serve at the discretion of the Board of Directors.

Directors

Lawrence Auriana, age 61, see biographical information provided above.

Jonathan H. Churchill, age 73, has been a director since 1992. Mr. Churchill has been a practicing attorney in New York City since 1958 and from May 1996 to December 2001, when he retired, was Counsel at Pillsbury Winthrop LLP. Mr. Churchill was a partner of Boulanger, Hicks & Churchill, P.C. from January 1990 to May 1996. Mr. Churchill received a B.A. degree from Harvard College and an L.L.B. from Harvard Law School.

Roger Clark, age 71, has been a director since 1983. From 1980 to 1987, he held a series of managerial positions in the computer products area with Xerox Corporation. In 1987, he became self-employed as a micro-computer consultant and programmer. In June 1997, he acquired a half-ownership in a recruitment advertising agency named R & J Twiddy Advertising (since re-named Talcott and Clark Recruitment Advertising, Inc.), which is based in New Canaan, Connecticut. Mr. Clark acquired full ownership on the death of his partner in late 2002 and sold the business in July 2003. Mr. Clark is the author of seven books on micro-computing and is currently retired. Mr. Clark serves on the Audit Committee and the Compensation and Stock Option Committee.

Philip H. Coelho, age 61, has been a director since December 2001. Since 1989, he has been Chairman and Chief Executive Officer of ThermoGenesis Corp. Mr. Coelho served as Vice President of Research & Development of ThermoGenesis from 1986 though 1989. Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for 30 years. He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho is a member of the Society of Cryobiology and is the inventor or co-inventor of twenty-two patents in the fields of cell cryobiology, robotics, thermal processing of blood products and isolation of enzymes from blood. Mr. Coelho is also a member of the Board of Directors of Kourion Therapeutics GmbH, a stem cell biology company based in Dusseldorf, Germany. Mr. Coelho received a B.S. degree in thermodynamic and mechanical engineering from the University of California, Davis.

Joseph Delario, age 72, has been a director since 1992. Mr. Delario was President and Chief Executive Officer of Quadrocom, Inc., a business consulting firm, until December 1992. Since then, Mr. Delario has been a business consultant and private investor in and involved in the management of several computer service companies, and he provides management and financial consulting services to Mediware from time to time. Mr. Delario received a B.A. degree from Fairleigh Dickinson University in 1956. Mr. Delario serves on the Executive Committee, the Compensation and Stock Option Committee and the Strategic Transactions Committee.

John Gorman, M.D., age 74, has been a director since 2000. Dr. Gorman, Clinical Professor of Pathology at New York University School of Medicine, retired from his position of Director of the Blood Bank at New York University Medical Center which he held from 1981 to 1999. Dr. Gorman also served as director of the Blood Bank at Columbia Presbyterian Medical Center. In the 1960’s Dr. Gorman and his co-workers at Columbia developed Rh Immune Globulin (RhoGAM) for the prevention of Hemolytic Disease of the Newborn for which for he was awarded the Lasker Clinical Medical Research Award in 1980. Dr. Gorman graduated from the University of Melbourne Medical School in 1953 and completed his residency in Anatomic and Clinical Pathology at Columbia Presbyterian Medical Center in 1960.

Walter Kowsh, Jr., age 55, has been a director since 1990. He is a consultant programmer specializing in Client/Server database systems. He was a Senior Programmer Analyst with Brown Bros. Harriman & Co. from 1989 to 1992. From 1986 to 1989, he was a computer consultant with Howard Systems International. He received a B.A. degree from Queens College, an MBA from the New York Institute of Technology, and is a diplomat of New York University in Computer Programming and Systems Design. Mr. Kowsh has elected not to stand for reelection at the Company’s 2005 annual meeting. Mr. Kowsh has not expressed any disagreement with Mediware’s operations, policies or practices.

Robert F. Sanville, age 63, has been a director since November 2002. Mr. Sanville has over thirty-five years of experience in public accounting. He is a principal of Sanville & Company, an accounting firm based in Abington, Pennsylvania. Prior to forming Sanville & Company, he was a partner for seventeen years in the Philadelphia accounting firm of Livingston, Montgomery & Sheldon. Mr. Sanville has an extensive background in providing audit, tax and management advisory services to the securities and investment company industries. Mr. Sanville is an arbitrator for the National Association of Securities Dealers, Inc., has served as the U.S. District Court appointed trustee in actions brought by the Securities and Exchange Commission, has served as an expert witness in securities litigation before the U.S. District Court and has served the Securities Investors Protection Corporation as an accountant for the appointed legal liquidator. Mr. Sanville received a B.S. degree from Drexel University. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Sanville serves on the Audit and the Compensation and Stock Option Committees.

Clinton G. Weiman, M.D., age 80, has been a director since 1996. Dr. Weiman is currently the Chairman and Chief Executive Officer of Comprehensive Medical Interview. From 1961 to 1993 he was Corporate Medical Director, Senior Vice President of Citicorp/Citibank. Since 1994, Dr. Weiman has been independently engaged as a consultant with the Federal Reserve. In 1998, Dr. Weiman became associated with Executive Health Examiners and is now chief medical officer. From 1956 to 1970 Dr. Weiman was engaged in private practice in New York, New York. Dr. Weiman received a B.A. degree from Princeton University and a medical degree from Cornell University Medical College. His appointments have included Clinical Associate Attending Physician at New York Hospital and Associate Professor, Clinical Medicine at Cornell University Medical College. Dr. Weiman serves on the Audit Committee and the Compensation and Stock Option Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended June 30, 2005, based upon an examination of the public filings, all of Mediware's officers and directors timely filed reports on Form 3 and Form 4 except for the following filings: Mr. Barry failed to file timely a Form 4 in connection with a sale of shares, Mr. Hans Utsch, our former director, failed to file timely a Form 4 related to a bona fide gift transaction and Mr. Weber and Ms. Suppes each had one filing on Form 4 which was not filed timely related to one grant of options each. Messrs. Tysall-Blay and Weber each had one filing on Form 3 which was filed late

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Clark, Sanville and Weiman. The Board of Directors has determined that (1) all members of the Audit Committee are financially literate and independent under applicable SEC and the Nasdaq listing standards, and (2) Robert F. Sanville is an “audit committee financial expert”, under SEC rules.

Code of Ethics

Mediware has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. This Code of Ethics is available at the investor relations page of Mediware’s website at www.mediware.com. Mediware intends to reflect any amendments to or waivers of this Code of Ethics to its principal officers at such page of the website.

Item 11. Executive Compensation.

The following table sets forth all compensation paid by Mediware to, or earned by, Mr. Barry, who served as Chief Executive Officer during the fiscal year ended June 30, 2005, and the four other most highly compensated executive officers who were serving as executive officers as of June 30, 2005, whose total annual salary and bonus exceeded $100,000, for the last three fiscal years.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
	Fiscal	Salary	Bonus	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Name and Principal Position	Year	($)	($)	($)	(#)	($)[1]
George J. Barry	2005	304,308	65,000	555,750 [2]	--	2,540 [3]
President and Chief	2004	260,000	130,000	--	--	2,028 [3]
Executive Officer	2003	260,000	130,000	--	--	1,844 [3]

Michael Crabtree	2005	223,269	50,000	--	--	188 [4]
President of Medication	2004	181,346	90,000	--	30,000	228 [4]
Management	2003	180,000	80,000	--	--	244 [4]
Div. Worldwide

Jill H. Suppes	2005	158,750	56,000	--	30,000	3,342 [5]
Senior Vice President and	2004	147,231	67,500	--	--	3,032 [5]
Chief Financial Officer	2003	125,769	35,000	--	--	2,756 [5]

Robert C. Weber	2005	158,750	47,500	--	30,000	2,540 [6]
Sr. Vice President, Chief	2004	60,577	--	--	30,000	836 [6]
Legal Officer	2003	--	--	--	--	--
and General Counsel

Robert Tysall-Blay [8]	2005	154,700	9,100	--	10,000	66,457 [7]
Chief Executive of JAC	2004	243,038	4,500	--	--	61,704 [7]
Computer Services Ltd	2003	--	--	--	30,000	1,383 [7]

[1]	Amounts reported exclude proceeds, if any, realized upon the exercise of options and sale of underlying shares.
[2]
The value of Mr. Barry’s restricted stock awards was determined by multiplying 25,000 shares granted by the closing price of Mediware common stock on the date of the first grant, August 25, 2004, and by multiplying the other 25,000 shares granted by the closing price of Mediware common stock on the date of that grant, February 3, 2005. 25,000 shares of restricted stock were to vest on August 25, 2005 and August 24, 2006, respectively, provided that Mr. Barry was employed by Mediware on that date. However, Mr. Barry returned these shares when he announced his resignation and received no economic benefit from these shares.

[3]
Mr. Barry received contributions to Mediware’s retirement plan of $2,352 (fiscal 2005), $1,800 (fiscal 2004) and $1,600 (fiscal 2003) and company-paid life insurance premiums of $188 (fiscal 2005), $228 (fiscal 2004) and $244 (fiscal 2003). Mr. Barry resigned as President and Chief Executive Officer effective October 10, 2005.

[4]	Mr. Crabtree received company-paid life insurance premiums of $188 (fiscal 2005), $228 (fiscal 2004) and $244 (fiscal 2003).
[5]
Ms. Suppes received contributions to Mediware’s retirement plan of $3,154 (fiscal 2005), $2,804 (fiscal 2004) and $2,512 (fiscal 2003) and company-paid life insurance premiums of $188 (fiscal 2005), $228 (fiscal 2004) and $244 (fiscal 2003).

[6]	Mr. Weber received contributions to Mediware’s retirement plan of $2,352 (fiscal 2005) and $692 (fiscal 2004) and company-paid life insurance premiums of $188 (fiscal 2005) and $144 (fiscal 2004).
[7]
Mr. Tysall-Blay received contributions to Mediware’s retirement plan of $4,641 (fiscal 2005) and $4,437 (fiscal 2004). Mr. Tysall-Blay also received commissions of $43,616 (fiscal 2005) and $39,867 (fiscal 2004) and a car allowance of $18,200 (fiscal 2005), $17,400 (fiscal 2004) and $1,383 (fiscal 2003)

[8]	Mr. Tysall-Blay’s compensation is paid in pounds sterling. The average exchange rate for fiscal 2005, 2004 and 2003 is 1.82, 1.74 and 1.66, respectively.

Option Grants In Last Fiscal Year

The following table sets forth certain information concerning options to purchase common stock of Mediware granted to the individuals named in the "Summary Compensation Table" above during fiscal 2005.

	Individual Grants				Grant Date Value

	Number of	% of Total
	Securities	Options			Grant Date
	Underlying	Granted to	Exercise or		Present
	Options	Employees in	Base Price	Expiration	Value [1]
Name	Granted (#)	Fiscal Year	($/Sh)	Date	$

George J. Barry	--	--	--	--	--
Michael Crabtree	--	--	--	--	--
Jill H. Suppes	30,000 [2]	5.3%	12.16	5/26/2010	140,106
Robert C. Weber	30,000 [2]	5.3%	12.16	5/26/2010	140,106
Robert Tysall-Blay	10,000 [3]	1.8%	10.89	6/26/2010	48,790

[1]
The grant date present value was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero percent; expected stock volatility of 39.2%; risk-free interest rate of 4.12%, and expected years until exercise of 5 years.

[2]	The options granted are immediately exercisable but shares acquired upon exercise cannot be resold until May 20, 2006.
[3]	The options granted are immediately exercisable but one-third of the shares acquired upon exercise cannot be resold until June 25, 2006, 2007 and 2008, respectively.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

The following table sets forth options exercised by the individuals named in the "Summary Compensation Table" above during fiscal 2005 and the number and value of options held by them at June 30, 2005. The fair market value of Mediware's common stock on such date was $9.92 per share.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

George J. Barry	103,153	776,739	81,847	--	591,754	--
Michael Crabtree	35,000	302,841	50,000	--	60,800	--
Jill H. Suppes	10,000	59,689	50,000	--	60,800	--
Robert C. Weber	--	--	60,000	--	--	--
Robert Tysall-Blay	--	--	25,000	15,000	0	0

Employment Agreements

Mr. Burgess has a three-year employment agreement with Mediware which expires October 9, 2008 and is automatically renewable for successive one-year terms unless timely notice of non-renewal is given. Mr. Burgess’s base annual salary is $325,000, with a bonus opportunity of up to $125,000 based on criteria established by the Compensation Committee of the Board of Directors. Mr. Burgess was also granted options to purchase 100,000 shares of common stock at a price equal to the fair market price of Mediware’s stock on the grant date. The options will vest over four years. In addition, Mr. Burgess was granted 100,000 shares of restricted stock which will vest in 2007, 2008 and 2009 only if Mediware achieves certain performance goals. In addition to termination for disability, death or cause, Mr. Burgess’s agreement may be terminated by either the Company or Mr. Burgess without cause. If Mediware terminates Mr. Burgess’ employment without cause, Mediware will provide Mr. Burgess six months salary and certain health insurance coverage. If Mr. Burgess terminates his employment without cause, he must provide at least 90 days notice. During the notice period, he shall receive up to 90 days salary and certain health insurance coverage if he remains employed by Mediware during such notice period. If Mr. Burgess terminates his employment for good reason, Mediware will pay Mr. Burgess an amount equal to six months annual salary and provide Mr. Burgess certain health insurance coverage.

Ms. Suppes has a two-year employment agreement with Mediware which expires on May 20, 2007 and is automatically renewable for successive one-year terms unless timely notice of non-renewal is given. Ms. Suppes’ base annual salary is $175,000, with a bonus opportunity of up to 50% of base salary based on criteria established by the Chief Executive Officer. Ms. Suppes was also granted options to purchase 30,000 shares of common stock at a price equal to $0.25 above the market price of Mediware’s stock on the grant date. These options are immediately vested, and subject to certain restrictions. In addition to termination for disability, death or cause, Ms. Suppes’s agreement may be terminated by either the Company or Ms. Suppes without cause upon 90 days prior written notice. If the Company terminates Ms. Suppes's employment without cause, the Company will continue to pay her annual salary at the rate then in effect during a 90-day notice period and provide Ms. Suppes with certain health insurance coverage. If Ms. Suppes voluntarily resigns her employment, the Company will pay Ms. Suppes an amount equal to 3 months annual salary at the highest rate in effect during the term of employment and will provide Ms. Suppes with certain health insurance coverage.

Mr. Weber has a two-year employment agreement with Mediware which expires on May 20, 2007 and is automatically renewable for successive one-year terms unless timely notice of non-renewal is given. Mr. Weber’s base annual salary is $175,000, with a bonus opportunity of up to 50% of base salary based on objectives established by Mediware. Mr. Weber was also granted options to purchase 30,000 shares of common stock at a price equal to $0.25 above the market price of Mediware’s stock on the grant date. These options are immediately vested, and subject to certain restrictions. In addition to termination for disability, death or cause, Mr. Weber’s agreement may be terminated by either the Company or Mr. Weber without cause upon 90 days prior written notice. If the Company terminates Mr. Weber’s employment without cause, the Company will continue to pay his annual salary at the rate then in effect during a 90-day notice period and provide Mr. Weber with certain health insurance coverage. If Mr. Weber voluntarily resigns his employment, the Company will pay Mr. Weber an amount equal to 3 months annual salary at the highest rate in effect during the term of employment and will provide Mr. Weber with certain health insurance coverage.

Mr. Crabtree has a two-year employment agreement with Mediware which expires on June 5, 2006 and is automatically renewable for successive one-year terms unless timely notice of non-renewal is given. Mr. Crabtree’s base annual salary is $215,000, with a bonus opportunity of up to 50% of base salary at the Compensation Committee’s sole discretion and subject to meeting performance objectives. In addition, Mr. Crabtree is eligible for a bonus, not to exceed $90,000, based on the performance of Mediware’s Medication Management Division during the first six months of Mediware’s 2005 fiscal year. Mr. Crabtree was also granted options to purchase 30,000 shares of common stock, vesting over two years. Any unvested options will vest upon an acquisition or sale of Mediware to or by a third party. In addition to termination for disability, death or cause, Mr. Crabtree’s agreement may be terminated by either the Company or Mr. Crabtree without cause. Mr. Crabtree may terminate the agreement upon 180 days prior written notice and the Company may terminate the agreement upon 90 days prior written notice. If the Company terminates Mr. Crabtree's employment without cause, the Company will continue to pay his annual salary at the rate then in effect during a 90-day notice period and provide Mr. Crabtree with certain health insurance coverage. If Mr. Crabtree voluntarily resigns his employment, the Company will pay Mr. Crabtree an amount equal to 3 months annual salary at the highest rate in effect during the term of employment and will provide Mr. Crabtree with certain health insurance coverage.

Mr. Tysall-Blay has an employment agreement with Mediware’s wholly owned subsidiary JAC Computer Services Limited. Mr. Tysall-Blay’s base annual salary is £85,000, with a bonus opportunity of up to £65,000. Up to £30,000 of the bonus opportunity is commission-based and the remainder is subject to achievement of performance objectives. Mr. Tysall-Blay was also granted options to purchase 30,000 shares of common stock, vesting over four years. Any unvested options will vest upon an acquisition or sale of Mediware to or by a third party. In addition, Mr. Tysall-Blay receives an annual car allowance in the amount of £10,000. Mediware or Mr. Tysall-Blay may terminate his employment agreement without cause upon thirty days notice.

In the event of an acquisition of Mediware, each of the foregoing individuals, except Mr. Tysall-Blay, is entitled to an amount or amounts equal to 6 months of his or her annual salary and certain health insurance coverage if his or her employment is terminated.

All of these individuals’ unvested options vest and the restrictions on their restricted stock or shares acquired upon their exercise of options lapse upon an acquisition of Mediware. Each of the individuals has agreed, subject to certain exceptions, not to compete with Mediware for one year following the termination of his or her employment.

Mr. Barry has resigned as an officer and director on October 10, 2005, but continues to serve as an employee advisor to Mediware for a transition period through November 30, 2005. Mr. Barry has an employment agreement with Mediware, under which Mr. Barry’s base annual salary is $300,000, with a bonus opportunity of up to 50% of base salary at the Compensation Committee’s sole discretion. Mr. Barry received no bonus for fiscal 2005. Under his agreement, Mr. Barry was provided two grants of 25,000 shares of restricted stock that were to vest on August 25, 2005 and August 24, 2006, respectively, if Mr. Barry was employed by Mediware on those respective dates. However, Mr. Barry returned these shares when he announced his resignation. Mr. Barry is entitled to severance equal to three months of his salary upon the effectiveness of his resignation as an employee. Mr. Barry has agreed not to compete with Mediware for one year following his departure.

Compensation of Directors

Employee directors do not receive additional compensation for director services. Each non-employee director in office on June 30, 2005 received for his services during fiscal year 2006, 8,500 options (22,500 to the Chairman of the Board) at an exercise price of $10.17 per share, which was $0.25 above the fair market value of Mediware's common stock on that date. These options were immediately exercisable but one-half of the shares acquired upon their exercise cannot be sold until December 30, 2005 and the remaining half cannot be sold until June 29, 2006. Each non-employee director also receives $500 for each Board meeting attended. The members of the Compensation Committee receive $1,500 for each meeting attended. The members of the Audit Committee receive $2,500 for each meeting attended. In addition, the Chairmen of the Audit Committee and the Compensation Committee receive an additional $500 for each meeting attended. Additional fees have not been paid for attendance at meetings of the Strategic Transactions, Executive and Executive Search Committees. Mr. Lawrence Auriana, the Chairman of the Board, has waived his fee for the 2005 and current fiscal years. In addition to the foregoing, Mr. Walter Kowsh, Jr., who is retiring as director effective with the next Annual Meeting of Shareholders, has been awarded a special cash bonus of $10,000 in recognition of his years of dedicated service as a director. Mr. Delario receives $15,000 per year for management and financial consulting services he provides to Mediware. The Compensation Committee of the Board of Directors is currently reviewing how members of the Board of Directors and board committees will be compensated in the future.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is an officer or employee, or former officer or employee, of Mediware. No interlocking relationship exists between the members of Mediware’s Compensation and Stock Option Committee and the Board of Directors or Compensation Committee of any other company.

We have not included the Equity Compensation Plan Information required by Item 201(d) of Regulation S-K in this Amendment No. 1 to the Annual Report on Form 10-K/A because it was included in our previously filed Annual Report on Form 10-K, filed on September 2, 2005 under Part II, Item 5.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of Mediware's common stock as of October 24, 2005 by (i) each person who is known by Mediware to own beneficially more than 5% of Mediware's common stock, (ii) each of the individuals named in the "Summary Compensation Table," (iii) each current director and the director nominee of Mediware, and (iv) all directors and executive officers as a group.

	Amount of Common Stock
	Beneficially Owned
	Number		Percentage
Name and Address of Beneficial Owner	of Shares	[1]	Ownership[1]
Larry N. Feinberg [2]	1,069,867	[2]	12.1%
Lawrence Auriana [3]	2,443,925	[3]	27.6%
George J. Barry [4]	1,000	[4]	*
James F. Burgess [5]	100,000	[5]	1.1%
Jonathan H. Churchill [6]	122,904	[6]	1.4%
Roger Clark [7]	69,480	[7]	*
Philip H. Coelho [8]	38,250	[8]	*
Joseph Delario [9]	273,719	[9]	3.1%
John Gorman [10]	90,114	[10]	1.0%
Walter Kowsh, Jr. [11]	80,819	[11]	*
Robert F. Sanville [12]	29,750	[12]	*
Clinton G. Weiman [13]	51,878	[13]	*
Michael Crabtree [14]	50,000	[14]	*
Jill H. Suppes [15]	43,370	[15]	*
Robert C. Weber [16]	60,000	[16]	*
Robert Tysall-Blay [17]	25,000	[17]	*
All directors and executive officers as a group [18]	3,480,209	[18]	39.3%
* Less than one percent

[1]
Based on the number of shares outstanding at October 24, 2005, plus, for each person or group, shares which may be acquired by the shareholder(s) upon exercise of options that are currently exercisable or become exercisable within 60 days of October 24, 2005.

[2]
Mr. Feinberg is deemed to beneficially own 1,069,867 shares. The shares are held by Oracle Partners, L.P., Oracle Associates, LLC or managed accounts over which Mr. Feinberg has investment discretion, except for 3,000 shares which are held directly by Mr. Feinberg as the trustee of The Feinberg Family Foundation. The address for Mr. Feinberg is 200 Greenwich Avenue, 3rd Floor, Greenwich, CT 06830. The foregoing information is based solely upon disclosures contained in a Form 4 filed October 3, 2005.

[3]
Includes options for 144,900 shares which are exercisable or become exercisable within 60 days. The shares of common stock owned by Mr. Auriana are held in a discretionary account at Sandgrain Securities Inc. Mr. Auriana retains sole voting power over all such shares but has no investment power, including the power to dispose, or to direct the disposition of, any such shares. The foregoing information is based solely upon disclosures contained in a Schedule 13D filed September 29, 2005. The address for Mr. Auriana is 140 East 45th Street, 43rd Floor, New York, NY 10017.

[4]	The address for Mr. Barry is 11711 West 79th Street, Lenexa, KS 66214.

[5]
Includes 100,000 shares of restricted stock granted October 10, 2005, the date Mr. Burgess was hired. The restricted stock will vest in 2007, 2008 and 2009 only if Mediware achieves certain performance goals. The address for Mr. Burgess is 11711 West 79th Street, Lenexa, KS 66214.

[6]	Includes options for 53,300 shares which are currently exercisable or become exercisable within 60 days. The address for Mr. Churchill is 169 East 78th Street, Penthouse B, New York, NY 10021.

[7]	Includes options for 53,300 shares which are currently exercisable or become exercisable within 60 days. The address for Mr. Clark is 330 Elm Street, Unit 1, New Canaan, CT 06840.

[8]	Includes options for 38,250 shares which are currently exercisable or become exercisable within 60 days. The address for Mr. Coelho is 2711 Citrus Road, Rancho Cordova, CA 95742.

[9]	Includes options for 120,800 shares which are currently exercisable or become exercisable within 60 days. The address for Mr. Delario is 405 Crocus Hill, Norwood, NJ 07648.

[10]	Includes options for 46,100 shares which are currently exercisable or become exercisable within 60 days. The address for Dr. Gorman is 145 4th Street, Del Mar, CA 92014.

[11]	Includes options for 53,300 shares which are currently exercisable or become exercisable within 60 days. The address for Mr. Kowsh is 64-08 136th Street, Flushing, NY 11367.

[12]	Includes options for 29,750 shares which are currently exercisable or become exercisable within 60 days. The address for Mr. Sanville is 1514 Old York Road, Abington, PA 19001.

[13]	Includes options for 43,327 shares which are currently exercisable or become exercisable within 60 days. The address for Dr. Weiman is 2 Roberta Lane, Greenwich, CT 06830.

[14]	Includes options for 50,000 shares which are currently exercisable or become exercisable within 60 days. The address for Mr. Crabtree is 11711 West 79th Street, Lenexa, KS 66214.

[15]	Includes options for 43,370 shares which are currently exercisable or become exercisable within 60 days. The address for Ms. Suppes is 11711 West 79th Street, Lenexa, KS 66214.

[16]	Includes options for 60,000 shares which are currently exercisable or become exercisable within 60 days. The address for Mr. Weber is 11711 West 79th Street, Lenexa, KS 66214.

[17]	Includes options for 25,000 shares which are currently exercisable or become exercisable within 60 days. The address for Mr. Tysall-Blay is 1 Aurum Court, Sylvan Way, Basildon, Essex SS156TH UK.

[18]	Includes options for 861,497 shares which are currently exercisable or become exercisable within 60 days. This group is comprised of 16 persons, including Mr. Burgess but excluding Mr. Barry.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Eisner LLP for professional services rendered for the audit of Mediware's annual financial statements for the fiscal years ended June 30, 2005 and June 30, 2004, for the review of the financial statements included in Mediware's Quarterly Reports on Form 10-Q for fiscal years 2005 and 2004, and the audit of the effectiveness of Mediware’s internal control over financial reporting for fiscal year 2005 were $352,000 and $267,000, respectively. The higher fees in fiscal 2005 are principally attributable to internal control-related work.

Audit-Related Fees

Eisner LLP did not provide any audit-related services, as defined by the SEC, to Mediware in either of the fiscal years ended June 30, 2005 and June 30, 2004.

Tax Fees

The aggregate fees billed by Eisner LLP for professional services rendered for income tax planning and compliance for the fiscal years ended June 30, 2005 and June 30, 2004 were $73,000 and $41,000, respectively.

All Other Fees

Eisner LLP did not provide any other services to Mediware in either of the fiscal years ended June 30, 2005 and June 30, 2004.

Policy on Pre-approval of Independent Registered Public Accounting Firm Services

The charter of the Audit Committee provides for the pre-approval of all auditing services and all permitted non-auditing services to be performed for Mediware by the independent registered public accounting firm, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm include the Audit Committee reviewing audit-related services, tax services, and other services. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the Committee. All the services described in Tax Fees, above, were approved by the Audit Committee in accordance with its pre-approval policies and procedures, the effective date of regulations requiring pre-approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

 Exhibits:
EXHIBIT INDEX
3.1*	Restated Certificate of Incorporation	Incorporated by reference to Exhibit No. 4 to the Registration Statement on Form S-8, filed on July 3, 1996.
3.2*	Certificate of Amendment of the Certificate of Incorporation	Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-8, filed on October 4, 2004
3.3*	By-laws	Incorporated by reference to the Exhibit 3(ii) in the Company's Quarterly Report on Form 10-Q, filed on February 1, 2005
10.1*	Agreement between the Company and Intellimed Corporation dated September 25, 1990	Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-18.
10.2*	Employment Agreement between Mediware Information Systems, Inc. and George J. Barry dated August 25, 2004	Incorporated by reference to Exhibit 10.53 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
10.3*	Employment Agreement between Mediware Information Systems, Inc. and Michael L. Crabtree dated June 5, 2004	Incorporated by reference to Exhibit 10.54 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
10.4*	Employment Agreement between Mediware Information Systems, Inc. and Frank Poggio dated August 16, 2004	Incorporated by reference to Exhibit 10.55 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
10.5*	Employment Agreement between Mediware Information Systems, Inc. and Jill Suppes dated May 20, 2005	Incorporated by reference to Exhibit 10.56 in the Current Report on Form 8-K, filed on May 23, 2005.
10.6*	Employment Agreement between Mediware Information Systems, Inc. and Rob Weber dated May 20, 2005	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on May 23, 2005.
10.7*	Employment Agreement between Mediware Information Systems, Inc. and Matthew Peterson dated June 27, 2005	Incorporated by reference to Exhibit 10.58 in the Current Report on Form 8-K, filed on July 1, 2005.
10.8*	Form of Amendment to 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.58 in the Current Report on Form 8-K, filed on March 25, 2005.
10.9*	Form of Amendment to 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement	Incorporated by reference to Exhibit 10.59 in the Current Report on Form 8-K, filed on March 25, 2005.
10.10*	Amended and Restated Employment Agreement, dated as of December 13, 2004, between Mediware Information Systems, Inc. and Donnie L. Jackson	Incorporated by reference to Exhibit 10.56 in the Current Report on Form 8-K, filed on December 13, 2004.

10.11*	Agreement, dated as of December 13, 2004, by and between Mediware Information Systems, Inc. and Donnie L. Jackson, Jr.	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on December 13, 2004.
10.12*	Mediware Information Systems, Inc. 2003 Equity Incentive Plan	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, filed on November 10, 2003.
10.13*	Employment Agreement between Mediware Information Systems, Inc. and James Burgess dated October 10, 2005	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed on October 10, 2005.
10.14*	Employment Agreement between Rob Tysall Blay and JAC Limited	Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report filed on Form 10-Q, filed October 25, 2005.
10.15***	Form of 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement
10.16*	Mediware Information Systems, Inc. 2001 Stock Option Plan	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, filed on December 21, 2001.
10.17***	Form of 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement
11***	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share
21***	List of Subsidiaries
23***	Consent of Eisner LLP
31.1**	Rule 13a-14(a)/15d-14(a) Certification
31.2**	Rule 13a-14(a)/15d-14(a) Certification
32.1***	Section 1350 Certification
32.2***	Section 1350 Certification

* Incorporated herein by reference
** Filed herewith
*** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date: October 28, 2005	BY:	/s/ JAMES F. BURGESS

JAMES F. BURGESS
President and
Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ JAMES F. BURGESS	President & Chief Executive Officer	October 28th, 2005
JAMES F. BURGESS	(Principal Executive Officer)

/s/ JILL H. SUPPES	Chief Financial Officer	October 28th, 2005
JILL H. SUPPES	(Principal Accounting Officer)

/s/ LAWRENCE AURIANA	Chairman of the Board	October 28th, 2005
LAWRENCE AURIANA

	Director	October 28th, 2005
JONATHAN CHURCHILL

/s/ ROGER CLARK	Director	October 28th, 2005
ROGER CLARK

/s/ JOSEPH DELARIO	Director	October 28th, 2005
JOSEPH DELARIO

/s/ PHILIP COELHO	Director	October 28th, 2005
PHILIP COELHO

/s/ DR. JOHN GORMAN	Director	October 28th, 2005
DR. JOHN GORMAN

/s/ WALTER KOWSH, JR.	Director	October 28th, 2005
WALTER KOWSH, JR.

/s/ROBERT SANVILLE	Director	October 28th, 2005
ROBERT SANVILLE

/s/ DR. CLINTON WEIMAN	Director	October 28th, 2005
DR. CLINTON WEIMAN

EXHIBIT INDEX

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification

EXHIBIT 31.2	Rule 13a-14(a)/15d-14(a) Certification