Form 10-Q
period 2005-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2006-01-31
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number: 1-10768

MEDIWARE INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2209324 (I.R.S. Employer Identification No.)

11711 West 79th Street Lenexa, Kansas (Address of principal executive offices)	66214 (Zip Code)

(Registrant’s telephone number, including area code): (913) 307-1000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of January 20, 2006, there were 8,045,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

Index

PART 1 FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited) December 31, 2005	June 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$17,026	$14,839
Accounts receivable (net of allowance of $728 and $626)	8,594	8,066
Inventories	162	208
Deferred income taxes	447	452
Prepaid expenses and other current assets	838	739
Total current assets	27,067	24,304

Fixed assets, net	1,314	1,361
Capitalized software cots, net	19,577	19,548
Goodwill, net	4,087	4,203
Other long-term assets	117	117
Total assets	$52,162	$49,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,690	$1,742
Current portion of note payable	25	24
Advances from customers	7,701	7,489
Accrued expenses and other current liabilities	2,226	2,132
Total current liabilities	11,642	11,387

Note payable	17	30
Deferred income taxes	3,808	3,578
Total liabilities	15,467	14,995

Shareholders’ Equity
Preferred stock, $.01 par value; authorized 10,000,000 Shares; none issued
Common stock, $.10 par value; authorized 25,000,000 Shares; 8,043,000 and 7,881,000 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	804	788
Additional paid-in capital	29,492	27,932
Deferred compensation	(443)	-
Retained earnings	6,894	5,759
Accumulated other comprehensive income (loss)	(52)	59
Total shareholders’ equity	36,695	34,538
Total Liabilities and Shareholders’ Equity	$52,162	$49,533

See Notes to Unaudited condensed Consolidated Financial Statements

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	(Unaudited) Three months ended December 31,		(Unaudited) Six Months ended December 31,
	2005	2004	2005	2004
Revenue
System sales	$2,967	$2,676	$6,147	$5,217
Service	6,421	6,550	12,649	12,489

Total revenue	9,388	9,226	18,796	17,706

Cost and Expenses
Cost of systems (1)	629	506	1,160	956
Cost of services	1,879	1,845	3,746	3,704
Amortization of capitalized software costs	1,210	1,008	2,351	1,966
Software development costs	1,045	783	2,156	1,650
Selling general and administrative	4,242	3,575	7,931	6,889

Total costs and expenses	9,005	7,717	17,344	15,165

Operating income	383	1,509	1,452	2,541

Interest and other income	158	53	284	120
Interest and other expense	(2)	(4)	(6)	(18)

Income before income taxes	539	1,558	1,730	2,643
Income tax provision	(141)	(609)	(595)	(1,051)

Net income	398	949	1,135	1,592

Other comprehensive income
Foreign currency translation adjustment	(5)	78	(111)	74

Comprehensive income	$393	$1,027	$1,024	1,666

Net income per Common Share
Basic	$0.05	$0.12	$0.14	$0.20
Diluted	$0.05	$0.12	$0.14	$0.20

Weighted Average Common Shares Outstanding
Basic	7,996	7,813	7,963	7,767
Diluted	8,183	8,187	8,160	8,153

(1) Excludes amortization of capitalized software costs

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited) Six Months Ended December 31,
	2005	2004
Cash Flows From Operating Activities
Net income	$1,135	$1,592
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	2,659	2,465
Deferred tax provision	351	1,024
Deferred compensation	95	88
Provision for doubtful accounts	134	182
Changes in operating assets and liabilities:
Accounts receivable	(662)	(538)
Inventories	46	12
Prepaid expenses and other assets	(99)	(127)
Accounts payable, accrued expenses and advances from customers	254	(836)
Net cash provided by operating activities	3,913	3,862

Cash Flows From Investing Activities
Acquisition of fixed assets	(261)	(508)
Capitalized software costs	(2,380)	(2.651)
Net cash used in investing activities	(2,641)	(3,159)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	811	661
Excess tax benefit from exercise of stock options	227	-
Principal payments on note payable	(12)	(11)
Principal payments on note payable to related party	-	(1,419)
Net cash provided by (used in) financing activities	1,026	(769)

Foreign currency translation adjustments	(111)	74

Net increase in cash and cash equivalents	2,187	8
Cash and cash equivalents at beginning of period	14,839	10,213
Cash and cash equivalents at end of period	$17,026	$10,221

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7	$716
Income taxes	$28	$27

Supplemental disclosures of noncash financing activities
Deferred compensation from issuance of restricted common stock	-	$252
Deferred compensation related to adoption of SFAS 123R	$59	-
Deferred compensation related to issuance of stock options	$479	-
Additional paid-in capital recorded for excess tax benefit from exercise of stock options prior to the adoption of SFAS 123R	-	$250
Reduction of goodwill recorded for tax benefit of related amortization	$116	$116

Index

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Mediware and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Mediware’s audited financial statements for the year ended June 30, 2005 included in Mediware’s Annual Report filed on Form 10-K for such year.

The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain prior year amounts have been reclassified to conform with the current presentation.

2.	SYSTEM SALES

In July 2004, Mediware initiated a program to monitor customer usage, which resulted in the sale of additional proprietary user licenses and related third party software under the terms of their existing license agreements. As a result, Mediware recognized system sales of $76,000 and $1,262,000 during the three and six months ended December 31, 2004, respectively. There were no system sales resulting from such program during the three and six months ended December 31, 2005.

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income by the weighted average number of common shares, par value $0.10 (“Common Stock”), of Mediware outstanding. For the three and six months ended December 31, 2005 and 2004, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

4.	STOCK BASED COMPENSATION PLANS

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. In December 2005, the shareholders approved an amendment to increase the number of shares that may be issued under such plan from 1,000,000 to 2,000,000 shares. Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock. Options may be granted for a period of up to ten years. Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained. The plan provides that a maximum of 1,700,000 of such shares would be issuable as any combination of options, restricted stock and restricted stock unit awards.  The additional 300,000 shares of common stock would be restricted to option awards. As of December 31, 2005, options equal to 1,245,000 shares were available to be issued under this plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options. Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of December 31, 2005 no options were available to be issued under this plan.

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

Prior to adopting SFAS 123R, Mediware accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Mediware has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period.

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Reported net income	$949,000	$1,592,000
Stock-based employee compensation determined under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	(248,000)	(490,000)
Pro Forma net income	$701,000	$1,102,000

Income per share:
Basic - as reported	$0.12	$0.20
Basic - pro forma	$0.09	$0.14

Diluted - as reported	$0.12	$0.20
Diluted - pro forma	$0.09	$0.14

Stock option compensation expense was $78,000 and $95,000 for the three and six months ended December 31, 2005, respectively. In June 2005, the Company modified the terms of 160,000 existing stock options to minimize the impact of SFAS 123R on the Company’s results of operations subsequent to its adoption.

The following summarizes the activity of the Company’s stock options for the six months ended December 31, 2005:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at July 1, 2005	1,354,000	$8.81
Granted	130,000	8.22
Exercised	(163,000)	4.98
Canceled or expired	(103,000)	10.53
Outstanding at December 31, 2005	1,218,000	$9.11	4.8	$3,551,000

Exercisable at December 31, 2005	1,057,000	$9.21	4.8	$3,012,000

The total intrinsic value of options exercised during the six-months ended December 31, 2005 was $781,000.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended December 31, 2005.

	Shares	Weighted Average Fair Value
Nonvested at July 1, 2005	78,000	$4.08
Granted	130,000	3.69
Canceled or expired	(3,000)	3.63
Vested	(44,000)	3.90
Nonvested at December 31, 2005	161,000	$3.82

As of December 31, 2005, there was $443,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 2.9 years. The total measurement fair value of shares vested during the six-months ended December 31, 2005 was $172,000.

Mediware uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Weighted average fair value at date of grant for options granted during the period	$3.69	No grants during period	$3.69	$4.85

Risk-free interest rates	4.39%		4.39%	4.30%
Expected option life in years	6-7		5-7	5
Expected stock price volatility	35%		35%	83%
Expected dividend yield	-0-		-0-	-0-

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of December 31, 2005, the company anticipates all outstanding options will vest.

In October 2005, Mediware entered into an employment agreement with the new Chief Executive Officer of Mediware. Under the terms of this agreement, Mediware granted the officer 100,000 restricted shares (the “Performance Shares”) of Common Stock. The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share. The Performance Shares may result in compensation expense in future periods of up to $794,000, the fair value on the date of grant. The probability of achieving these performance goals is not currently determinable. Accordingly, Mediware has not recognized any related compensation expense for the three and six months ended December 31, 2005.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related condensed consolidated statements of operations and comprehensive income for the three- and six-month periods ended December 31, 2005 and 2004 and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2005 and 2004. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated August 5, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
January 25, 2006

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed below and in Item 1A of this Report on Form 10-Q, could cause actual results to differ materially from those indicated by the Company’s forward-looking statements. Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

Overview

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas. Mediware develops and sells clinical management information software systems. The Company’s software systems are designed to automate three separate clinical operations within the hospital environment: medication management, including the hospital pharmacy; blood bank (and stand alone blood centers); and the surgical suite. Each software system typically consists of the Company’s proprietary application software, third-party licensed software and third-party computer hardware. Each system is intended as the “best of breed” for its function within the hospital and stand alone blood centers. Mediware sells implementation, training, and annual software support services with each software system.

Mediware is organized into three operating divisions that correspond with the software systems it markets: Medication Management Systems, Blood Bank Systems and Operating Room Systems. The Blood Bank and Operating Room Divisions operate primarily in the United States. The Medication Management Division, including JAC, which was previously named the Pharmacy Division, operates both in the United States and in the United Kingdom. The Operating Room Division has historically been a smaller part of Mediware’s operations than the other divisions.

The Company believes the healthcare industry has historically under-invested in information technology, but the Company anticipates that with the continued increase in government regulation and concern over clinical outcomes, the healthcare industry’s expenditures on clinical information systems will increase as they modernize and update their clinical information systems. In fact, the Leapfrog Group, a consortium of large employers that spends approximately $40 billion annually on healthcare, has called for investment into computerized information systems.

Recently, President George W. Bush pledged financial support for increased healthcare IT standards and incentives to make IT investments for hospitals more appealing. Mediware believes but cannot assure that it will benefit if the U.S. healthcare industry invests more money in clinical information technology systems.

In the beginning of 2004, the National Health Service (NHS) in England undertook a historic national program to purchase and update England’s NHS health care IT, which the government has identified as the “Connecting for Health” program. This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England. The NHS has entered into contracts to license software and services that total approximately 6.3 billion pounds.

Index

Competition in the market for clinical information systems is intense and takes many forms. Currently the Company believes the principal competitive factors the Company faces are the functionality of the system, its design and capabilities, site references, reputation for ongoing support, the potential for enhancements, price, “best-of-breed” products such as the Company’s vs. enterprise wide products. Also key is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company’s products and each sale. Additionally, the Company believes that software infringement claims, among its competitors and others, are becoming increasingly common in the software industry and that patents, copyrights and other proprietary rights are being used within the industry to gain competitive advantages. As a result, costs of litigation may increase in the future, especially if competitors are able to successfully obtain patents for software products.

Over the last several months, Mediware’s senior management has significantly changed. Mediware named a new Chief Executive Officer, James Burgess in October 2005. Paul O’ Toole became the general manager of the Operating Room Division in January 2006 and the Company recently announced that Kevin Ketzel, will become the general manager of the Medication Management Division on March 31, 2006. Mr. Crabtree, the current President of the Medication Management division will become Executive Vice President of Corporate Business Development. Mediware believes that its senior management team is now well-positioned and structured to manage the expected future growth of the Company.

The Company will seek (but cannot provide assurance that it will be able) to develop strategic relationships that are complimentary to its core markets and product set, that provide a greater value proposition to the customer than could be realized without the strategic relationship. The Company’s business strategy includes the possibility of growth through acquisitions and other corporate transactions. In fact, the Company will review and consider corporate transaction possibilities on an ongoing basis, but there can be no assurance that the Company will be able to identify or reach mutually agreeable terms with any transaction candidate.

The Blood Bank Division’s current blood transfusion product is HCLL™. The Company received 510(k) clearance from the FDA on HCLL in fiscal 2003. During fiscal 2005, the Company also received 510(k) clearance for its complementary HCLL donor software product. In October 2005, the Blood Bank Division officially announced the “sunset” of Hemocare® and LifeLine™, its two legacy blood transfusion products, which were originally installed in the early 1980s. The two legacy products have a large installed base within the transfusion management market and represent an important opportunity for new sales for the Division. The Company has entered into more than 90 license agreements with current customers to replace Mediware’s legacy software with the HCLL software. The Company anticipates, but cannot assure, that the HCLL software will continue to be accepted by the legacy product users and the sales of HCLL software will increase as the current legacy customer base and as new customers adopt the new software.

The Medication Management Division’s current WORx® drug therapy software has been licensed to over 125 hospital organizations encompassing approximately 250 hospital sites. The product’s market acceptance encompasses hospitals of all sizes, including strategically important multi-site hospitals. The Medication Management Division released two new products, MediCOE™ and MediMAR® in fiscal 2004. These products can be fully integrated with WORx and provide a complete drug therapy management system with a clinician order entry module (MediCOE) and nurse point of care administration module (MediMAR). Both MediCOE and MediMAR have been installed at 2 and 5 separate customer sites, respectively.

Index

The Company is now targeting its large WORx customer base for the sale of the MediCOE and MediMAR products, and the new products are expected to attract new customers as well. In December 2005, the Medication Management Division successfully closed a significant contract for its MediMAR® and MediCOE™ products at a prestigious hospital in New England. Mediware continues to believe that a fully referenceable site, utilizing all three integrated products, is necessary to achieve the expected product acceptance and contract closure rates. The sales for the Medication Management’s full suite of products involve more hospital departments and longer implementation cycles. As a result, the Company expect longer sales, contracting and implementation cycles for these customers. In fiscal 2005, JAC was named as a preferred supplier of pharmacy stock control for a subcontractor as part of the United Kingdom’s “Connecting for Health” program. Additional sales activity has resulted and is expected to continue.

Results of Operations for the Three Months Ended December 31, 2005 as Compared to the Three Months Ended December 31, 2004

Total revenue for the second quarter of fiscal 2006 is $9,388,000 compared to $9,226,000 in the comparable quarter of fiscal 2005, an increase of $162,000 or 1.8%. JAC recorded an increase of $214,000, or 28.3%, to $971,000 in the most recent quarter compared to $757,000 in fiscal 2005. The Medication Management Division (excluding JAC) recorded a decrease of $594,000, or 16.8%, to $2,933,000 in the second quarter of fiscal 2006 from $3,527,000 in the second quarter of fiscal 2005. The Operating Room Division recorded a decrease of $305,000, or 45.9%, to $360,000 in the quarter just ended compared to $665,000 in the same quarter in fiscal 2005. Revenue in the Blood Bank Division increased $847,000, or 19.8%, to $5,124,000 in the second quarter of fiscal 2006 compared to $4,277,000 in the same period in fiscal 2005.

System sales, which include proprietary software, third party software and hardware revenue, were $2,967,000 in the quarter ended December 31, 2005, an increase of $291,000, or 10.9%, from $2,676,000 in the same period in fiscal 2005. JAC recorded an increase of $139,000, or 139.0%, to $239,000 in the second quarter of fiscal 2006. Mediware believes, but cannot give any assurance, that system sales will continue to increase as JAC is able to establish itself as part of the United Kingdom’s “Connecting for Health” program. System sales in the Medication Management Division (Excluding JAC) decreased $133,000, or 12.4%, to $940,000 from $1,073,000. While system sales decreased during the second quarter of fiscal 2006 compared to the same quarter of fiscal 2005, the division successfully closed a significant contract during the current quarter for its MediMAR and MediCOE suite of products. System sales associated with this contract will be recognized over an extended period of time due to the nature of the contract. The Operating Room Division experienced a decrease in system sales of 83.2%, or $164,000, from $197,000 to $33,000. The decrease reflects the completion of the Division’s legacy customer migration to Perioperative Solutions. System sales for the Blood Bank Division were $1,755,000, an increase of $449,000, or 34.4%, from $1,306,000 in the comparable quarter in fiscal 2005. The increase reflects the continued customer migration from the Division’s legacy products to the HCLL software. With the Hemocare and LifeLine legacy product sunset date announcement to its base of installed customers, Mediware believes, but cannot give any assurance, that HCLL system sales will continue to grow.

Index

Service revenue, which includes recurring software support, implementation and training services, decreased 2.0%, or $129,000, to $6,421,000 in the second quarter of fiscal 2006 from $6,550,000. Service revenue for JAC increased 11.4%, or $75,000, to $732,000 in the second quarter of fiscal 2006 compared to $657,000 in the second quarter of fiscal 2005. This increase in service revenue is primarily due to increased implementation activity on contracts signed within the last fiscal year. Service revenue in the Medication Management Division (excluding JAC) decreased $461,000 or 18.8% to $1,993,000 in the second quarter of fiscal 2006 from $2,454,000 in the second quarter of fiscal 2005. The decrease in service revenue is primarily due to lower utilization rates on a specific contract and a smaller number of ongoing WORx implementation projects. Management anticipates service revenues will begin to increase with the recent new product sales. Service revenue in the Operating Room Division decreased $141,000 or 30.1% to $327,000 in the second quarter of fiscal 2006 from $468,000 in the second quarter of fiscal 2005. The decrease in service revenue is primarily due to a decline in ongoing implementation projects. Service revenue for the Blood Bank Division increased 13.4%, or $398,000, to $3,369,000 in the second quarter of fiscal 2006 compared to $2,971,000 in the second quarter of fiscal 2005. This increase in service revenue is primarily due to increased rates on renewing support contracts with existing customers as well as increased implementation activity on HCLL contracts signed within the last year.

Cost of systems includes the cost of hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin hardware and sublicensed software components. Cost of systems increased $123,000, or 24.3%, due to the overall hardware sales increase during the second quarter of fiscal 2006. The gross margin, excluding amortization of capitalized software costs, on system sales was 78.8% in the second quarter of fiscal 2006 compared to 81.1% in the same quarter in fiscal 2005.

Cost of services includes the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services increased $34,000, or 1.8%, in the second quarter of 2006 over the same period in the previous year. The increase in cost of services is primarily attributed to increases in implementation personnel as Mediware increased staff levels for the rollout of its new MediMAR, MediCOE and HCLL products. Gross margin on service revenue were 70.7% for the second quarter of fiscal 2006 compared to 71.8% for the second quarter of fiscal 2005. Mediware believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the percentage of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $202,000, or 20.0%, to $1,210,000 in the second quarter of fiscal 2006 compared to $1,008,000 in the second quarter of fiscal 2005. This increase is primarily due to increased amortization of capitalized software costs related to the Company’s HCLL and MediMAR products.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities. Software development costs increased $262,000 or 33.5% in the second quarter of fiscal 2006 to $1,045,000 compared to $783,000 in the second quarter of fiscal 2005, which represents Mediware’s focus on functional improvements and new enhancement designs. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $2,249,000 the second quarter of fiscal 2006, compared to $2,148,000 the second quarter of fiscal 2005, an increase of $101,000 or 4.7%. This increase primarily reflects increased expenditures in the Medication Management Division (excluding JAC). Mediware expects continued product development investment in all of its Divisions.

Index

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees including costs associated with Sarbanes-Oxley; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative SG&A expenses increased $667,000 or 18.7%, from $3,575,000 in the second quarter of fiscal 2005 compared to $4,242,000 in the second quarter of fiscal 2006. This increase reflects payments of bonuses, recruiting and transition costs associated with hiring a new chief executive officer as well as non-cash stock option compensation expense required by SFAS 123R. Additionally, the Company participated in two of its largest trade shows during the quarter. Management anticipates that SG&A costs will decrease in the short term and increase when the Company invests in marketing, sales and other infrastructure resources.

In December 2005, Mediware resolved two separate tax matters related to its JAC division in the United Kingdom, resulting in a one-time net refund of $101,000. This amount is included in the income tax provision for the three months ended December 31, 2005, reducing the effective tax rate to 26.2%.

Net income the second quarter of fiscal 2006 was $398,000, a decrease of $551,000 or 58.1%, compared to a net income of $949,000 the second quarter of fiscal 2005.

Results of Operations for the Six Months Ended December 31, 2005 as Compared to the Six Months Ended December 31, 2004

Total revenue for the six months ended December 31, 2005 is $18,796,000 compared to $17,706,000 in the comparable period of fiscal 2005, an increase of $1,090,000 or 6.2%. JAC recorded an increase of $308,000, or 19.9%, to $1,857,000 in the six months ended December 31, 2005 compared to $1,549,000 in the same period in fiscal 2005. The Medication Management Division (excluding JAC) recorded a decrease of $1,359,000, or 18.6%, to $5,947,000 in the first six months of fiscal 2006 from $7,306,000 in the same period in fiscal 2005. The Operating Room Division recorded a decrease of $455,000, or 37.6%, to $754,000 in the six months just ended compared to $1,209,000 in the same period in fiscal 2005. Revenue in the Blood Bank Division increased $2,596,000, or 34.0%, to $10,238,000 in the six months ended December 31, 2005 compared to $7,642,000 in the same period in fiscal 2005.

System sales were $6,147,000 for the six months ended December 31, 2005, an increase of $930,000, or 17.8%, from $5,217,000 in the same period in fiscal 2005. JAC recorded an increase in system sales of $176,000, or 73.0%, to $417,000 for the six months ended December 31, 2005, compared to $241,000 in the same period in fiscal 2005. The increase reflects additional sales activity resulting from JAC being named as a preferred supplier of pharmacy stock control for a subcontractor as part of the United Kingdom’s “Connecting for Health” program. System sales in the Medication Management Division decreased $758,000, or 27.5%, to $1,998,000 for the six months ended December 31, 2005 from $2,756,000 in the same period in fiscal 2005. During the first six months of fiscal 2005, Mediware commenced an initiative to sell additional proprietary user licenses and related third-party software licenses to certain customers, based on their current usage levels, pursuant to the terms of customers’ existing license agreements. Mediware reported system sales of $1,262,000 resulting from this initiative in the six months ended December 31, 2005. Mediware did not report any system sales as a result of this initiative for the first six months of fiscal 2006 and Mediware does not expect future sales as a result of this initiative to be significant. While system sales decreased during the first half of fiscal 2006 compared to the first half of fiscal 2005, the division successfully closed several contracts for its MediMAR and MediCOE suite of products. Additionally, system sales associated with one contract signed in the first half of fiscal 2006 is expected to be recognized over an extended period of time due to the nature of the contract. Management believes the timeframe for the recognition of systems revenue on the sales of the full suite of Medication Management products may become more extended compared to its historical contracting experience. The decrease in system sales also reflects lower sales of the base WORx system. The Operating Room Division experienced a decrease in system sales of 87.1%, or $290,000, from $333,000 to $43,000. The decrease reflects the completion of the Division’s legacy customer migration to Perioperative Solutions. System sales for the Blood Bank Division were $3,689,000, an increase of $1,802,000, or 95.5%, from $1,887,000 in the comparable period in fiscal 2005. The increase reflects the continued customer migration from the Division’s legacy products to the HCLL software.

Index

Service revenue increased 1.3%, or $160,000, to $12,649,000 in the first six months of fiscal 2006 from $12,489,000 in the same period in fiscal 2005. Service revenue for JAC increased 10.1%, or $132,000, to $1,440,000 in the six months ended December 31, 2005 compared to $1,308,000 in the same period of fiscal 2005. This increase in service revenue is primarily due to increased implementation activity on contracts signed within the last fiscal year. Service revenue in the Medication Management Division (excluding JAC) decreased $601,000 or 13.2% to $3,949,000 in the first six months of 2006 from $4,550,000 in the same period in fiscal 2005. The decrease in service revenue is primarily due to lower utilization rates on a specific contract and a decline in ongoing implementation projects. Service revenue in the Operating Room Division decreased $165,000 or 18.8% to $711,000 for the six months ended December 31, 2005 from $876,000 in the same period in fiscal 2005. The decrease in service revenue is primarily due to a decline in ongoing implementation projects. Service revenue for the Blood Bank Division increased 13.8%, or $794,000, to $6,549,000 in the six months ended December 31, 2005 compared to $5,755,000 in the same period of fiscal 2005. This increase in service revenue is primarily due to increased rates on renewing support contracts with existing customers as well as increased implementation activity on HCLL contracts signed within the last year.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems increased $204,000, or 21.3%, due to the overall hardware sales increase during the six months ended December 31, 2005. The gross margin, excluding amortization of capitalized software costs, on system sales was 81.1 % in the first six months of fiscal 2006 compared to 81.7% in the same period in fiscal 2005.

Cost of services increased $42,000, or 1.1%, in the six months ended December 31, 2005 over the same period in the previous year. The increase in cost of services is primarily attributed to increases in implementation personnel as Mediware increased staff levels for the rollout of its MediMAR, MediCOE and HCLL products. Gross margin on service revenue were 70.4% for the six months ended December 31, 2005 compared to 70.3% for the same period in fiscal 2005. Mediware believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the percentage of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $385,000, or 19.6%, to $2,351,000 in the six months ended December 31, 2005 compared to $1,966,000 in the same period in fiscal 2005. This increase is primarily due to increased amortization of capitalized software costs related to the Company’s HCLL and MediMAR products.

Software development costs increased $506,000 or 30.7% in the six months ended December 31, 2005 to $2,156,000 compared to $1,650,000 in the same period in fiscal 2005, which represents Mediware’s focus on functional improvements and new enhancement designs. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $4,536,000 the six months ended December 31, 2005, compared to $4,301,000 the same period in fiscal 2005, an increase of $235,000 or 5.5%. This increase primarily reflects increased expenditures in the Medication Management Division (excluding JAC). Mediware expects continued product development investment in all of its Divisions.

SG&A expenses increased $1,042,000 or 15.1%, from $6,889,000 in the six months ended December 31, 2005 compared to $7,931,000 in the same period in fiscal 2006. This increase reflects payments of bonuses, recruiting and transition costs associated with hiring a new chief executive officer as well as non-cash stock option compensation expense required by SFAS 123R. Additionally, the Company participated in two of its largest trade shows during the current six months related to its expanded marketing activities for HCLL, MediMAR and MediCOE. Management anticipates that SG&A costs will increase as the Company increases its marketing, sales and infrastructure resources.

Index

In December 2005, Mediware resolved two separate tax issues related to its JAC division in the United Kingdom, resulting in a net refund of $101,000. This amount is included in the income tax provision for the six months ended December 31, 2005, reducing the effective tax rate to 34.4%.

Net income the six months ended December 31, 2005 was $1,135,000, a decrease of $457,000 or 28.7%, compared to a net income of $1,592,000 the same period of fiscal 2005.

Liquidity and Capital Resources

As of December 31, 2005, Mediware had cash and cash equivalents of $17,026,000 compared to cash and cash equivalents of $14,839,000 at June 30, 2005. Working capital was $15,425,000 and $12,917,000 at December 31, 2005 and June 30, 2005, respectively. The current ratio was 2.3 to 1 at December 31, 2005 compared to 2.1 to 1 at June 30, 2005.

Cash provided by operating activities was $3,913,000 during the first six months of fiscal 2006 compared to $3,862,000 during the same period a year ago. The increased cash provided by operating activities is primarily due to the change in accounts payable, accrued expenses and advances from customers, partially offset by the decrease in net income and the deferred tax provision.

Cash used in investing activities was $2,641,000 during the first six months of fiscal 2006 compared to $3,159,000 during the same period a year ago. The decrease relates to a reduction in Mediware’s capitalized software costs and fixed asset additions.

Cash provided by financing activities was $1,026,000 during the first six months of fiscal year 2006 compared to cash used by financing activities of $769,000 during the same period a year ago. Mediware repaid its note payable and accrued interest to a related party in the amount of $1,419,000 during the first six months of fiscal 2005.

Factors that may affect liquidity are Mediware’s ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment Mediware’s existing line of products, Mediware believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future. Mediware continues to review its long-term cash needs. Currently, there are no plans for additional outside financing, except that Mediware may consider establishing a new line of credit.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mediware does not currently have any material exposure to foreign currency transaction gains or losses. However, Mediware does have some exposure to foreign currency rate fluctuations arising from sales made to customers in the United Kingdom. These transactions are made by Mediware’s U.K.-based, wholly owned subsidiary which transacts business in the local functional currency. To date, Mediware has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of December 31, 2005.

There were no material changes’ in Mediware’s internal controls over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. Notwithstanding the foregoing, Mediware recently reported several management changes including the resignation of the Blood Bank General Manager, the change of the Operating Room General Manager and the realignment of senior management within the Medication Management Division. Additionally, the Company hired a new Chief Executive Officer. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than reported in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

Item 1A.  Risk Factors

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of our forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. We undertake no obligation to publicly update or revise any forward-looking statements.

The new members of our senior management team create special risks for us.

Our senior management team has undergone significant changes over the last twelve months. Our chief executive officer, Mr. James Burgess, joined Mediware in October 2005. Beginning in April 2006, the General Manager of our Medication Management Division is expected to be Kevin Ketzel, who also joined Mediware in October 2005. We also hired in January 2006 Paul O’Toole as general manager for our Operating Room System Division. As the new management team gains an understanding of our business and products, our short-term and long-term direction may change and the changes may not improve our future results of operations or financial condition.

Our United Kingdom business is subject to risks that are different from our other businesses.

A significant portion of the business of our Medication Management Division is based in the United Kingdom. These foreign operations encounter risks and uncertainties specific to the United Kingdom such as:

•	government spending

•	regulation of our products, customers and employees

•	uncertain terms and conditions

•	trade protection regulation

•	taxation

•	economic conditions

•	customer demands and payment practices and

•	competitors.

Index

Additionally, foreign operations expose us to foreign currency fluctuations that could impact our results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. Dollar. Mediware has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

Our proprietary information could be misappropriated, and we may be subjected to costly third party intellectual property claims.

We rely upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect our proprietary information, including our software. Generally, we have not historically filed patent applications covering our software. As a result, we may not be able to protect against the misappropriation of our intellectual property. Furthermore, we could be subject to claims, by third parties including competitors and creators of open-source code, that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious could require us to:

•	spend significant sums in litigation

•	pay damages

•	develop non-infringing intellectual property and

•	acquire costly licenses to the intellectual property that is the subject of asserted infringement.

We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third-party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

Termination of licenses or modifications of third party software licenses we rely upon could adversely affect our products.

We license third-party software products that we incorporate into our own software products. These products may include operating systems, relational database management systems, knowledge/clinical databases and other key systems. The termination by any third-party vendor of our licenses to use these products, or a significant change to a relied upon product, could have a material adverse effect on our operations. Changes to the third-party products that could cause:

•	our software to become inoperable

•	features and functions to become unavailable or

•	materially reduced product performance.

Although alternate software products may be available, we could incur substantial costs if we are required to adapt our products to alternative third-party software products. Furthermore, adaptation would take time and initial adaptations may be imperfect and/or products may be inoperable or perform poorly as a result.

If we are unable to enhance our relationships with our third party resellers, our ability to market products may be adversely affected.

Index

We currently have important relationships with third party resellers of our products. If we are not able to continue or enhance our current relationships or develop new relationships, our future revenues could decrease.

Hospitals’ networks reduce our sales opportunities and may reduce profitability.

Many hospitals are consolidating and forming (or becoming part of) integrated healthcare delivery networks. The formation of these networks might reduce the number of discrete prospects we may target on a “best-of-breed” basis and could provide more negotiating leverage to our prospective customers. These events, could reduce our sales prices, increase the length of our sales cycle, and otherwise could negatively affect our revenue and income.

Significant competition may reduce our profit margin.

The market for healthcare information systems is extremely competitive. Some of our competitors are Siemens AG, McKesson Corporation, Eclypsis Corporation, Misys PLC, Global Med Technologies, Inc., SCC Soft Computer, Cerner Corporation and GE Healthcare, each of which offers products that compete with certain of our offerings. Many of our competitors have greater financial, technical, product development, sales and marketing resources. A number of factors determine success or failure in our markets, including:

•	functionality of software products

•	quality of client references and the availability of client reference sites

•	underlying technical architecture

•	financial stability of the software provider

•	ongoing support of the system and

•	the quality and quantity of the sales organization.

Our ability to maintain a positive stance in all of the above areas will affect our ability to compete successfully and maintain our profit margin.

Our strategy in all three of our operating divisions includes licensing “best of breed” products to customers, which requires customer acceptance of our products and strategy.

While we believe that each of our “best of breed” products is positioned to succeed in the market place, there is no assurance that customers will accept our “best of breed” strategy or accept our products to the extent that we expect. If our customers instead select a single-vendor, enterprise-wide system that automates all functions of the hospital, rather than the discrete functions targeted by our products do not accept our products, as expected, our sales will decrease.

Index

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones.

The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and by vendors whose products and services we use in providing our own products and services. If we do not respond successfully to evolving industry standards, our products and services may become obsolete. We must introduce new healthcare information services and technology solutions and improve the functionality of our existing products and services in a timely manner in order to retain existing customers and attract new ones. However, we may not be successful in responding to technological developments and changing customer needs. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in our losing sales unless we lower the prices we charge.

Our business may be adversely affected by changing technology that may render our technology obsolete.

Changing technology will make it necessary for some of our software products to migrate to new software platforms in the coming years, which could require significant resources, could impact future plans for such products, and could adversely affect our ability to sell and develop new and competitive software products. In addition, new technology not currently in the mainstream could quickly enter the market and disrupt our existing business and customers’ need for our products. We will try to maintain state-of-the-art products, but new technologies in the marketplace could make our technology obsolete and our products unusable or hinder future sales.

Research and development is costly and may not produce successful new products.

Our strategy relies on continuing to develop new software products. We currently intend to continue investing in research and development of new products. However, our investment may not produce marketable product enhancements and new products. If a product or group of products is not accepted in the marketplace, that could adversely affect our business, results of operations and financial condition. In addition, the cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. Our development and implementation of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated products and services on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential sales and harm our relationships with current or potential customers.

Developing new products would be difficult and take longer without the expertise of software engineers and third party consultants to develop our products.

Developing new products is a complex and difficult process. We rely on the development expertise of employed software engineers and third party consultants, who have significant product expertise. The departure of certain software engineers or the election of the consultants not to continue providing Mediware development and product services could materially impact Mediware’s software development processes and product expertise. In addition, because of the complex nature of software or the departure of programming personnel or consultants, we could encounter difficulties or delays in the development and implementation of new products if we lost such expertise. These employees and consultants generally can terminate their relationship with us at any time.

Index

New and changing government regulation creates compliance challenges.

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and could restrict our operations. Many healthcare laws are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, cause us to breach our contracts and result in adverse publicity and negatively affect our businesses.

Increasing government regulation may increase costs and reduce profitability.

The hospitals that comprise the primary market for the products of our Blood Bank, Medication Management and Operating Room Divisions must comply with various U.S. and U.K. national, state and local statutes and regulations. The decisions and actions of various governmental and regulatory bodies advising these laws may significantly influence operations of hospitals, blood banks and healthcare organizations and could have a material adverse effect on our business, results of operations or financial condition.

In addition, our Blood Bank products are regulated as medical devices by the FDA. Blood bank software vendors are also subject to the FDA’s Quality Systems Regulations. Although we try to ensure that our internal quality system complies with federal guidelines, full compliance with existing or any future guidelines, or inspection procedures is unpredictable. We have dedicated substantial time and resources to comply with guidelines and regulations applicable to the products of our Blood Bank Division. The FDA enforces compliance by using recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and the inability to timely remedy any non-compliance, resulting in any of the above actions, would likely have a material adverse effect on our business, financial condition and results of operations. If the FDA expands its scope of regulation and our Medication Management or Operating Room Division products, it would be costly to implement the FDA Quality System Regulation procedures.

Recent regulations relating to patient confidentiality may increase costs and reduce profitability.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandated significant changes in the regulatory environment governing the security and confidentiality of individually identifiable, protected health information. Most healthcare providers, healthcare clearinghouses and health plans (“Covered Entities”) were not required to comply with the standards adopted by the Department of Health and Human Services to implement HIPAA for security until April 21, 2005 and the standards for privacy until April 14, 2003. Although we are not a Covered Entity, most of our customers are Covered Entities. As Covered Entities, our customers must require their service providers to meet some HIPAA obligations. Accordingly, we have been subjected to some of these requirements. In addition, we have had increased legal expenses associated with negotiating agreements with existing and new customers to implement the new HIPAA obligations. In light of the new obligations under HIPAA, Covered Entities may be required or may choose to reevaluate their technology solutions. We may be required to invest in our products and procedures to maintain compliance or lose customers. Furthermore, we are subject to contractual requirements arising from HIPAA that increase our liability and risks associated with the handling of individual protected health information. In addition, many states have passed or are evaluating local versions of HIPAA and we may not be able to comply with the terms of such new statutes.

Index

Our business is subject to the risk of product-related liabilities.

All of our products provide data for use by healthcare providers in patient care settings. Our license agreements generally contain provisions intended to limit our exposure to product-related claims. These provisions, however, may not be enforceable in some jurisdictions or may not adequately limit our exposure. We maintain product liability insurance in an amount that we believe to be adequate for our intended purpose. However, insurance may not cover a claim brought against us. A successful claim brought against us could have a material adverse effect upon our business, results of operations or financial condition.

System errors may delay product acceptance and adversely affect our operations and profitability.

Despite testing, software products as complex as those we offer and use in a wide range of clinical and health information systems settings contain a number of errors or “bugs”, especially early in their product life cycle. Our products are clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to the wide range of environments in which the systems are installed. Due to these factors, the discovery of defects or errors could cause:

•	delays in product delivery

•	poor client references

•	payment disputes

•	contract cancellations

•	contract disputes, including warranty claims and/or

•	additional expenses and payments to rectify problems.

Any of these factors could delay our product sales or have an adverse effect upon our business, results of operations or financial condition.

Our quarterly operating results can fluctuate due to irregular system sales.

Our revenue and results of operations can fluctuate substantially from quarter to quarter. System sales in any quarter depend substantially upon our sales performance and customers’ budgeting and buying practices. System sales in any quarter may fluctuate due to:

•	contract activity

•	demand for our products and services

•	lengthy and complex sales cycles

•	customers’ internal budgets for new technology systems, customers’ technical resources to deploy technology and

•	customers’ personnel availability.

Index

Additionally, our ability to recognize anticipated quarterly revenue may be materially affected by the terms of a final contract. Factors that impact contract terns and quarterly revenue include the following:

•	Systems contracts may include both currently deliverable and non-deliverable software products

•	Customer needs for services that include significant modifications, customization or complex interfaces that could delay product delivery or acceptance

•	Customer-specific acceptance criteria and

•	Payment terms that are long-term or depend upon contingencies.

The sales for the Medication Management’s full suite of products involve more hospital departments and longer implementation cycles. This exacerbates many of the foregoing risks.

Our stock price may be volatile due largely as a result of relatively low trading volume.

The trading price of Mediware’s common stock may fluctuate significantly from time to time. Generally, Mediware’s common stock has relatively low trading volume which can cause transactions in a relatively small number of shares to significantly impact the price of the stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual Meeting of Shareholders, December 7, 2005

(b)	Directors elected to serve three year term:
James Burgess
Joseph Delano

Directors whose term of office continued after the meeting:
Lawrence Auriana
Jonathan H. Churchill
John Gorman, M.D.
Clinton G. Weiman, M.D.
Roger Clark
Philip H. Coelho
Robert F. Sanville

(c)	(1) Election of Directors

James Burgess	6,000,929 for	834,200 withheld

Joseph Delario	6,263,545 for	571,584 withheld

(2) Proposal to amend the Company’s 2003 Equity Incentive Plan, as amended, to increase the number of shares of common stock, par value $. 10, authorized to be issued thereunder from 1,000,000 to 2,000,000 shares.

2,705,642 for	218,730 against	152,613 abstained

Index

(3) Proposal to amend the Company’s certificate of incorporation to reduce the minimum size of the Board of Directors to three from nine and to eliminate any numerical requirement on the size of each class.

6,716,843 for	114,299 against	3,987 abstained

(4) Proposal to amend the Company’s restated by-laws to permit the Board to set the number of directors by resolution and to eliminate any numerical requirement of the size of each class.

6,290,803 for	539,924 against	4,402 abstained

(5) Proposal to ratify selection of Eisner LLP as independent registered public accounting firm for the Company for the year ending June 30, 2006.

6,826,320 for	4,796 against	4,013 abstained

ITEM 5.	OTHER INFORMATION

On January 26, 2006, the Compensation Committee (the “Committee”) of Mediware’s Board of Directors (the “Board”) approved two bonus plans for Mediware’s executive-level employees. For fiscal 2006, the bonuses of all of Mediware’s senior executive officers will be calculated according to these plans. Mediware’s President and Chief Executive Officer, James Burgess, Senior Vice President and Chief Financial Officer, Jill Suppes, and Senior Vice President and General Counsel, Robert Weber are each eligible to receive a bonus amount up to 50% of base salary under the plan.. Several other senior employees’ will also be subject to the terms of the bonus plan and may earn up to 50% of their base salary. The bonus paid will be based upon the achievement by Mediware of financial performance goals (with applicable weights identified):

•	Mediware’s total revenue for fiscal 2006 (30%) and
•	Mediware’s diluted earnings per share for fiscal 2006 (30%)

with the remaining 40% payable based upon individual overall performance as evaluated by the CEO or the Committee. However, minimum Mediware total revenue and diluted earnings per share targets must be met for any bonus amount to be paid.

A number of divisional employees of Mediware, including the General Managers of our divisions, is each eligible to receive a bonus amount up to 50% of base salary. The bonus paid will be based upon the achievement of financial performance goals (with applicable weights identified):

•	Mediware’s total revenue for fiscal 2006 (10%)
•	Mediware’s diluted earnings per share for fiscal 2006 (10%)
•	Total revenue of the employee’s division for fiscal 2006 (25%)
•	Operating income of the employee’s division for fiscal 2006 (25%) and
•	Average accounts receivable aging of the employee’s division for fiscal 2006 (10%)

with the remaining 20% payable based upon individual overall performance as evaluated by the CEO. However, minimum Mediware total revenue and diluted earnings per share targets must be met for any bonus amount to be paid.

Index

The actual bonuses paid (if any) will vary depending on the extent to which actual performance meets the goals described above. Extraordinary, non-recurring items may be excluded when determining actual performance. In addition, the CEO and the Committee each has the discretion to modify the amount that otherwise would be payable under the applicable plan. In order to be eligible for any bonus under either plan, an executive must remain an employee until the bonus is paid.

ITEM 6.	EXHIBITS

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

January 31, 2006	/s/ JAMES F. BURGESS
Date	JAMES F. BURGESS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

January 31, 2006	/s/ JILL H. SUPPES
Date	JILL H. SUPPES
CHIEF FINANCIAL OFFICER