Form 10-Q
period 2006-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2006-05-02
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

☐ Yes ☐ No APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 19, 2006, there were 8,055,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

Index

PART I	FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited) March 31, 2006	June 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$18,573	$14,839
Accounts receivable (net of allowance of $739 and $626)	8,471	8,066
Inventories	156	208
Deferred income taxes	496	452
Prepaid expenses and other current assets	738	739
Total current assets	28,434	24,304

Fixed assets, net	1,223	1,361
Capitalized software costs, net	19,381	19,548
Goodwill, net	4,029	4,203
Other long-term assets	117	117
Total Assets	$53,184	$49,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,372	$1,742
Current portion of note payable	25	24
Advances from customers	7,524	7,489
Accrued expenses and other current liabilities	2,703	2,132
Total current liabilities	11,624	11,387

Note payable	11	30
Deferred income taxes	4,072	3,578
Total liabilities	15,707	14,995

Shareholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000
Shares; none issued
Common stock, $.10 par value; authorized 25,000,000
Shares; 8,053,000 and 7,881,000 shares issued and	-	-
outstanding at March 31, 2006 and June 30, 2005, respectively	805	788
Additional paid-in capital	29,546	27,932
Deferred Compensation	(365)	-
Retained earnings	7,526	5,759
Accumulated other comprehensive income (loss)	(35)	59
Total shareholders' equity	37,477	34,538
Total Liabilities and Shareholders' Equity	$53,184	$49,533

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	(Unaudited) Three Months Ended March 31,		(Unaudited) Nine Months Ended March 31,
	2006	2005	2006	2005

Revenue
System sales	$3,340	$3,688	$9,487	$8,905
Services	6,628	6,193	19,277	18,682

Total revenue	9,968	9,881	28,764	27,587

Cost and Expenses
Cost of systems (1)	519	682	1,679	1,638
Cost of services (1)	2,047	1,894	5,793	5,598
Amortization of capitalized software costs	1,220	1,110	3,571	3,076
Software development costs	1,170	835	3,326	2,485
Selling, general and administrative	4,167	4,101	12,098	10,990

Total costs and expenses	9,123	8,622	26,467	23,787

Operating income	845	1,259	2,297	3,800

Interest and other income	173	57	457	177
Interest and other expense	-	(2)	(6)	(20)

Income before income taxes	1,018	1,314	2,748	3,957
Income tax provision	(386)	(484)	(981)	(1,535)

Net income	632	830	1,767	2,422

Other comprehensive income
Foreign currency translation adjustment	17	(22)	(94)	52

Comprehensive income	$649	$808	$1,673	$2,474

Net income per Common Share
Basic	$0.08	$0.11	$0.22	$0.31
Diluted	$0.08	$0.10	$0.22	$0.30

Weighted Average Common Shares Outstanding
Basic	8,048	7,853	7,991	7,795
Diluted	8,274	8,220	8,192	8,175

(1)	Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited) Nine Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net income	$1,767	$2,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,058	3,567
Deferred tax provision	624	1,359
Deferred Compensation	173	183
Provision for doubtful accounts	324	318
Changes in operating assets and liabilities:
Accounts receivable	(729)	(66)
Inventories	52	14
Prepaid expenses and other assets	1	(121)
Accounts payable, accrued expenses and advances from customers	236	491
Net cash provided by operating activities	6,506	8,167

Cash Flows From Investing Activities
Acquisition of fixed assets	(349)	(559)
Capitalized software costs	(3,404)	(4,135)
Net cash used in investing activities	(3,753)	(4,694)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	836	710
Excess tax benefit from exercise of stock options	257	-
Principal payments on note payable	(18)	(16)
Principal payments on note payable to related party	-	(1,419)
Net cash provided by (used in) financing activities	1,075	(725)

Foreign currency translation adjustments	(94)	52

Net increase in cash and cash equivalents	3,734	2,800
Cash and cash equivalents at beginning of period	14,839	10,213
Cash and cash equivalents at end of period	$18,573	$13,013

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7	$716
Income taxes	$28	$90

Supplemental disclosures of noncash financing activities:
Deferred compensation from issuance of restricted common stock	$-	$560
Deferred compensation related to adoption of SFAS 123R	$59	$-
Deferred compensation related to issuance of stock options	$479	$-
Additional paid-in capital recorded for excess tax benefit from exercise of stock options prior to the adoption of SFAS 123R	$-	$250
Reduction of goodwill recorded for tax benefit of related amortization	$174	$174

Index

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

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

The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain prior year amounts have been reclassified to conform with the current presentation.

2.	SYSTEM SALES

In July 2004, Mediware initiated a program to monitor customer usage, which resulted in the sale of additional proprietary user licenses and related third party software under the terms of their existing license agreements. As a result, Mediware recognized system sales of $14,000 and $1,276,000 during the three and nine months ended March 31, 2005, respectively. There were no system sales resulting from such program during the three months ended March 31, 2006. There were $63,000 in sales of additional proprietary user licenses and related third party software under the terms of their existing license agreements in the nine months ended March 31, 2006.

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares, par value $0.10 (“Common Stock”), of Mediware outstanding. For the three and nine months ended March 31, 2006 and 2005, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

4.	STOCK BASED COMPENSATION PLANS

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company such as consultants, advisors or independent contractors. In December 2005, the shareholders approved an amendment to increase the number of shares that may be issued under such plan from 1,000,000 to 2,000,000 shares. Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock. Options may be granted for a period of up to ten years. Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained. The plan provides that a maximum of 1,700,000 of such shares would be issuable as any combination of options, restricted stock and restricted stock unit awards.  The additional 300,000 shares of common stock would be limited to option awards. As of March 31, 2006, there were 1,260,000 shares available to be issued under this plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options to eligible persons or nonqualified stock options. Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of March 31, 2006 no options were available to be issued under this plan.

Index

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Reported net income	$830,000	$2,422,000
Stock-based employee compensation determined under the fair value based method prior to adoption of SFAS 123R, net of related tax effects	(265,000)	(761,000)
Pro Forma net income	$565,000	$1,661,000

Income per share:
Basic - as reported	$0.11	$0.31
Basic - pro forma	$0.07	$0.21

Diluted - as reported	$0.10	$0.30
Diluted - pro forma	$0.07	$0.20

Stock option compensation expense was $77,000 and $173,000 for the three and nine months ended March 31, 2006, respectively. In June 2005, the Company modified the terms of 160,000 existing stock options to minimize the impact of SFAS 123R on the Company’s results of operations subsequent to its adoption.

Index

The following summarizes the activity of the Company’s stock options for the nine months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at July 1, 2005	1,354,000	$8.81
Granted	130,000	8.22
Exercised	(172,000)	4.85
Canceled or expired	(106,000)	10.54
Outstanding at March 31, 2006	1,206,000	$9.16	4.5	$966,000

Exercisable at March 31, 2006	1,050,000	$9.27	4.6	$729,000

The total intrinsic value of options exercised during the nine months ended March 31, 2006 was $676,000.

The following summarizes the activity of the Company’s non-vested stock options for the nine months ended March 31, 2006.

	Shares	Weighted Average Fair Value
Nonvested at July 1, 2005	78,000	$3.92
Granted	130,000	3.69
Canceled or expired	(3,000)	3.63
Vested	(49,000)	3.92
Nonvested at March 31, 2006	156,000	$3.82

As of March 31, 2006, there was $365,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 1.1 years.

Mediware uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Weighted average fair value at date of grant for options granted during the period	No grants during period	$5.61	$3.69	$4.87

Risk-free interest rates		4.2%	4.4%	4.4%
Expected option life in years		5.4	6.6	5.4
Expected stock price volatility		39%	35%	37%
Expected dividend yield		-0-	-0-	-0-

Index

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of March 31, 2006, the company anticipates all outstanding options will vest.

During the nine-months March 31, 2006, Mediware entered into agreements with certain key employees. Under the terms of these agreements, Mediware granted the employees 135,000 restricted shares of Common Stock (the “Performance Shares”). The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share. The Performance Shares may result in compensation expense in future periods of up to $1,182,000, the fair value on the date of grant. The probability of achieving these performance goals is not currently determinable. Accordingly, Mediware has not recognized any related compensation expense for the three and nine months ended March 31, 2006.

In April 2006, Mediware granted an additional 20,000 restricted shares of Common Stock, with an aggregate grant date fair value of $199,000. These shares are subject to the same vesting restrictions as the Performance Shares described above.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of March 31, 2006, and the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended March 31, 2006 and 2005 and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

April 26, 2006

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed below and in Item 1A of this Report on Form 10-Q, and in Item 1A of Mediware’s quarterly report on Form 10Q for the quarter ended December 31, 2005 could cause actual results to differ materially from those indicated by the Company’s forward-looking statements. Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

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

Mediware is organized into three operating divisions that correspond with the software systems it markets: Medication Management Systems, Blood Bank Systems and Operating Room Systems. The Blood Bank and Operating Room Divisions operate primarily in the United States. The Medication Management Division, including its United Kingdom subsidiary, JAC, which was previously named the Pharmacy Division, operates both in the United States and in the United Kingdom. The Operating Room Division has historically been a smaller part of Mediware’s operations than the other divisions.

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

President George W. Bush has pledged financial support for increased healthcare IT standards and incentives to make IT investments for hospitals more appealing. Mediware believes but cannot assure that it will benefit if the U.S. healthcare industry invests more money in clinical information technology systems.

In the beginning of 2004, the National Health Service (NHS) in England undertook a historic national program to purchase and update United Kingdom's NHS health care IT, which the government has identified as the “Connecting for Health” program. This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England. The NHS has entered into contracts to license software and services that total approximately 6.3 billion pounds. In fiscal 2005, JAC was named as a preferred supplier of pharmacy stock control for a subcontractor as part of the United Kingdom’s “Connecting for Health” program. Additional sales activity has resulted and is expected to continue.

Index

Competition in the market for clinical information systems is intense and takes many forms. Currently the Company believes the principal competitive factors are the functionality of the system, its design and capabilities, site references, reputation for ongoing support, the potential for enhancements, price, “best-of-breed” products compared to enterprise wide products. Also key is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company’s products and each sale. Additionally, the Company believes that software infringement claims, among its competitors and others, are becoming increasingly common in the software industry and that patents, copyrights and other proprietary rights are being used within the industry to gain competitive advantages. As a result, costs of litigation and risk of infringement may increase in the future, especially if competitors are able to successfully obtain patents for software products.

Since October 2005, Mediware has changed and added to its senior management team, added marketing infrastructure and implementation personnel. The Company added vice presidents of human resources and marketing. The former general manager of our Medication Management Division became executive vice president of business development, a new position at the Company. The Company believes that its additional management, sales and marketing resources will enable Mediware to participate in more sales opportunities and broaden Mediware’s potential base of customers.

Mediware reduced its workforce by approximately 10% on February 17, 2006. The reductions primarily effected employees supporting the Company’s sunset, legacy blood bank products and various administrative resources whose functions were centralized at the Company’s headquarters in Lenexa, Kansas. The aggregate annual base salaries for the employees terminated in the reduction in force was approximately $1,400,000.

The foregoing changes had some impact on the financial results for the quarter and nine months ended March 31, 2006, but cost savings were not significant due to the mid-quarter date of terminations as well as severance arrangements. Mediware expects these changes will impact future periods as well. Employee compensation may be reported in the statements of operations as cost of services, selling, general and administrative expense, or as software development costs.

Some of the cost savings resulting from the foregoing changes are offset by reductions in capitalized software rates and increased amortization. Since it has recently released several software products, Mediware expects that a greater portion of development costs will be required to be expensed.

The Company will seek, but cannot provide assurance that it will be able, to develop strategic relationships that are complimentary to its core markets and product set, that provide a greater value proposition to the customer than could be realized without the strategic relationship. The Company’s business strategy includes the possibility of growth through acquisitions and other corporate transactions. The Company reviews and considers corporate transaction possibilities on an ongoing basis, but there can be no assurance that the Company will be able to identify or reach mutually agreeable terms with any transaction candidate.

The Blood Bank Division’s current blood transfusion product is HCLL™. The Company received 510(k) clearance from the FDA on HCLL in fiscal 2003. During fiscal 2005, the Company also received 510(k) clearance for its complementary HCLL donor software product. In October 2005, the Blood Bank Division officially announced the “sunset” of Hemocare® and LifeLine™, its two legacy blood transfusion products, which were originally installed in the early 1980s. The two legacy products have a large installed base within the transfusion management market and represent an important opportunity for new sales for the Division. The Company has entered into license agreements representing 183 current and new customers to replace Mediware’s legacy software with the HCLL software. The software is in productive use at approximately 16 sites. The Company anticipates, but cannot assure, that the HCLL software will continue to be accepted by the legacy product users and the sales of HCLL software will increase as the current legacy customer base and as new customers adopt the new software.

The Medication Management Division’s current WORx® drug therapy software has been licensed to over 125 hospital organizations encompassing approximately 250 hospital sites. The product’s market acceptance encompasses hospitals of all sizes, including strategically important multi-site hospitals. The Medication Management Division released two new products, MediCOE™ and MediMAR® in fiscal 2004. These products can be fully integrated with WORx and provide a complete drug therapy management system with a clinician order entry module (MediCOE) and nurse point of care administration module (MediMAR). The MediCOE and MediMAR products have been installed and are in productive use 2 and 4 separate customer sites, respectively.

Index

The Medication Management division is now targeting its large WORx software customer base for the sale of the MediCOE and MediMAR products, and the new products are attracting new potential WORx software customers as well. The sales for the Medication Management’s full suite of products are significantly larger in size and scope and involve more hospital departments and therefore, substantially longer sales and implementation cycles compared to stand-alone WORx sales. The impact of these changes has been less predictable contract closures and the recognition of license software revenue over multiple quarters. The Medication Management division expects to benefit from the February “go-live” of its first location where the full suite of Medication Management products, WORx, MediMAR and MediCOE are all operating.

Results of Operations for the Three Months Ended March 31, 2006 as Compared to the Three Months Ended March 31, 2005

Total revenue for the third quarter of fiscal 2006 is $9,968,000 compared to $9,881,000 in the comparable quarter of fiscal 2005, an increase of $87,000 or 0.9% primarily due to increased implementation activity. The Medication Management Division (excluding JAC) recorded an increase of $536,000, or 18.8%, to $3,381,000 in the third quarter of fiscal 2006 from $2,845,000 in the third quarter of fiscal 2005. The Operating Room Division recorded a decrease of $248,000, or 36.2%, to $437,000 in the quarter ended compared to $685,000 in the same quarter in fiscal 2005. Revenue in the Blood Bank Division decreased $196,000, or 3.8%, to $4,952,000 in the third quarter of fiscal 2006 compared to $5,148,000 in the same period in fiscal 2005. JAC recorded revenues in the current quarter of $1,198,000, which is comparable to $1,203,000 in the same period fiscal 2005.

System sales, which include proprietary software, third party software and hardware revenue, were $3,340,000 in the quarter ended March 31, 2006, a decrease of $348,000, or 9.4%, from $3,688,000 in the same period in fiscal 2005. System sales in the Medication Management Division (excluding JAC) increased $470,000, or 56.3%, to $1,305,000 from $835,000. The increase is due to sales of its proprietary WORx software and interfaces to existing customers. While there were no sales of MediMAR or MediCOE during the quarter, Mediware believes its investment in marketing and progression through the sales cycle will lead to MediMAR and MediCOE sales in future quarters. The Operating Room Division experienced a decrease in system sales of 63.5%, or $186,000, from $293,000 to $107,000 in the quarter ended March 31, 2006 and 2005, respectively. Mediware views the Operating Room division as an emerging business. This quarter’s comparative decrease in revenue reflects the fluctuations in a business that is in the early stages of a focused marketing and business development process. System sales for the Blood Bank Division were $1,461,000, a decrease of $661,000, or 31.1%, from $2,122,000 in the comparable quarter in fiscal 2005. The decrease is the results from the progression of the sunset process. Mediware’s proactive legacy customers made the decision to purchase HCLL over the past two years. The company expects its remaining legacy customers to make a licensing decision over the coming quarters in conjunction with their sunset dates. The Blood Bank Division is also developing marketing and business development efforts focused on expanding market share following the migration period. JAC recorded an increase of $29,000, or 6.6%, to $467,000 in the third quarter of fiscal 2006. The increase reflects additional sales of proprietary software as a result of its status in the “Connecting for Health” program in the U.K. and interfaces to its existing customers. Mediware believes JAC system sales will continue to increase as the program continues to progress. Mediware intends to continue investing in sales and marketing across its business and expects that this additional investment will result in increased sales.

Service revenue, which includes recurring software support, implementation and training services, increased 7.0%, or $435,000, to $6,628,000 in the third quarter of fiscal 2006 from $6,193,000. Service revenue in the Medication Management Division (excluding JAC) increased $66,000 or 3.3% to $2,076,000 in the third quarter of fiscal 2006 from $2,010,000 in the third quarter of fiscal 2005. The increase is primarily due to implementation services for MediMAR and MediCOE software sold in previous quarters. Service revenue for the Blood Bank Division increased 15.4%, or $465,000, to $3,491,000 in the third quarter of fiscal 2006 compared to $3,026,000 in the third quarter of fiscal 2005. This increase in service revenue is primarily due to increased implementation activity on HCLL contracts signed within the last year. Service revenue for JAC decreased 4.4% or $34,000, to $731,000 in the third quarter of fiscal 2006 compared to $765,000 in the third quarter of fiscal 2005. Service revenue in the Operating Room Division decreased $62,000 or 15.8% to $330,000 in the third quarter of fiscal 2006 from $392,000 in the third quarter of fiscal 2005. The decrease in service revenue is primarily due to a decline in ongoing implementation projects. Mediware believes that service revenue will continue to increase due to the volume of contracts signed within the last year.

Index

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems decreased $163,000, or 23.9% in the third quarter of fiscal 2006 due to lower hardware sales in the current quarter compared to the same quarter in the prior fiscal year. The gross margin, excluding amortization of capitalized software costs, on system sales was 84.5% in the third quarter of fiscal 2006 compared to 81.5% in the same quarter in fiscal 2005.

Cost of services includes the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services increased $153,000, or 8.1%, in the third quarter of 2006 over the same period in the previous year. The increase in cost of services is primarily attributed to increases in implementation personnel as Mediware increased staff levels for the rollout of the HCLL products. Gross margin on service revenue was 69.1% for the third quarter of fiscal 2006 compared to 69.4% for the third quarter of fiscal 2005. Mediware believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the percentage of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $110,000, or 9.9%, to $1,220,000 in the third quarter of fiscal 2006 compared to $1,110,000 in the third quarter of fiscal 2005. This increase is primarily due to increased amortization of capitalized software costs related to the HCLL and MediMAR products released by Mediware within the prior fiscal year.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities. Software development costs increased $335,000 in the third quarter of fiscal 2006 to $1,170,000 compared to $835,000 in the third quarter of fiscal 2005, which represents Mediware’s current focus on design efforts for current product enhancements and development work on software already released to the market. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $2,194,000 the third quarter of fiscal 2006, compared to $2,319,000 the third quarter of fiscal 2005, a decrease of $125,000 or 5.4%. This decrease reflects a reduction in development expenditures during the current quarter in the Operating Room and Blood Bank Divisions, partially offset by increased investment in the Medication Management Division for its MediMAR and MediCOE products. Mediware believes that its near term total investment in product development will remain substantially consistent with current levels however the investment may shift between divisions due to normal product development life cycles.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees including costs associated with Sarbanes-Oxley; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses increased $66,000 or 1.6%, from $4,101,000 in the third quarter of fiscal 2005 compared to $4,167,000 in the third quarter of fiscal 2006. This increase is primarily due to increases in labor and related benefit costs, additional amounts invested at trade shows and increased bad debt costs partially offset by reductions in legal and other professional fees. Additionally, the Company recognized non-cash stock option compensation expense of approximately $75,000 during the third quarter of fiscal 2006 as a result of adopting required by SFAS 123R effective July 1, 2005.

Net income the third quarter of fiscal 2006 was $632,000, a decrease of $198,000 or 23.9%, compared to a net income of $830,000 the third quarter of fiscal 2005.

Index

Results of Operations for the Nine Months Ended March 31, 2006 as Compared to the Nine Months Ended March 31, 2005

Total revenue for the nine months ended March 31, 2006 is $28,764,000 compared to $27,587,000 in the comparable period of fiscal 2005, an increase of $1,177,000 or 4.3%. JAC recorded an increase of $303,000, or 11.0%, to $3,055,000 in the nine months ended March 31, 2006 compared to $2,752,000 in the same period in fiscal 2005. The Medication Management Division (excluding JAC) recorded a decrease of $823,000, or 8.1%, to $9,328,000 in the first nine months of fiscal 2006 from $10,151,000 in the same period in fiscal 2005. The Operating Room Division recorded a decrease of $703,000, or 37.1%, to $1,191,000 in the nine months just ended compared to $1,894,000 in the same period in fiscal 2005. Revenue in the Blood Bank Division increased $2,400,000, or 18.8%, to $15,190,000 in the nine months ended March 31, 2006 compared to $12,790,000 in the same period in fiscal 2005.

System sales, which include proprietary software, third party software and hardware revenue, were $9,487,000 for the nine months ended March 31, 2006, an increase of $582,000, or 6.5%, from $8,905,000 in the same period in fiscal 2005. JAC recorded an increase in system sales of $205,000, or 30.2%, to $884,000 for the nine months ended March 31, 2006, compared to $679,000 in the same period in fiscal 2005. The increase reflects additional sales activity resulting from JAC’s status in the United Kingdom’s “Connecting for Health” program. Mediware believes, but cannot give any assurance, that system sales will continue to increase as JAC is able to establish itself as part of the program. System sales in the Medication Management Division decreased $288,000, or 8.0%, to $3,303,000 for the nine months ended March 31, 2006 from $3,591,000 in the same period in fiscal 2005. While system sales decreased during the first nine months of fiscal 2006 compared to the same period in fiscal 2005, the division successfully closed several contracts for its MediMAR and MediCOE suite of products. The decrease in system sales also reflects lower sales of the base WORx system. During the first nine months of fiscal 2005, Mediware commenced an initiative to sell additional proprietary user licenses and related third-party software licenses to certain customers, based on their current usage levels, pursuant to the terms of customers’ existing license agreements. Mediware reported system sales of $1,276,000 resulting from this initiative in the nine months ended March 31, 2005. Mediware reported system sales of $63,000 as a result of this initiative for the first nine months of fiscal 2006. Mediware does expect these sales to continue in future quarters, but at significantly reduced rates. The Operating Room Division experienced a decrease in system sales of 76.0%, or $476,000, from $626,000 to $150,000. The decrease results from a completion of the migration of its customers from its legacy Surgiware system to the new Perioperative Solutions system. System sales for the Blood Bank Division were $5,150,000, an increase of $1,141,000, or 28.5%, from $4,009,000 in the comparable period in fiscal 2005. The increase reflects the continued customer migration from the Division’s legacy products to the HCLL software, the Division’s next generation blood transfusion system. Mediware believes, but cannot give any assurance that HCLL system sales will grow through the customer migration from the legacy products along with its direct marketing efforts to new customers.

Service revenue, which includes recurring software support, implementation and training services, increased 3.2%, or $595,000, to $19,277,000 in the first nine months of fiscal 2006 from $18,682,000 in the same period in fiscal 2005. Service revenue for JAC increased 4.7%, or $98,000, to $2,171,000 in the nine months ended March 31, 2006 compared to $2,073,000 in the same period of fiscal 2005. This increase in service revenue is primarily due to increased implementation activity on contracts signed within the last fiscal year. Service revenue in the Medication Management Division (excluding JAC) decreased $535,000 or 8.2% to $6,025,000 in the first nine months of 2006 from $6,560,000 in the same period in fiscal 2005. The decrease in service revenue is primarily due to a decline in ongoing implementation projects. Service revenue in the Operating Room Division decreased $227,000 or 17.9% to $1,041,000 for the nine months ended March 31, 2006 from $1,268,000 in the same period in fiscal 2005. The decrease in service revenue is primarily due to a decline in ongoing implementation projects. Service revenue for the Blood Bank Division increased 14.3%, or $1,259,000, to $10,040,000 in the nine months ended March 31, 2006 compared to $8,781,000 in the same period of fiscal 2005. This increase in service revenue is primarily due to increased rates on renewing support contracts with existing customers as well as increased implementation activity on HCLL contracts signed within the last year.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems increased $41,000, or 2.5%, due to the overall hardware sales increase during the nine months ended March 31, 2006. The gross margin, excluding amortization of capitalized software costs, on system sales was 82.3% in the first nine months of fiscal 2006 compared to 81.6% in the same period in fiscal 2005.

Index

Cost of services increased $195,000, or 3.5%, in the nine months ended March 31, 2006 over the same period in the previous year. The increase in cost of services is primarily attributed to increases in implementation personnel as Mediware increased staff levels for the rollout of its new MediMAR, MediCOE and HCLL products. Gross margin on service revenue were 69.9% for the nine months ended March 31, 2006 compared to 70.0% for the same period in fiscal 2005. Mediware believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates.

Amortization of capitalized software increased $495,000, or 16.1%, to $3,571,000 in the nine months ended March 31, 2006 compared to $3,076,000 in the same period in fiscal 2005. This increase is primarily due to increased amortization of capitalized software costs related to the HCLL and MediMAR products released by Mediware during prior fiscal year.

Software development costs increased $841,000 in the nine months ended March 31, 2006 to $3,326,000 compared to $2,485,000 in the same period in fiscal 2005. This cost increase is impacting Mediware’s net income and results from our focus on new enhancement designs and development efforts on software previously released to the market. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $6,730,000 the nine months ended March 31, 2006, compared to $6,620,000 the same period in fiscal 2005, an increase of $110,000 or 1.7%. This increase primarily reflects increased expenditures in the Medication Management Division (excluding JAC). Mediware believes that its near term total investment in product development will remain substantially consistent with current levels however the investment may shift between divisions due to normal product development life cycles.

SG&A expenses increased $1,108,000 or 10.1%, from $10,990,000 in the nine months ended March 31, 2005 compared to $12,098,000 in the same period in fiscal 2006. This increase reflects increases in labor and related benefit costs and marketing related activities as well as payments of bonuses, recruiting and transition costs associated with hiring a new chief executive officer and non-cash stock option compensation expense required by SFAS 123R. These increases were partially offset by reductions in legal expenses and the completion of the amortization of the LifeTrak products which ended in fiscal 2005.

Net income the nine months ended March 31, 2006 was $1,767,000, a decrease of $655,000 or 27.0%, compared to a net income of $2,422,000 the same period of fiscal 2005.

Liquidity and Capital Resources

As of March 31, 2006, Mediware had cash and cash equivalents of $18,573,000 compared to cash and cash equivalents of $14,839,000 at June 30, 2005. Working capital was $16,810,000 and $12,917,000 at March 31, 2006 and June 30, 2005, respectively. The current ratio was 2.45 to 1 at March 31, 2006 compared to 2.1 to 1 at June 30, 2005.

Cash provided by operating activities was $6,506,000 during the first nine months of fiscal year 2006 compared to $8,167,000 during the same period a year ago. The decrease in cash provided by operating activities is primarily due to changes in net income, depreciation and amortization, deferred income taxes and accounts receivable.

Cash used in investing activities was $3,753,000 during the first nine months of fiscal year 2006 compared to $4,694,000 during the same period a year ago. The decrease primarily relates to Mediware’s recent focus on non-capitalizable software development projects. Of the amounts invested, Mediware capitalized $3,404,000 and $4,135,000 of product development costs during the nine months ended March 31, 2006 and 2005, respectively.

Cash provided by financing activities was $1,075,000 during the first nine months of fiscal year 2006 compared to cash used by financing activities of $725,000 during the same period a year ago. Mediware repaid its note payable and accrued interest to a related party in the amount of $1,419,000 during the first nine months of fiscal 2005.

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

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of March 31, 2006.

There were no material changes’ in Mediware’s internal controls over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. Notwithstanding the foregoing, Mediware recently reported several management changes including the appointment of new Blood Bank and Operating Room General Managers andas well as the realignment of senior management within the Medication Management Division. Additionally, the Company hired a new Vice-president of Human Resources and a new Vice-President of Sales and Marketing. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Additionally, during the quarter, Mediware completed the implementation of a new accounting software system. This new system provides expanded functionality and capabilities and when fully utilized, Mediware may achieve additional benefits from the system which could impact the company’s control environment in the future. To date, Mediware’s use of the system has not changed or impacted any of it’s existing internal controls Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Index

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as noted below and as reported in “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and our quarterly reports on Form 10-Q for fiscal periods following June 30, 2005, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

On March 6, 2006, Triad Laboratory Alliance, LLC d/b/a Spectrum Laboratory Network filed suit against Mediware in the General Court for Justice, Superior Court Division, County of Guilford, North Carolina. The Company has requested that the case be removed from North Carolina state court to the United States District Court for the Middle District of North Carolina. Spectrum seeks an unspecified amount of damages (exceeding $300,000) due to, among other things, the alleged breach by Mediware of certain of its representations and warranties under its license agreement and the violation of certain unfair trade practices under North Carolina law.

ITEM 1A.	Risk Factors

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make were set forth in the “Item 1A - Risk Factors” section of the our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 filed on January 31, 2006. There have been material changes from the risk factors disclosed in that Form 10-Q as described below that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of our forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. We undertake no obligation to publicly update or revise any forward-looking statements.

The new members of our senior management team create special risks for us.

Our senior management team has recently undergone significant changes. Our chief executive officer, James Burgess, joined Mediware in October 2005. We also hired in January 2006 Paul O’Toole as general manager for our Operating Room System Division. On February 2006, Mary Truvillion was hired as vice president of human resources, a new position expected to centralize HR functions for the company. Also in February 2006, John Van Blaricum was hired as vice president of marketing and communications to centralize Mediware’s marketing activities. In March 2006, John Damgaard was promoted to general manager of the Blood Bank Division after serving as the division’s chief operating officer for the preceding three years. Kevin Ketzel, who joined Mediware in October 2005, became the general manager of our Medication Management Division in April 2006. Mr. Ketzel’s promotion enabled the planned transition of Mike Crabtree, who led the Medication Management division for 5 years, to executive vice president of business development, a new position focused on establishing growth oriented strategic partnerships. As the new management team gains an understanding of our business and products and the new roles in the Company are defined, our short-term and long-term direction may change and the changes may not improve our future results of operations or financial condition.

If we do not manage our strategic changes effectively, our financial performance could be harmed.

We have recently made strategic changes that have placed, and will continue to place, pressures on our management, administrative and operational infrastructure as well as on our results of operations. Mediware has changed and added to its senior management team, added marketing infrastructure and added implementation personnel. These employees have limited experience with us and may have a limited understanding or our systems and controls. We also reduced our workforce by approximately 10% on February 17, 2006. These departed employees possessed knowledge of our business, relationships with our customers and other employees and skills that were not replaced. These personnel changes may make it more difficult for us to ensure that we operate efficiently and effectively. Furthermore, we have incurred and will incur expense to hire and train our new personnel even though their immediate productivity is uncertain and there is not guarantee that they will have a positive impact on our revenues, operations or results of operations.

Index

ITEM 6.	EXHIBITS

Exhibit 10.1	Employment Agreement between Mediware Information Systems, Inc. and Kevin Ketzel dated as of April 1, 2006

Exhibit 10.2	Employment Agreement between Mediware Information Systems, Inc. and John Damgaard dated March 16, 2006.

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

May 2, 2006	/s/	JAMES F. BURGESS
Date		JAMES F. BURGESS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

May 2, 2006	/s/	JILL H. SUPPES
Date		JILL H. SUPPES
CHIEF FINANCIAL OFFICER