Form 10-K
period 2006-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2006-09-06
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

 (Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on December 31, 2005 as reported on the Nasdaq Small Cap Market (now the Nasdaq Capital Market), was approximately $64,445,000.

The number of shares outstanding of the registrant's common stock, as of August 11, 2006, was 8,098,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

PART I

Item 1. Business.

Overview

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas. The Company maintains an Internet website at www.mediware.com, at which reports filed with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) can be obtained under “Investor Relations” without charge as soon as reasonably practicable after filed or furnished with the SEC.

Mediware develops, markets, licenses, implements and supports clinical management information software. The Company's software systems are designed to automate three separate clinical operations within the hospital environment: medication management, including the hospital pharmacy; blood bank; and the surgical suite. The Blood Management Systems also are designed to automate clinical operations in free-standing blood centers. Each software system typically consists of the Company's proprietary application software, third-party licensed software and third-party computer hardware. Mediware sells implementation, training, and annual software support services with each software system.

Mediware is organized into three operating divisions that correspond with the software systems it markets. Each division markets distinct product lines: Medication Management Systems, Blood Management Systems and Perioperative Management Systems. The Blood Management and Perioperative Management Divisions operate primarily in the United States. The Medication Management Division operates both in the United States and in the United Kingdom with different software systems designed for the specific requirements of each market.

The Company's products are designed to improve operational efficiency by improving the availability, quality and timeliness of clinical information while enabling health care facilities to decrease expenses associated with managing these clinical processes.  These benefits are of critical importance to clinicians and administrators who face increasing financial, regulatory and patient safety pressures.

The Company believes that it has the largest number of stand-alone, departmental systems installed in the departmental pharmacy and blood bank systems markets and that these products gained their leadership position because of rich functionality, ease of integration and a focus on customer service.

The Company continues to invest in its products and to expand the functionality it offers its customers.  The Company’s strategy is to provide products that address not only the traditional workflows in the pharmacy, blood bank and perioperative departments but also to provide products that address other important workflow needs throughout the applicable clinical suite. The Company believes this strategy, the “Best of Suite” approach, differentiates it from the industry’s catalog and “best of breed” vendors.

The Company also believes this strategy will create new opportunities to sell products within the Company’s established customer base and to new customers as well.  For example, in Medication Management the Company’s offering includes products for clinician order, pharmacy fulfillment, medication reconciliation and bedside administration. The Blood Management Division provides products encapsulating donor and transfusion management as well as the management of emerging biologics such as stem cells. The Perioperative Management Division’s strategy has expanded to include the functional and operational management of Pre-Op, Post-Op, and Post-Anesthesia Care Unit environments.

In order to better align the names of its divisions with the “Best of Suite” approach, the Blood Bank Division was renamed the Blood Management Division and the Operating Room Division was renamed the Perioperative Management Division.

The Healthcare Information Systems Industry

The healthcare industry in the United States is highly fragmented, complex, and inefficient. Comparatively, the healthcare industry has invested less in information technology than many other industries. While advances in medical technology have provided physicians, nurses and other caregivers leading edge diagnostic and therapeutic technologies, the information systems supporting the management and clinical processes of these complex healthcare organizations have made insufficient progress. A substantial portion of clinical workflow still depends upon manual paper-based systems interfaced with various automated or semi-automated systems.

As a result, the health care industry is generally economically inefficient and produces significant variances in medical outcomes. While waste and utilization rates are rarely made public patient safety and the publicity surrounding medical errors have focused a tremendous amount of scrutiny on hospitals and care providing institutions. Recent news reports and professional studies have highlighted patient safety errors and influenced governmental activity.

For example:

•
In February 2001, the Food and Drug Administration (“FDA”) published a report entitled "Doing What Counts for Patient Safety; Federal Actions to Reduce Medical Errors and Their Impact." This report enumerated the high level of human error in healthcare and underscored the potential tainting of the U.S. blood supply.

•
The Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), which has oversight responsibility for hospitals, has the authority to revoke the accreditation of hospitals that fail to meet JCAHO standards of care. A hospital’s failure to meet JCAHO’s standards could result in the loss of critical Medicare and Medicaid reimbursement revenue.

•
In 2004, President George W. Bush appointed a National Health IT Coordinator. The National Health IT Coordinator reports directly to the Secretary of Health and Human Services, and is responsible for promoting the expanded use of information technology in healthcare. The President continues to support legislative initiatives related to the use of IT systems in healthcare.

•
In July 2006 the Institute of Medicine published a study on medication errors. The study found that on average a patient suffers one medication error every day the patient stays in the hospital. The study concluded that 1.5 million people are harmed and thousands are killed each year in hospitals due to medication errors. In addition to the patient risk, the study estimated that errors cost the nation at least $3.5 billion annually.

The Company believes that in addition to healthcare industry evolution, the impact of regulatory developments and patient safety initiatives which will drive the need for improved management information systems, specific potential health threats such as the variant Creutzfeldt-Jakob (mad cow) virus, and patient medication safety will require organizations to re-examine their ability to track and analyze patients, donors, procedures and outcomes. Mediware's products, which integrate operating and clinical systems, are targeted to facilitate solutions to these healthcare industry issues.

The Company anticipates that the continued increase in government regulation, public and competitive pressure regarding errors occurring in hospitals, and growing concern over clinical outcomes, will increase the industry’s expenditures on clinical information systems. This belief is supported by the fact that the Leapfrog Group, a consortium of large employers that spends approximately $40 billion annually on healthcare, has called for investment into computerized information systems. Further, President Bush pledged financial support for increased healthcare IT standards and incentives to make IT investments for hospitals more appealing. Mediware believes that its products can play a role in moving healthcare IT standards forward, and can deliver significant results for customers.

Competition in the market for clinical information systems is intense. The principal competitive factors are the functionality of the system, its design and capabilities, site references, ability to install, process redesign capabilities, reputation for ongoing support, the potential for enhancements, price, departmental versus enterprise sales and salesmanship. Also key is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company's products and each sale.

The Company seeks to develop strategic relationships that are complementary to its core markets and product set, and that provide a greater value proposition to the customer than could be realized without the strategic relationship. The Company’s business strategy includes the possibility of growth through acquisitions and other corporate transactions. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with any strategic relationship or transaction candidate.

Blood Management Division

The Blood Management Division is a supplier of information and management software systems to blood donor and transfusion centers. Hospitals and blood centers face pressures to improve the safety of the blood supply by reducing errors, improving screening and increasing throughput and cost efficiencies. These pressures exist despite pressures across healthcare to reduce costs and to address ongoing personnel shortages. Mediware's user-friendly blood bank software systems are intended to help hospitals and blood centers address these issues. The software is designed to reduce costs through automatic report production, decreased paperwork, and automated billing. The Company's products are also designed to improve blood supply safety and the productivity of blood center personnel through the use of user-defined truth tables and automatic linking to donors' historical records, among other features. Donor recruitment programs may also be enhanced though Mediware’s donor software by making tele-recruiters more productive.

In fiscal 2003, the Company received 510(k) clearance from the FDA on its next generation blood transfusion product - HCLL™ and began marketing the HCLL software to new and existing customers. The first shipment of the new software was in June 2003. In 2004, the first site “went live” with HCLL software. During 2005, the full HCLL product roll-out commenced and started to develop momentum. During fiscal 2005, the Company also received 510(k) clearance for its complementary HCLL donor software product. This new product addresses the donor needs of hospitals and smaller blood centers. HCLL Transfusion and HCLL Donor are clinical applications that address blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers. These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing. They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services. HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area identified as a key to controlling the rising cost of blood products.

The Blood Management Division, through its LifeTrak® software, also provides large complex blood centers full function tools for blood collection and processing, donor recruitment, testing and inventory control. LifeTrak software can operate in multiple operating environments enabling each customer to configure hardware according to its own needs and budgetary constraints. The Unix-based LifeTrak software system is more suitable for larger complex customer donor sites, while the HCLL Donor system is generally a more cost effective solution for hospitals and smaller donor centers.

In the spring of 2004, the Blood Management Division started migrating the users of its two legacy products, Hemocare® and LifeLine™, which were originally installed in the early 1980s, to Mediware’s HCLL software product. The two legacy products had a large installed base within the transfusion management market and represent an important opportunity for new sales for the Division. The Company is coordinating with these customers to support their migration to HCLL software, and the Company expects the contracting phase of this migration program to be largely completed by the end of its fiscal year ended June 30, 2007. The Company has already licensed the HCLL software product for use at more than 200 customer sites. The Company anticipates, but cannot assure, that the sales of its HCLL software products will increase through the end of the 2007 fiscal year as the migration of legacy customers continues.

The Division is also looking to new products and markets to continue its growth. The Division believes it is positioned to benefit from cord blood stem cell initiatives emerging both in the private and public sectors. The Division is developing software products, based on its core products and knowledge of FDA requirements that address tracking, documentation and cord blood stem cell management. The Division is also working to expand its product offerings into the broader market for biologic products, including, for example bone and tissue related software solutions. The Division is also working to provide a bedside tool to support hand-held computer tools at the patient bedside to reduce the occurrence of medical errors. Bedside transfusions are complex and require extensive checking to ensure the right blood product is transfused to the right patient at the right time and in proper quantity and quality. Once the transfusion is completed, extensive documentation in the form of a transfusion administration record must be completed to ensure proper continuity of care and avoid liability.

In addition to its initial sale of software, the Division generates revenue from professional services and post-contract support. These ongoing support contracts currently account for over 50% of this Division's revenue and are recurring in nature. As customers transition from the Division’s legacy products to HCLL software, the Company expects revenue from systems sales to increase and to represent more than 50% of the Division’s total revenue until the completion of the sunset program in June 2007.

The Blood Management Division markets its products primarily through a direct sales force. Additionally, the Division is working to develop complementary reseller relationships for certain of its ancillary products.

The Blood Management Division competes primarily with vendors of laboratory information systems ("LIS") providing a blood bank subsystem as a part of their laboratory product, as well as other companies that market stand-alone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company. The Company believes, however, that due to the functionality of the HCLL software, the Company is well-positioned in the blood bank system market and that it has a good reputation with its Blood Management Division customers, including many multi-facility health care systems for high quality service.

Medication Management Division

The Medication Management Division is a supplier of clinical information and management software systems to hospitals, mental health facilities, penal institutions and other institutions that require the administration and management of medication. The Division’s software products and the supporting processes are intended to help customers improve patient safety while reducing costs and improving clinical documentation. Additionally, the software helps medical facilities address the increasing number of government mandates including security and documentation requirements. The software can improve patient safety by providing intelligent alerts and warnings and can reduce costs and improve records by automating workflow for bedside drug administration and ordering. In short, the Medication Management Division’s software provides specialized tools for the management of the primary aspects of pharmaceutical care including order entry, billing, education, utilization, administration, and reconciliation.

The Medication Management Division’s WORx® drug therapy software is designed for the in-patient and outpatient pharmacy. It can serve as the hub for a customer’s drug therapy management. This includes integration with automated drug dispensing cabinets and dispensing devices and providing access to clinical data via the Internet/intranet using a standard web browser on multiple platforms, including hand-held and wireless devices.

Since its introduction, WORx has been licensed to approximately 250 customer sites. The product's market acceptance encompasses hospitals of all sizes, including strategically important multi-site hospitals. The Medication Management Division has developed features and functions designed to help improve patient safety and manage pharmacy operations effectively. The Company has implemented bi-directional orders interfaces between WORx and some of the major Health Information Systems ("HIS") vendors. These interfaces allow WORx to populate the HIS systems with complete, accurate, and up-to-the-minute patient medication profiles. In addition, these interfaces allow pharmacists to effectively manage medication orders input into third party systems by nurses and other healthcare professionals. This interfacing ability provides a valuable utility for assuring medication orders are interpreted and dispensed correctly.

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

The Medication Management Division released two new products, MediCOETM and MediMAR® in fiscal 2004. These products are fully integrated with the WORx software and provide a complete drug therapy management system with a physician order entry module (MediCOE) and nurse point of care administration and bedside documentation module (MediMAR). The MediCOE software provides clinicians an efficient, effective method to enter medication orders and manage drug therapy. The MediCOE software’s internet technology allows clinicians to make orders from any secure internet location anytime. Orders entered in the MediCOE software undergo a prospective evaluation based on the patient’s current medical profile to identify potential adverse outcomes. Potential problems can be identified by the clinician at order entry and can be corrected or explained at the point of care. The MediMAR software, on the other hand, serves as an electronic medication administration and bedside documentation record. It produces a dynamic and complete representation of the patient’s medication profile, including clinician orders, medication list, allergies and notes or alerts to increase patient safety. The MediMAR software uses bar code, wireless, handheld, and other technologies to allow caregivers efficient and accurate methods to document patient medication administration. Both the MediCOE and MediMAR software have been successfully installed at customer sites. Based on those successes, the Company is targeting its large WORx software customer base and net new customers with the MediCOE and MediMAR products.

Like the Blood Management Division, the Medication Management Division generates revenue from software sales, professional services and post-contract support. In the Medication Management Division, support contracts currently account for over half of the Division’s revenue. As the MediCOE and MediMAR products progress, the Company expects that license fees will increase and support contracts will make up a smaller portion of the Division’s revenue.

The Medication Management Division competes against the largest providers of healthcare information technology, including Cerner, General Electric, Siemens and others. It also competes against other niche competitors. These competitors often have significantly greater resources than Mediware, but the Company believes that its products are well positioned and have functionality that can lead to continued growth for the Division. The Medication Management Division markets directly through a sales force and other marketing channels utilized by the Medication Management Division, including reseller agreements with distribution partners and focused sales channels.

The Medication Management Division also includes the Company's United Kingdom operating business JAC Computer Services, Ltd. (“JAC”). JAC markets and supports its pharmacy and stock control system to pharmacy departments of hospitals throughout the U.K. and Ireland. The Company’s U.K. division includes an installed base of over 250 customer sites, representing over 80 National Health Service (“NHS”) trusts. JAC’s product offering includes WORx JAC System, a prescribing module and an inventory control module (“Stock Control”). The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration. This module has been installed in 14 U.K. customer sites and allows hospitals to comply with Level 3 patient records standards required by U.K. law. The Company’s Stock Control product handles medication tracking from ordering and delivery to dispensing. The installed base is approximately 36% of the acute beds within the NHS.

In the beginning of 2004, the NHS in England undertook a historic national program to purchase and update England’s NHS health care IT, which the government has identified as the “Connecting for Health” program. This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England. The NHS has entered into contracts to license software and services. JAC is designated as a preferred supplier of pharmacy stock control for a subcontractor in the program.

Perioperative Management Division

Mediware’s Perioperative Management Division supplies information and management software systems to hospitals for use in the operating room setting. In recent years, hospital surgical suites and operating rooms have been pressured to better manage their costs and expenses. The Perioperative Management Division’s software provides scheduling tools, which help ensure efficient use of hospital facilities, as well as other important tools needed to capture and document the entire operating room event. The software also offers a comprehensive database that can assist operating room management personnel with management tools, information and reports that are needed to identify performance improvement opportunities.

The Division’s lead product is Perioperative Solutions™ which provides the operating room the broad scope of software functionality needed in a well-managed perioperative department. Perioperative Solutions provides the full functionality necessary to manage an operating room and its associated functions while supporting and documenting the entire perioperative clinical event, providing information that is crucial for compliance with insurance and regulatory reporting, and identifying potential opportunities for improvement throughout the entire process.

Development activities are focused on adding features to the software that enhance these benefits. The Perioperative Management Division also offers PS Tracker™ and PS Clinical Intelligence™. These software modules allow Perioperative Solutions customers to identify, execute, and measure specific initiatives to benefit from both their investment in Perioperative Solutions and from the new practices it enables. PS Tracker has been designed so that operating room management and hospital administrators can intuitively mine the comprehensive database created by Perioperative Solutions to improve operations and manage costs. PS Clinical Intelligence addresses one of the most pressing issues with operating room information systems: keeping the thousands of surgeon-specific preferences up to date. It automates this process by analyzing case histories and making recommendations for improvements in specific preferences. Other features under development are expected to provide new capabilities to enable hospitals to better comply with recent regulatory and accreditation requirements.

The Perioperative Management Division generates revenue from new software sales and post-contract support. Support contracts relating to legacy Perioperative Solutions customers are anticipated to comprise a significant percentage of its revenue during fiscal 2007.

The Perioperative Management Division markets on a direct sales basis. It is also pursuing strategic reseller arrangements. Like the other Divisions, it also competes against other best of breed vendors and enterprise-wide vendors with significantly more resources than the Company. The Division, however, believes that the quality and functionality of its products are positioned well to succeed in the market.

Research and Development

Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Expenditures for software development for fiscal 2006, 2005, and 2004 were $8,820,000, $8,840,000 and $8,875,000, respectively. Of the total expenditures during fiscal 2006, 2005 and 2004, $4,565,000, $5,300,000 and $5,804,000, respectively, were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Employees

As of June 30, 2006, the Company had 202 full-time employees of which 182 were employed domestically. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base. The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 2006, there were 14 consultants working on various projects.

Seasonality

The Company's operations are not subject to seasonal fluctuations.

Geographic Information
(Amounts in thousands)
	For Year Ended June 30,
	2006	2005	2004
Revenue
United States	$33,607	$32,777	$33,569
United Kingdom	4,264	3,782	3,085
Total	$37,871	$36,559	$36,654

	For Year Ended June 30,
	2006	2005	2004
Long-lived assets
United States	$24,012	$24,622	$23,981
United Kingdom	580	607	440
Total	$24,592	$25,229	$24,421

The Company believes that the principal risks distinguishing its foreign operations are fluctuations in the exchange rates between British pounds and U.S. dollars, the distinct medical regulatory environment of the United Kingdom and the market involvement of the NHS.

Backlog

At June 30, 2006, the Company had a backlog of approximately $18,288,000, of which approximately $852,000 related to contracted software and hardware sales and approximately $17,436,000 related to implementation, training and deferred support and maintenance services. Software sales and services backlog consist of products and services sold under signed contracts, which have not yet been recognized as revenue. At June 30, 2005, the Company had a backlog of approximately $16,852,000, of which approximately $1,032,000 related to contracted software and hardware sales and approximately $15,820,000 related to implementation, training and deferred support and maintenance services.

Item 1A. Risk Factors.

This Annual Report on Form 10-K contains forward-looking statements.
This Annual Report on Form 10-K contains forward-looking statements. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of our forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. Factors discussed elsewhere in this Form 10-K could also cause actual results to differ materially. Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. We undertake no obligation to publicly update or revise any forward-looking statements.

The changing members of our senior management team create special risks for us.

Our senior management team has recently undergone significant changes. Our chief executive officer, James Burgess, joined Mediware in October 2005. We also hired Paul O’Toole in January 2006 as general manger for our Perioperative Management Division. On February 2006, Mary Truvillion was hired as vice president of human resources, a new position expected to centralize HR functions for the Company. Also in February 2006, John Van Blaricum was hired as vice president of marketing and communications to centralize Mediware’s marketing activities. In March 2006, John Damgaard was promoted to general manager of the Blood Management Division after serving as the Division’s chief operating officer for the preceding three years. Kevin Ketzel, who joined Mediware in October 2005, became the general manager of our Medication Management Division in April 2006. Mr. Ketzel’s promotion enabled the planned transition of Mike Crabtree, who led the Medication Management Division for 5 years, to transition to a consulting role focused on establishing growth oriented strategic partnerships. On June 30, 2006, the Company’s CFO, Jill Suppes, resigned. The Company has commenced a search for a new Chief Financial Officer. Mr. Mark Williams, the Company’s controller, is acting as the Company’s principal accounting and financial officer until a replacement is found. As the new management team gains an understanding of our business and products and new roles in the Company are defined, our short-term and long-term direction may change and the changes may not improve our future results of operations or financial condition.

If we do not manage our strategic changes effectively, our financial performance could be harmed.

We have recently made strategic changes that have placed, and will continue to place, pressures on our management, administrative and operational infrastructure as well as on our results of operations. Mediware has changed and added to its senior management team, added marketing infrastructure and added implementation personnel. These employees have limited experience with us and may have a limited understanding of our systems and controls. We also reduced our workforce by approximately 10% on February 17, 2006. These departed employees possessed knowledge of our business, relationships with our customers and other employees and skills that were not replaced. These personnel changes may make it more difficult for us to ensure that we operate efficiently and effectively. Furthermore, we have incurred and will continue to incur expense to hire and train our new personnel even though their immediate productivity is uncertain and there is no guarantee that they will have a positive impact on our revenues, operations or results of operations.

Our United Kingdom business is subject to risks that are different from our other businesses.

A significant portion of the business of our Medication Management Division is based in the United Kingdom. These foreign operations encounter risks and uncertainties specific to the United Kingdom such as:

•	government spending

•	regulation of our products, customers and employees

•	uncertain contract terms and conditions

•	trade protection regulation

•	taxation

•	economic conditions

•	customer demands and payment practices and

•	changing competitors.

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

We license third-party software products that we incorporate into our own software products. These products may include operating systems, relational database management systems, knowledge/clinical databases and other key systems. The termination by any third-party vendor of our licenses to use these products, or a significant change to a relied upon product, could have a material adverse effect on our operations. Changes to the third-party products could cause:

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

Hospital networks reduce our sales opportunities and may reduce profitability.

Many hospitals are consolidating and forming (or becoming part of) integrated healthcare delivery networks. The formation of these networks might reduce the number of discrete prospects we may target on a “best-of-suite” basis and could provide more negotiating leverage to our prospective customers. These events could reduce our sales prices, increase the length of our sales cycle and otherwise could negatively affect our revenue and income.

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

Our strategy in all three of our operating divisions includes licensing “best of suite” products to customers, which requires customer acceptance of our products and strategy.

While we believe that each of our “best of suite” products is positioned to succeed in the market place, there is no assurance that customers will accept our “best of suite” strategy or accept our products to the extent that we expect. If our customers instead select a single-vendor, enterprise-wide system that automates all functions of the hospital, rather than the discrete functions targeted by our products, our sales will decrease.

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

Our license fee revenue will be adversely affected after June 2007 if we do not successfully implement a near-term strategy to replace the revenue derived from the migration of the Blood Management Division’s legacy products.

Over the last few years, our Blood Management Division has experienced increased license fee revenue as a result of the migration of its customers from our legacy blood bank products to our HCLL software product, and we expect that our license fee revenues will continue to benefit from the migration through fiscal year 2007. However, after June 30, 2007, Mediware will experience decreased license revenue unless we develop and implement a near-term strategy to replace that revenue.

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

The hospitals that comprise the primary market for the products of our Blood Management, Medication Management and Perioperative Management Divisions must comply with various U.S. and U.K. national, state and local statutes and regulations. The decisions and actions of various governmental and regulatory bodies administering these laws may significantly influence operations of hospitals, blood banks and healthcare organizations and could have a material adverse effect on our business, results of operations or financial condition.

In addition, our Blood Management products are regulated as medical devices by the FDA. Blood bank software vendors are also subject to the FDA’s Quality Systems Regulations. Although we try to ensure that our internal quality system complies with federal guidelines, full compliance with existing or any future guidelines, or inspection procedures is unpredictable. We have dedicated substantial time and resources to comply with guidelines and regulations applicable to the products of our Blood Management Division. The FDA enforces compliance by using recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and the inability to timely remedy any non-compliance, resulting in any of the above actions, would likely have a material adverse effect on our business, financial condition and results of operations. If the FDA expands its scope of regulation of our Medication Management or Perioperative Management Division products, it would be costly to implement the FDA Quality Systems Regulation procedures. Furthermore, any new products of the Blood Management Division may not be approved by the FDA, which would diminish the value of our research and development for those products and could impair the future financial performance of the Division.

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

Despite testing, software products as complex as those we offer and use in a wide range of clinical and health information systems settings contain a number of errors or “bugs”, especially early in their product life cycle. Our products are clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to the wide range of environments in which the systems are installed. Due to these factors, the discovery of defects or errors could cause:

•	delays in product delivery

•	poor client references

•	payment disputes

•	contract cancellations

•	contract disputes, including warranty claims and lawsuits and/or

•	additional expenses and payments to rectify problems.

Any of these factors could delay our product sales or have an adverse effect upon our business, results of operations or financial condition.

Our operating results can fluctuate due to irregular system sales.

Our revenue and results of operations can fluctuate substantially from quarter to quarter. System sales in any fiscal year depend substantially upon our sales performance and customers’ budgeting and buying practices. System sales may fluctuate due to:

•	contract activity

•	demand for our products and services

•	lengthy and complex sales cycles

•	customers’ internal budgets for new technology systems, customers’ technical resources to deploy technology and

•	customers’ personnel availability.

Additionally, our ability to recognize anticipated revenue may be materially affected by the terms of a final contract. Factors that impact contract terms and revenue include the following:

•	Systems contracts may include both currently deliverable and non-deliverable software products

•	Customer needs for services that include significant modifications, customization or complex interfaces that could delay product delivery or acceptance

•	Customer-specific acceptance criteria and

•	Payment terms that are long-term or depend upon contingencies.

The sales for the Medication Management Division’s full suite of products involve more hospital departments and longer implementation cycles. This exacerbates many of the foregoing risks.

Our stock price may be volatile due largely as a result of relatively low trading volume.

The trading price of Mediware’s common stock may fluctuate significantly from time to time. Generally, Mediware’s common stock has relatively low trading volume which can cause transactions in a relatively small number of shares to significantly impact the price of the stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's corporate headquarters are located in Lenexa, Kansas, where it occupies approximately 18,000 square feet of leased space. The Company also leases office space in Melville, New York (8,000 square feet), Scotts Valley, California (9,000 square feet), Dallas, Texas (5,000 square feet), Oak Brook, Illinois (15,000 square feet) and Portland, Oregon (1,000 square feet). The Company's United Kingdom operations are headquartered in Basildon, Essex where it occupies leased space totaling approximately 6,000 square feet.

Item 3. Legal Proceedings.

On March 6, 2006, Triad Laboratory Alliance, LLC d/b/a Spectrum Laboratory Network (“Spectrum”) filed suit against Mediware in the General Court for Justice, Superior Court Division, County of Guilford, North Carolina. The case has been removed from North Carolina state court to the United States District Court for the Middle District of North Carolina. Spectrum seeks an unspecified amount of damages (exceeding $300,000) due to, among other things, the alleged breach by Mediware of certain of its representations and warranties under its license agreement and the violation of certain unfair trade practices under North Carolina law that could require Mediware to pay treble damages.

On June 9, 2005, the Company filed a breach of contract action in the United States District Court for the Eastern District of North Carolina for approximately $285,000 against WakeMed, a hospital corporation based in North Carolina (“WakeMed”). Mediware alleges that WakeMed has breached its payment and related obligations under its software license agreement for software licensed from Mediware. On June 17, 2005, the Company removed from North Carolina state court to the Eastern District Court a suit filed by WakeMed on June 8, 2005. These actions have been consolidated into a single action in federal court.  WakeMed has sought repayment of all of its license fees totaling $395,000 alleging that Mediware violated its representations, warranties and certain unfair trade practices under North Carolina law that could require Mediware to pay treble damages.

In October 2004, the Superior Court of El Dorado County, California granted summary judgment on behalf of Donnie L. Jackson, Jr. against Global Med Technologies, Inc. (“Global Med”) and awarded Mr. Jackson, among other things, the reimbursement of attorneys’ fees, costs and interest. The Company has incurred attorneys’ fees and costs on behalf of Mr. Jackson, a former officer of the Company, in connection with this case, which was commenced on September 23, 2002 by Global Med. Global Med accused Mr. Jackson of breaching contractual obligations and covenants to Global Med. Global Med has appealed this summary judgment and has been ordered to deposit into escrow amounts required by the court to cover the awarded fees, costs and interest. In the event that Mr. Jackson ultimately prevails in this case, the Company anticipates that it will be reimbursed for the attorneys’ fees and costs plus interest advanced to Mr. Jackson in an amount in excess of $670,000.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq Capital Market (formerly the Nasdaq Small Cap Market) under the symbol MEDW.

The following table sets forth the high and low sales prices for the Company's common stock for each quarterly period of the fiscal years ended June 30, 2006 and 2005, as reported by Nasdaq.

	2006		2005
	High	Low	High	Low

First Quarter	$10.57	$7.82	$13.00	$9.00
Second Quarter	$12.13	$7.68	$13.95	$9.50
Third Quarter	$13.35	$9.75	$13.50	$9.77
Fourth Quarter	$10.68	$8.65	$13.59	$9.76

As of August 11, 2006, there were approximately 185 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders. The Company does not currently intend to pay dividends, but it may review the benefits of paying dividends in the future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,140,000	$9.12	1,231,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,140,000	$9.12	1,231,000

Item 6. Selected Financial Data.
(In thousands, except per share data)

Statements of Operations Data
For the years ended June 30,
	2006	2005	2004	2003	2002
Revenue
System sales	$12,164	$11,731	$12,421	$12,564	$11,541
Services	25,707	24,828	24,233	20,419	18,544

Total revenue	37,871	36,559	36,654	32,983	30,085

Cost of sales
Cost of systems (1)	2,197	2,262	2,392	2,487	2,885
Cost of services (1)	7,483	7,441	7,331	6,263	5,588

Total cost of sales	9,680	9,703	9,723	8,750	8,473

Gross profit (1)	28,191	26,856	26,931	24,233	21,612

Amortization of capitalized software	4,828	4,247	3,710	2,199	1,844
Software development costs	4,255	3,540	3,071	2,757	3,269
Selling, general and administrative	16,114	14,584	14,507	12,939	12,072
Proceeds from settlement				(614)
Net interest and other income	(677)	(235)	(235)	(56)	(3)

Income before income taxes	3,671	4,720	5,878	7,008	4,430

Income tax expense	(1,343)	(1,784)	(2,271)	(2,619)	(1,799)

Net income	$2,328	$2,936	$3,607	$4,389	$2,631

Net income per common share
Basic	$0.29	$0.38	$0.48	$0.60	$0.36

Diluted	$0.28	$0.36	$0.44	$0.56	$0.35

Weighted average common shares outstanding
Basic	8,009	7,790	7,463	7,300	7,228
Diluted	8,288	8,152	8,174	7,844	7,611

Balance Sheet Data
As of June 30,

Cash and cash equivalents	$18,996	$14,839	$10,213	$7,525	$3,228
Working capital (deficit)	18,095	12,917	9,783	4,241	(718)
Total assets	53,723	49,533	46,202	38,806	32,188
Debt	29	54	1,494	1,387	1,352
Common stock and APIC	30,425	28,720	27,193	24,735	24,104
Retained Earnings (accumulated deficit)	8,087	5,759	2,823	(784)	(5,173)
Total stockholders' equity	38,501	34,538	30,065	23,935	18,864

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

Capitalized Software Costs

Capitalized computer software costs consist of certain costs incurred to create and develop computer software products. The Company accounts for capitalized software costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed.” As such, the Company capitalizes all software production costs incurred upon the establishment of technological feasibility for the product or enhancement, which ceases upon its general release.

Technological feasibility occurs upon the completion of the planning, designing, coding and testing activities that are necessary to establish that the product or enhancement can be produced to meet its design specifications, including its functions, features and technical performance requirements.

The Company amortizes capitalized software development costs for each product and enhancement over the estimated useful life of the product or enhancement, which ranges from 5 to 7 years. These estimates are based on available information, including product life cycles, past history with similar products, the market and anticipated market share for the product and other factors unique to the product.

The Company reports capitalized software costs at the lower of unamortized cost or net realizable value. Net realizable value for capitalized software costs for each product or enhancement is determined by subtracting the estimated costs of completing and disposing of the product from the estimated future revenue of the product. These estimates are based on available information, including product life cycles, past history and market for the products or enhancement, the market share the Company expects to achieve, current and future pricing of the products, the existing customer base, and other factors unique to each product.

The evaluation of net realizable value is inherently very subjective. However, the Company believes its calculation of net realizable value has historically been accurate in all material respects. Due to the size of our customer base, which generates a recurring support revenue stream, combined with anticipated system sales from our new products, the Company has not historically experienced, and does not anticipate, any significant changes to the net realizable value of our current capitalized software development costs.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics Corporation in May 1990, certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions in June 1996, and Informedics, Inc. in September 1998. Commencing July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and evaluates for impairment utilizing undiscounted projected cash flows. As of June 30, 2006, the Company believes that no such impairment has occurred. Accumulated amortization for goodwill was $2,336,000 at June 30, 2006 and 2005. Goodwill was reduced by the recognition of related income tax benefit during fiscal 2006 and 2005.

Material Changes in Results of Operations: fiscal 2006 versus fiscal 2005

Total revenue increased in fiscal 2006 compared to fiscal 2005 and the Company’s gross profit improved as well. However, net income decreased in fiscal 2006 compared to fiscal 2005 because of increases in non-capitalized software development costs, amortization of capitalized software costs and selling, general and administrative expenses.

The Company has several products that are maturing in their life cycle. As a result, a greater portion of the continuing development costs are required to be expensed in fiscal 2006 as compared to fiscal 2005 even though the total expenditures for research and development costs remained relatively constant between the two years. Additionally, recent software releases have also resulted in greater amortization of capitalized software costs in fiscal 2006 compared to fiscal 2005. The Company expects amortization of capitalized software costs and software development costs to continue to increase during fiscal 2007 because of the development cycle of its products.

Increased selling, general and administrative costs are the result of several factors. Compensation expense is recognized under SFAS 123R in fiscal 2006 but was not in the prior year. Since October 2005, the Company has changed and added to its senior management team and added marketing infrastructure and implementation personnel. The Company believes that its additional management, sales and marketing resources will enable Company to participate in more sales opportunities and broaden the Company’s potential base of customers. In an effort to help offset the additional costs of the foregoing, Mediware reduced its workforce by approximately 10% on February 17, 2006. The reductions primarily effected employees supporting the Company’s sunset, legacy blood bank products and various administrative resources whose functions were centralized at the Company’s headquarters in Lenexa, Kansas.

Total revenue for fiscal 2006 is $37,871,000 compared to $36,559,000 in fiscal 2005, an increase of $1,312,000 or 3.6%. Revenue in the Blood Management Division increased $1,844,000, or 10.3%, to $19,781,000 in fiscal 2006 compared to $17,937,000 in fiscal 2005. The Medication Management Division (excluding JAC) recorded a decrease of $308,000, or 2.5%, to $12,210,000 in fiscal 2006 from $12,518,000 in fiscal 2005. JAC recorded an increase of $482,000, or 12.7%, to $4,264,000 in fiscal 2006 compared to $3,782,000 in fiscal 2005. The Perioperative Management Division recorded a decrease of $706,000, or 30.4%, to $1,616,000 in fiscal 2006 compared to $2,322,000 in fiscal 2005.

System sales, which include proprietary software, third party software and hardware revenue, were $12,164,000 in fiscal 2006, an increase of $433,000, or 3.7%, from $11,731,000 in fiscal 2005. System sales for the Blood Management Division were $6,475,000, an increase of $456,000, or 7.6%, from $6,019,000 in fiscal 2005. The increase reflects increased licensing activity as the Division’s legacy Hemocare and LifeLine product customers migrate to the next generation HCLL product. Mediware believes, but cannot give any assurance, that HCLL system sales will continue to grow, as customers continue the migration from legacy systems to the next generation HCLL product through the end of fiscal 2007, after which system sales from the migration will substantially decline. System sales in the Medication Management Division (excluding JAC) decreased $19,000, or 0.5%, from $4,063,000 in fiscal 2005 to $4,044,000 in fiscal 2006. The decrease resulted from a decrease in sales associated with an initiative that commenced in fiscal 2005 to sell additional proprietary user licenses and third-party software licenses to current customers to ensure compliance with the terms of the customers’ existing license agreements. System sales resulting from that program decreased from $1,276,000 in fiscal 2005 compared to $63,000 in fiscal 2006. Mediware does expect sales from this program to continue in future years, at levels that are consistent with fiscal 2006 sales levels. The decrease in system sales was partially offset by increased system sales of the MediMAR and MediCOE products in fiscal 2006. The Company believes, but cannot give any assurance, that system sales of the MediMAR and MediCOE products will continue to improve as the Company’s sales and marketing efforts associated with the products continue. JAC recorded an increase in system sales of $447,000, or 46.7%, from $957,000 in fiscal 2005 to $1,404,000 in fiscal 2006. The increase reflects additional sales activity resulting from JAC’s current status as a preferred supplier of pharmacy stock control for a subcontractor in the United Kingdom’s “Connecting for Health” program. While the Company believes system sales at JAC will continue to increase, the third party vendors with whom JAC has business relationships may not continue to act as service providers for the Connecting for Health Program. If this occurs, JAC may not continue to be a preferred supplier for the Stock Control system, and JAC’s sales could be adversely impacted. The Perioperative Management Division experienced a decrease in system sales of $451,000 or 65.2% from $692,000 in fiscal 2005 to $241,000 in fiscal 2006. The decrease reflects the fact that the migration of its customers from the legacy Surgiware system to the Perioperative Solution product has been largely completed, but the decrease was partially offset by the purchase of Perioperative Solutions by new customers.

Service revenue, which includes recurring software support, implementation and training services increased $879,000, or 3.5%, from $24,828,000 in fiscal 2005 to $25,707,000 in fiscal 2006. Service revenue for the Blood Management Division increased $1,388,000, or 11.6%, from $11,918,000 in fiscal 2005 to $13,306,000 in fiscal 2006. The increase in service revenue is primarily due to increased rates on renewing support contracts with existing customers as well as increased implementation activity on HCLL contracts signed within the last year. Service revenue in the Medication Management Division (excluding JAC) decreased $289,000, or 3.4%, from $8,455,000 in fiscal 2005 to $8,166,000 in fiscal 2006. The decrease in service revenue is primarily due to a decline in ongoing implementation projects. Service revenue for JAC increased $35,000, or 1.2%, from $2,825,000 in fiscal 2005 to $2,860,000 in fiscal 2006. This increase in service revenue is primarily due to increased implementation activity on contracts signed within the last fiscal year. Service revenue in the Perioperative Management Division decreased $255,000, or 15.6%, from $1,630,000 in fiscal 2005 to $1,375,000 in fiscal 2006. The decrease in service revenue reflects a decline in ongoing implementation projects.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its integrated system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems decreased $65,000, or 2.9%, from $2,262,000 in fiscal 2005 to $2,197,000 in fiscal 2006. Gross margin on system sales, excluding amortization of capitalized software costs, was 81.9% in fiscal 2006 compared with 80.7% in fiscal 2005. The increase in gross margin reflects reduced sales of lower margin computer hardware and sublicensed software components.

Cost of services includes the salaries of client service personnel and direct expenses of the client service departments. Cost of services for fiscal 2006 increased $42,000, or 0.6%, over the previous year. The increase in cost of services primarily reflects increased staff levels to support the rollout of the HCLL products. Despite the increase in cost of services, gross margin on service revenue improved from 70.0% in fiscal 2005 to 70.9% in fiscal 2006. The Company believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current rates.

Amortization of capitalized software increased $581,000, or 13.7%, from $4,247,000 in fiscal 2005 to $4,828,000 in fiscal 2006. This increase is primarily due to increased amortization of capitalized software costs related to recent releases of the HCLL and MediMAR products.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities. Software development costs increased $715,000, or 20.2%, from $3,540,000 in fiscal 2005 to $4,255,000 in fiscal 2006. This increase represents the Company’s focus on the design of new enhancements and development efforts on software previously released to the market. Expenditures for this type of development are generally expensed and not capitalized. Total expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $8,820,000 in fiscal 2006, compared to $8,840,000 in fiscal 2005, a decrease of $20,000 or 0.2%. The Company expects continued product development investment in all of its Divisions.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees including costs associated with Sarbanes-Oxley; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses increased $1,531,000, or 10.5%, from $14,584,000 in fiscal 2005 to $16,114,000 in fiscal 2006. This increase reflects increases in labor and related benefit costs and marketing related activities as well as payments of bonuses, recruiting and transition costs associated with changes to the senior management team and non-cash stock option compensation expense required by SFAS 123R. These increases were partially offset by reductions in legal and accounting expenses, and the completion of the amortization of the LifeTrak products which ended in fiscal 2005.

Net income for fiscal year 2006 was $2,328,000 compared to a net income for fiscal year 2005 of $2,936,000.

Material Changes in Results of Operations: fiscal 2005 versus fiscal 2004

Total revenue for fiscal 2005 was $36,559,000 compared to $36,654,000 in fiscal 2004, a decrease of $95,000 or 0.3%. The Perioperative Management Division recorded a decrease of $151,000, or 6.1%, to $2,322,000 in fiscal 2005 compared to $2,473,000 in fiscal 2004. JAC recorded an increase of $697,000, or 22.6%, to $3,782,000 in fiscal 2005 compared to $3,085,000 in fiscal 2004. The Medication Management Division (excluding JAC) recorded a decrease of $3,128,000, or 20.0%, to $12,518,000 in fiscal 2005 from $15,646,000 in fiscal 2004. Revenue in the Blood Management Division increased $2,486,000, or 16.1%, to $17,937,000 in fiscal 2005 compared to $15,451,000 in fiscal 2004.

System sales were $11,731,000 in fiscal 2005, a decrease of $690,000, or 5.6%, from $12,421,000 in fiscal 2004. The Perioperative Management Division experienced a decrease in system sales of $86,000, or 11.1%, from $778,000 to $692,000. The decrease reflects the near completion of the Division’s heritage customer migration to Perioperative Solutions. JAC recorded an increase of $223,000, or 30.4%, to $957,000 in fiscal 2005. The increase reflects additional sales activity resulting from JAC being named as a preferred supplier of pharmacy stock control for a subcontractor as part of the United Kingdom’s new national program for information technologies, which the government has identified as the “Connecting for Health” program. System sales in the Medication Management Division decreased $2,465,000, or 37.8%, to $4,063,000 from $6,528,000. The decrease reflects lower sales of the base WORx system. During fiscal 2005, the Company commenced an initiative to sell additional proprietary user licenses and related third-party software licenses to certain customers, based on their current usage levels, pursuant to the terms of customers’ existing license agreements. During fiscal 2005, the Company reported system sales of $1,276,000 resulting from this initiative. During fiscal 2005, the Company restructured the Medication Management division to reflect the integration of its three primary products, WORx, MediMAR and MediCOE into a single medication management solution. The restructuring better aligns the identity of our clinical solution with the needs of potential customers. During fiscal 2005, the Division met two significant milestones as it migrates from a WORx stand-alone base sale to an integrated medication management sale. The Division made an early adopter sale of its integrated medication management solution, and the Division gained separate reference sites for both the MediCOE and MediMAR products. System sales for the Blood Management Division were $6,019,000, an increase of $1,638,000, or 37.4%, from $4,381,000 in fiscal 2004. The increase reflected the initial customer migration from the Division’s heritage products to the HCLL software, the Division’s next generation blood transfusion system.

Service revenue increased $595,000, or 2.5%, to $24,828,000 in fiscal 2005 from $24,233,000 in fiscal 2004. Service revenue in the Perioperative Management division decreased $65,000, or 3.8%, to $1,630,000 in fiscal 2005 from $1,695,000 in fiscal 2004. The decrease in service revenue was primarily due to a decline in ongoing implementation projects. Service revenue for JAC increased $475,000, or 20.2%, to $2,825,000 in fiscal 2005 compared to $2,350,000 in fiscal 2004. This increase in service revenue is primarily due to increased implementation activity on contracts signed within the last fiscal year. Service revenue in the Medication Management division (excluding JAC) decreased $663,000, or 7.3%, to $8,455,000 in fiscal 2005 from $9,118,000 in fiscal 2004. The decrease in service revenue is primarily due to lower utilization rates on a specific contract and a decline in ongoing implementation projects. Service revenue for the Blood Management division increased $848,000, or 7.7%, to $11,918,000 in fiscal 2005 compared to $11,070,000 in fiscal 2004. This increase in service revenue was primarily due to increased rates on renewing support contracts with existing customers as well as increased implementation activity on HCLL contracts signed within the last year.

Cost of systems decreased $130,000, or 5.4%, during fiscal 2005 due to the overall decrease in system revenue during fiscal 2005. The gross margin, excluding amortization of capitalized software costs, on system sales was 80.7% in both fiscal 2005 and fiscal 2004.

Cost of services increased $110,000, or 1.5%, in 2005 over the previous year. The increase in cost of services was primarily attributed to increases in implementation personnel as the Company increased staff levels for the rollout of its new MediMAR, MediCOE and HCLL products. Despite the increase in cost of services, gross margin on service revenue improved to 70.0% for fiscal 2005 compared to 69.7% for fiscal 2004.

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

Software development increased $469,000 in fiscal 2005 to $3,540,000 compared to $3,071,000 in fiscal 2004, which represents the Company’s focus on functional improvements and new enhancement designs. Total expenditures for software development were $8,840,000 in fiscal 2005, compared to $8,875,000 in fiscal 2004, a decrease of $35,000 or 0.4%. This decrease primarily reflected decreased expenditures of $199,000 and $54,000 in the Blood Management Division and Medication Management Division (excluding JAC), respectively, partially offset by increases of $107,000 and $111,000 in the Perioperative Management Division and JAC, respectively.

SG&A expenses increased $77,000, or 0.5%, from $14,507,000 in fiscal 2004 to $14,584,000 in fiscal 2005. This increase reflects increased marketing expenses and consulting services relating to compliance with Sarbanes-Oxley. These increases are partially offset by decreases in legal expense and health care costs.

Net income for fiscal year 2005 was $2,936,000 compared to a net income for fiscal year 2004 of $3,607,000.

Liquidity and Capital Resources at June 30, 2006 and 2005

As of June 30, 2006, the Company had cash and cash equivalents of $18,996,000 and working capital of $18,095,000, compared to cash and cash equivalents of $14,839,000 and a working capital of $12,917,000 at June 30, 2005. The current ratio at June 30, 2006 was 2.6 to 1 compared to 2.1 to 1 at June 30, 2005. Cash provided by operating activities was $7,966,000 and $11,183,000 for the fiscal years ended June 30, 2006 and 2005, respectively. The decrease in cash provided by operating activities in fiscal 2006 is primarily due to reduced net income and changes in accounts receivable, accounts payable, accrued expenses and customer advances.

Accounts receivable increased $682,000 from $8,066,000 at June 30, 2005 to $8,748,000 at June 30, 2006. Days sales outstanding was 84 and 81 at June 30, 2006 and 2005, respectively, which is near the Company’s current internal target of 80 days. The principal uses of cash for investing activities during the fiscal years ended June 30, 2006 and 2005 included purchases of fixed assets and investments in product development. During fiscal 2006, the Company purchased $519,000 of fixed assets as part of routine improvements and replacements to its internal systems, compared to $849,000 for fiscal 2005. The Company capitalized new product development of $4,565,000 and $5,300,000 for fiscal years 2006 and 2005, respectively. The investments in product development were related to the Company's ongoing efforts to enhance its products for the Blood Management, Medication Management and Perioperative Management Divisions. The Company plans to continue to review market expansion opportunities through internal development and/or the acquisition of products/companies that complement or augment the existing line of products.

The Company received $1,020,000 and $1,023,000 in fiscal 2006 and 2005 related to the exercise of stock options. During fiscal 2005, the Company repaid all outstanding principal and accrued interest in the amount of $1,419,000 on a note payable to the Chairman of the Board of Directors of the Company.

The Company's liquidity is influenced by its ability to perform on a "best of suite" basis in a competitive industry. Factors that may affect liquidity include the Company's ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented. Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company's existing line of products, the Company believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future. The Company continues to review its long-term cash needs. Currently, there are no plans for additional outside financing, except that the Company may consider establishing a new line of credit.

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

Tabular Disclosure of Contractual Obligations

The Company's contractual obligations at June 30, 2006 for long-term debt and for operating leases are as follows (amounts in thousands):

Contractual Obligations
	Payments Due by Year
	Total	2007	2008	2009	2010	2011	After 2011
Long-Term Debt Obligations	$29	$25	$4	$0	$0	$0	$0
Operating Lease Obligations	1,654	1,174	207	137	68	68	0
Total	$1,683	$1,199	$211	$137	$68	$68	$0

The Company does not have any material capital lease obligations, purchase obligations or other long-term liabilities.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3” (“SFAS No.154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 also applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have an impact on its financial condition and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS No. 133”) and SFAS No. 140,“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for all financial instruments acquired or issued in first fiscal years beginning after September 15, 2006. Management is assessing the potential impact of SFAS No. 155 on the Company’s financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s financial condition and results of operations.

In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on the Company’s financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Although the Company does not believe the amount is material, the Company does have some exposure to foreign currency rate fluctuations arising from sales made to customers in the United Kingdom. These transactions are made by the Company's U.K.-based, wholly owned subsidiary which transacts business in the local functional currency. To date, the Company has not entered into any derivative financial instruments to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

Item 8. Financial Statements and Supplemental Data.

The Financial Statements and Notes required by this Item are included in this Report starting on page 35.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and Principal Accounting Officer, to allow timely decisions regarding required disclosure. Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2006.

There were no material changes in Mediware’s internal controls over the financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. Notwithstanding the foregoing, Mediware recently reported the resignation of Ms. Jill Suppes, the company’s chief financial officer. Mr. Mark Williams, the Company’s controller, is acting as the Company’s principal accounting and financial officer until a new CFO is hired. Inherent with any change in management is a change in understanding of the control environment and the internal controls. Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The Company’s management, under the supervision and with the participation of the Company’s CEO and Principal Accounting Officer, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Mediware Information Systems, Inc. ("Mediware") maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Mediware's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Mediware's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Mediware maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, Mediware maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mediware Information Systems, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006, and our report dated August 4, 2006 expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP
New York, New York
August 4, 2006

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Income for the years ended
June 30, 2006, 2005, and 2004

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualification Accounts

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit No. 4 to the Registration Statement on Form S-8, filed on July 3, 1996.
3.2	Certificate of Amendment of the Certificate of Incorporation	Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-8, filed on October 4, 2004.
3.3	Certificate of Correction of Restated Certificate of Incorporation
3.4	Certificate of Amendment of the Certificate of Incorporation
3.5	By-laws
10.1	Agreement between the Company and Intellimed Corporation dated September 25, 1990.	Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-18.
10.2	Employment Agreement between Mediware Information Systems, Inc. and George J. Barry dated August 25, 2004.	Incorporated by reference to Exhibit 10.53 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
10.3	Employment Agreement between Mediware Information Systems, Inc. and Michael L. Crabtree dated June 5, 2004.	Incorporated by reference to Exhibit 10.54 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
10.4	Employment Agreement between Mediware Information Systems, Inc, and Frank Poggio dated August 16, 2004	Incorporated by reference to Exhibit 10.55 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
10.5	Employment Agreement between Mediware Information Systems, Inc. and Jill Suppes dated May 20, 2005.	Incorporated by reference to Exhibit 10.56 in the Current Report on Form 8-K, filed on May 23, 2005.

10.6	Employment Agreement between Mediware Information Systems, Inc, and Rob Weber dated May 20, 2005.	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on May 23, 2005.
10.7	Employment Agreement between Mediware Information Systems, Inc. and Matthew Peterson dated June 27, 2005.	Incorporated by reference to Exhibit 10.58 in the Current Report on Form 8-K, filed on July 1, 2005.
10.8	Form of Amendment to 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.58 in the Current Report on Form 8-K, filed on March 25, 2005.
10.9	Form of Amendment to 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.59 in the Current Report on Form 8-K, filed on March 25, 2005.
10.10	Amended and Restated Employment Agreement, dated as of December 13, 2004, between Mediware Information Systems, Inc. and Donnie L. Jackson.	Incorporated by reference to Exhibit 10.56 in the Current Report on Form 8-K, filed on December 13, 2004.
10.11	Agreement, dated as of December 13, 2004, by and between Mediware Information Systems, Inc. and Donnie L. Jackson, Jr.	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on December 13, 2004.
10.12	Mediware Information Systems, Inc. 2003 Equity Incentive Plan.	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, file on November 10, 2003.
10.13	Form 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Plan Agreement.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10.14	Mediware Information Systems, Inc. 2001 Stock Option Plan.	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, filed on December 31, 2001.
10.15	Form of 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10.16	Employment Agreement dated as of April 18, 2003 between Mediware Information Systems, Inc. and Robert Tysall-Blay.	Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.17	Employment Agreement between Mediware Information Systems, Inc. and James F. Burgess dated October 10, 2005.	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed on October 12, 2005.
10.18	Employment Agreement between Mediware Information Systems, Inc. and Kevin Ketzel dated as of April 1, 2006.	Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2006.
10.19	Employment Agreement between Mediware Information Systems, Inc. and John Damgaard dated March 16, 2006.	Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2006.
10.20	Letter Agreement dated as of July 1, 2006 between Mediware Information Systems, Inc. and Jill H. Suppes.	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed on July 7, 2006.

10.21	Employment Agreement dated as of June 30, 2006 between Mediware Information Systems, Inc. and Mark Williams.	Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K, filed July 7, 2006.
11	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share.
21	List of Subsidiaries.
23	Consent of Eisner LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date:	September 6, 2006	BY: /s/ JAMES F. BURGESS
JAMES F. BURGESS
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ JAMES F. BURGESS	President, Chief Executive Officer & Director	September 6, 2006
JAMES F. BURGESS	(Principal Executive Officer)

/s/ MARK B. WILLIAMS	Acting Chief Accounting Officer	September 6, 2006
MARK B. WILLIAMS	(Principal Accounting Officer)

/s/ LAWRENCE AURIANA	Chairman of the Board	September 6, 2006
LAWRENCE AURIANA

/s/ JONATHAN CHURCHILL	Director	September 6, 2006
JONATHAN CHURCHILL

/s/ ROGER CLARK	Director	September 6, 2006
ROGER CLARK

/s/ JOSEPH DELARIO	Director	September 6, 2006
JOSEPH DELARIO

	Director	September 6, 2006
DR. JOHN GORMAN

	Director	September 6, 2006
IRA NORDLICHT

/s/ ROBERT SANVILLE	Director	September 6, 2006
ROBERT SANVILLE

/s/ DR. CLINTON WEIMAN	Director	September 6, 2006
DR. CLINTON WEIMAN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. as of June 30, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. as of June 30, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2006. In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mediware Information Systems, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 4, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP
New York, New York
August 4, 2006

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	June 30,	June 30,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$18,996	$14,839
Accounts receivable (net of allowance of $923 and $626)	8,748	8,066
Inventories	160	208
Deferred income taxes	481	452
Prepaid expenses and other current assets	746	739

Total current assets	29,131	24,304

Fixed assets, net	1,220	1,361
Capitalized software costs, net	19,286	19,548
Goodwill, net	3,971	4,203
Other long-term assets	115	117

Total Assets	$53,723	$49,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,084	$1,742
Current portion of note payable	25	24
Advances from customers	7,767	7,489
Accrued expenses and other current liabilities	2,160	2,132

Total current liabilities	11,036	11,387

Note payable	4	30
Deferred income taxes	4,182	3,578

Total liabilities	15,222	14,995

Commitments and contingencies (Note 12)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; 8,078,000 and 7,881,000 shares issued and outstanding in 2006 and 2005, respectively	808	788
Additional paid-in capital	29,617	27,932
Retained earnings	8,087	5,759
Accumulated other comprehensive income (loss)	(11)	59

Total stockholders' equity	38,501	34,538

Total Liabilities and Stockholders' Equity	$53,723	$49,533

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except earnings per share)

	For the Years Ended June 30,
	2006	2005	2004

Revenue
System sales	$12,164	$11,731	$12,421
Services	25,707	24,828	24,233

Total revenue	37,871	36,559	36,654

Cost and Expenses
Cost of systems (1)	2,197	2,262	2,392
Cost of services (1)	7,483	7,441	7,331
Amortization of capitalized software costs	4,828	4,247	3,710
Software development costs	4,255	3,540	3,071
Selling, general and administrative	16,114	14,584	14,507

Total costs and expenses	34,877	32,074	31,011

Operating income	2,994	4,485	5,643

Interest and other income	685	260	280
Interest and other expense	(8)	(25)	(45)

Income before income taxes	3,671	4,720	5,878
Income tax provision	(1,343)	(1,784)	(2,271)

Net income	2,328	2,936	3,607

Other comprehensive income (loss)
Foreign currency translation adjustment	(70)	10	65

Comprehensive income	$2,258	$2,946	$3,672

Net income per Common Share
Basic	$0.29	$0.38	$0.48
Diluted	$0.28	$0.36	$0.44

Weighted Average Common Shares Outstanding
Basic	8,009	7,790	7,463
Diluted	8,288	8,152	8,174

(1) Excludes amortization of Capitalized Software Costs

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2006, 2005 and 2004
(Amounts in thousands)

	Common Stock		Additional Paid-In	Deferred	Retained Earnings Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Total

Balance at June 30, 2003	7,358	$736	$23,999	$-	$(784)	$(16)	$23,935

Exercise of stock options	306	30	1,158				1,188
Tax benefit from exercise of stock options			1,270				1,270
Foreign currency translation adjustment						65	65
Net income					3,607		3,607

Balance at June 30, 2004	7,664	766	26,427	-	2,823	49	30,065

Exercise of stock options	217	22	1,001				1,023
Issuance of restricted common stock				(183)			(183)
Surrendered restricted common stock				183			183
Tax benefit from exercise of stock options			504				504
Foreign currency translation adjustment						10	10
Net income					2,936		2,936

Balance at June 30, 2005	7,881	788	27,932	-	5,759	59	34,538

Exercise of stock options	197	20	1,000				1,020
Stock based compensation expense			335				335
Tax benefit from exercise of stock options			350				350
Foreign currency translation adjustment						(70)	(70)
Net income					2,328		2,328

Balance at June 30, 2006	8,078	$808	$29,617	$-	$8,087	$(11)	$38,501

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended June 30,
	2006	2005	2004
Cash Flows From Operating Activities
Net income	$2,328	$2,936	$3,607
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	5,485	5,091	4,890
Deferred tax provision	809	1,599	2,232
Stock based compensation expense	335	-	-
Provision for doubtful accounts	620	398	328
Changes in operating assets and liabilities:
Accounts receivable	(1,302)	1,758	(3,370)
Inventories	48	19	19
Prepaid and other assets	(5)	51	(242)
Accounts payable, accrued expenses and advances from customers	(352)	(669)	432
Net cash provided by operating activities	7,966	11,183	7,896

Cash Flows From Investing Activities
Acquisition of fixed assets	(519)	(849)	(733)
Capitalized software costs	(4,565)	(5,300)	(5,804)
Net cash used in investing activities	(5,084)	(6,149)	(6,537)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	1,020	1,023	1,188
Excess tax benefit from exercise of stock options	350	-	-
Proceeds from issuance of note payable	-	-	89
Principal payments on note payable	(25)	(22)	(13)
Principal payments on note payable to related party	-	(1,419)	-
Net cash (used in) provided by financing activities	1,345	(418)	1,264

Foreign currency translation adjustments	(70)	10	65

Net increase in cash and cash equivalents	4,157	4,626	2,688
Cash at beginning of year	14,839	10,213	7,525
Cash at end of year	$18,996	$14,839	$10,213

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$40	$123	$149
Interest on note payable	$2	$728	$3

Supplemental disclosures of noncash financing activities:
Additional paid-in capital recorded for excess tax benefit from exercise of stock options prior to the adoption of SFAS 123(R)	-	$504	$1,270
Reduction of goodwill recorded for tax benefit of related amortization	$232	$232	$232

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
Mediware Information Systems, Inc. and Subsidiaries ("Mediware" or the "Company") develops, markets, licenses, implements and supports clinical management information software systems used by hospitals. The Company's systems are generally designed to automate departments of a hospital, namely, the blood bank, the pharmacy, and the operating room, and to serve blood centers. A system consists of the Company's proprietary application software, third-party licensed software, computer hardware and implementation services, training and annual software support.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. The Company’s significant areas of estimation include determining the allowance for uncollectible accounts, valuing certain accrued liabilities and determining whether the carrying value of goodwill and capitalized software development costs is impaired.

Revenue Recognition
The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, configuration, training and ongoing support of the software. Software license revenue is generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of hardware is generally recognized upon shipment. Fees for installation, training and consultation are recognized as the services are provided. If the Company enters into arrangements with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, "Software Revenue Recognition" as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104 and Emerging Issues Task Force (“EITF”) 00-21. Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

Advertising Costs
Costs of advertising are expensed as incurred and amounted to $572,000, $464,000 and $310,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Inventory
Inventory consists primarily of third-party software licenses held for resale and computer hardware. Both are valued at the lower of cost or market. Cost is determined based on the specific identification method. Inventory consists of the following at June 30:

	2006	2005
Software Licenses	$113,000	$136,000
Computer Hardware	47,000	72,000
	$160,000	$208,000

Fixed Assets
Furniture, equipment and leasehold improvements are valued at cost. Depreciation for furniture and equipment is provided on the straight-line method over their estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is shorter.

Capitalized Software Costs
Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed," once technological feasibility has been established the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of the software, which ranges from five to seven years. Amortization expense for the years ended June 30, 2006, 2005 and 2004 was $4,828,000, $4,247,000 and $3,710,000, respectively. Capitalized software costs consisted of the following activity (in thousands):

	For the Year Ended June 30,
	2006	2005
Capitalized software costs
Beginning of year	$38,176	$32,876
Additions	4,565	5,300
	42,741	38,176
Less accumulated amortization	23,455	18,628
	$19,286	$19,548

Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics in May 1990, Informedics in September 1998 and certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions, in June 1996. Accumulated amortization for goodwill was $2,336,000 at June 30, 2006 and 2005. There was no amortization expense for the years ended June 30, 2006, 2005 or 2004. Goodwill was reduced by certain income tax benefits amounting to $232,000 for each of the years ending June 30, 2006 and 2005.

Commencing July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and evaluates for impairment utilizing undiscounted projected cash flows. As of June 30, 2006, management believes no such impairment has occurred.

Software Products Acquired and Purchased Technology
As a part of the acquisition of Informedics in September 1998, the Company obtained certain software products as well as technologies under development. A portion of the acquisition price of Informedics was allocated to software products based on the net present value of the projected income stream over the expected economic life of the specific products, which the Company expected to continue to market. This amount, totaling $498,000, was amortized over 5 years using the straight-line method. Purchased technology costs of $1,541,000 related to the acquisition of rights to LifeTrak, a comprehensive donor blood center software package, from Carter BloodCare in November 1999 was amortized over 5 years. In July 2001, the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. to purchase for $325,000 the rights to market an integrated testing module that was developed as part of the LifeTrak product. Purchased technology was fully amortized at June 30, 2005. Amortization costs for purchased technology charged to operations were $135,000 and $456,000 during fiscal years 2005 and 2004, respectively.

Foreign Currency Translations
The functional currency for the Company's JAC subsidiary is the British pound. The translation to U.S. dollars is consistent with SFAS No. 52, “Foreign Currency Translation.” The net gain or loss resulting from these foreign currency translations is reported as other comprehensive income or loss in the accompanying financial statements. The Company recorded a foreign currency translation loss of $70,000 in 2006 and foreign currency translation gains of $10,000 and $65,000 in 2005 and 2004, respectively.

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

Earnings Per Common Share
Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. The weighted average shares outstanding used in the calculations of earnings per share were as follows (in thousands):

	For the Year Ended June 30,
	2006	2005	2004
Shares outstanding, beginning	7,881	7,664	7,358
Weighted average shares issued	128	126	105
Weighted average shares outstanding - basic	8,009	7,790	7,463
Effect of dilutive securities	279	362	711
Weighted average shares outstanding - diluted	8,288	8,152	8,174

Potential common shares not included in the calculation of net income per share, as their effect would be anti-dilutive, are as follows (in thousands):

	For the Year Ended June 30,
	2006	2005	2004
Stock Options	595	192	75

Fair Value of Financial Instruments
The Company estimates its fair value disclosures for financial instruments, using the following methods and assumptions. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. Fixed-rate long-term obligations are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2006 and 2005, the fair value of the Company's long-term obligations approximated its carrying value.

Stock-Based Compensation
Commencing July 1, 2005, Mediware adopted SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their grant date fair values.

Prior to adopting SFAS 123R, Mediware accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). Mediware has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and Opinion 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of June 30, 2006, the Company anticipates all outstanding options will vest.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior periods:

	For the Year Ended June 30,
	2005	2004
Reported net income	$2,936,000	$3,607,000
Stock-based employee compensation determined under the fair value based method under FAS 123, net of related tax effects	(1,992,000)	(727,000)

Pro forma net income	$944,000	$2,880,000
Income per share:
Basic - as reported	$0.38	$0.48
Basic - pro forma	$0.12	$0.39

Diluted - as reported	$0.36	$0.44
Diluted - pro forma	$0.12	$0.35

As a result of adopting SFAS 123R on July 1, 2005, the Company’s income before income taxes and net income for the year ended June 30, 2006, are $335,000 and $208,000 lower, respectively, than if it had continued to account for share based compensation under Opinion 25. Basic and diluted earnings per share for the year ended June 30, 2006 would have been $0.32 and $0.31, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.29 and $0.28, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $350,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3” (“SFAS No.154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 also applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have an impact on its financial condition and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS No. 133”) and SFAS No. 140,“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for all financial instruments acquired or issued in first fiscal years beginning after September 15, 2006. Management is assessing the potential impact of SFAS No. 155 on the Company’s financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s financial condition and results of operations.

In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on the Company’s financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

3. SYSTEM SALES

In July 2004, the Company initiated a program to monitor customer usage, which resulted in the sale of additional proprietary user licenses and related third party software under the terms of customers’ existing license agreements. As a result, the Company recognized system sales of $63,000 and $1,276,000 for the fiscal years ending June 30, 2006 and 2005, respectively.

4. FIXED ASSETS

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows (in thousands):

	As of June 30,
	2006	2005	Estimated Useful Life
Computers and office equipment	$6,667	$6,182	3-5 Years
Furniture and fixtures	1,059	1,043	5 Years
Leasehold improvements	385	367	5-7 Years
	8,111	7,592
Less accumulated depreciation	6,891	6,231
	$1,220	$1,361

Depreciation expense was $660,000, $709,000 and $724,000 in 2006, 2005 and 2004, respectively.

5. ADVANCES FROM CUSTOMERS

Advances from customers represent contractual payments received by the Company. It is principally comprised of support and maintenance revenue that is paid by customers in advance monthly, quarterly or annually in accordance with support contracts. Support revenue is recognized ratably over the terms of the support contracts.

6. ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,
	2006	2005
Payroll and related benefits	$856	$809
Accounting, legal and other professional fees	393	389
Contract labor	160	114
Royalties	254	257
Deferred rent	118	176
Other	379	387
	$2,160	$2,132

7. NOTES PAYABLE

The Company owed $1,419,000 to its Chairman of the Board of Directors, including accrued interest at prime plus 0.25%. In August 2004, the Company repaid the note and accrued interest.

In November 2003, the Company entered into a note payable agreement in the amount of $100,000. The note is secured by certain furniture and equipment and is payable in monthly installments of $2,222 through August 2007. The note does not bear interest, and the related implied discount of $11,000 is being amortized over the life of the agreement.

Future maturities of notes payable are as follows:

For the Year Ended June 30,
2007	25,000
2008	4,000
$29,000

8. STOCK BASED COMPENSATION

Share Option Plan

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. In February 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 500,000 to 1,000,000. In December 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 1,000,000 to 2,000,000. Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock. Options may be granted for a period of up to ten years. Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained. The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards. The additional 300,000 shares of common stock can only be granted as option awards. As of June 30, 2006, 1,231,000 shares were available for issuance under this plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options. Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of June 30, 2006 no options were available to be issued under this Plan.

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

The Company accounts for stock-based compensation following the provisions of SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation. The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options. The aggregate noncash stock based compensation expense amounted to $335,000 for the year ended June 30, 2006.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Year Ended June 30,
	2006	2005	2004
Risk-free interest rates	4.18% - 5.11%	4.00% - 4.50%	3.83% - 4.73%
Expected option life in years	6 - 7	5 - 7	4 - 8
Expected stock price volatility	35%	39%	70%
Expected dividend yield	-0-	-0-	-0-

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate option exercise and employee and director termination within the valuation model; separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that options granted are expected to be outstanding; the range given above results from groups of employees and directors exhibiting different behavior. Expected volatilities are based on historical volatility of the Company’s stock. The Company has not paid any dividends in the past and does not expect to pay any in the near future.

The following table sets forth summarized information concerning the Company's stock options as of June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	1,354,000	$8.81

Granted	150,000	8.84
Exercised	(198,000)	5.16
Forfeited or expired	(166,000)	11.03

Outstanding at June 30, 2006	1,140,000	$9.12	4.3	$535,000

Expected to vest at June 30, 2006	1,140,000	$9.12	4.3	$535,000

Options exercisable at June 30, 2006	973,000	$9.16	4.4	$420,000

The weighted average fair value at date of grant for options granted during the years ended June 30, 2006, 2005 and 2004 was $3.95, $4.80 and $6.92 per option, respectively. The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004, was $693,000, $1,391,000 and $3,340,000, respectively. The fair value of the nonvested shares is determined based on the average trading price of the Company’s shares on the grant date.

The Company generally issues new shares upon the exercise of stock options.

Cash received from options exercised under all share-based payment arrangements for the years ended June 30, 2006, 2005 and 2004 was $1,020,000, $1,023,000 and $1,188,000, respectively. The actual tax benefit realized for the tax deductions related to option exercises of the share-based payment arrangements totaled $350,000, $504,000 and $1,270,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

A Summary of the status of the Company’s nonvested options as of June 30, 2006, and changes during the year ended June 30, 2006, is presented below:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2005	78,000	$3.92
Granted	150,000	3.95
Canceled or expired	(3,000)	4.59
Vested	(58,000)	3.79
Nonvested at June 30, 2006	167,000	$4.00

As of June 30, 2006, there was $377,000 of total unrecognized compensation cost related to nonvested options granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of shares vested during the years ended June 30, 2006, 2005 and 2004 was $220,000, $1,296,000 and $5,480,000, respectively.

The following table presents information relating to stock options at June 30, 2006:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 0.00 - $ 4.49	168,000	$3.62	3.2	168,000	$3.62
$ 4.50 - $ 7.49	102,000	$6.79	1.4	102,000	$6.79
$ 7.50 - $ 8.99	219,000	$8.03	3.6	114,000	$8.09
$ 9.00 - $ 10.49	247,000	$9.96	5.7	205,000	$10.08
$ 10.50 - $11.99	182,000	$10.89	2.9	182,000	$10.89
$11.99 - $13.49	137,000	$12.51	6.6	117,000	$12.45
$13.50 - $14.99	85,000	$13.87	7.2	85,000	$13.87
	1,140,000			973,000

During fiscal 2005, the Company entered into an employment agreement with an officer of the Company. Under the terms of this agreement, the Company granted the officer 25,000 shares of restricted common stock. The shares were subject to certain restrictions and scheduled to vest in August 2005. The fair value of the related common stock on the grant date was $252,000. The related compensation expense was being recognized in the financial statements over the vesting period. Under the terms of the same employment agreement, an additional 25,000 shares of restricted common stock were granted to the officer, subject to shareholder approval, which was obtained in February 2005. These shares were subject to certain restrictions and scheduled to vest in August 2006. The fair value of the related common stock on the approval date was $308,000. The related compensation expense was being recognized in the financial statements over the vesting period. In May 2005, the officer returned the 50,000 shares of restricted common stock. Accordingly, compensation expense of $183,000 previously recorded was reversed.

During fiscal 2005, the Company entered into agreements with five employees to modify the terms of 160,000 existing stock options. Under the terms of those agreements, the related out-of-the-money stock options immediately vested. Additionally, certain restrictions were added to limit when employees can sell the underlying stock. The restrictions correspond with the original option vesting periods. The agreements were entered into to minimize the impact of SFAS 123R of the Company’s results of operations for future periods.

During fiscal 2006, the Company modified the existing terms of options held by two former members of the Board of Directors. Under the terms of those modifications, the lives of the options were extended. The Company recorded $60,000 of noncash compensation expense related to these agreements for the year ended June 30, 2006, with a corresponding credit to paid in capital.

During fiscal 2006, the Company entered into agreements with certain key employees. Under the terms of these agreements, the Company granted the employees 155,000 restricted shares of Common Stock (the “Performance Shares”). The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share. The Performance Shares may result in compensation expense in future periods of up to $1,383,000, the fair value on the date of grant. The probability of achieving these performance goals is not currently determinable. Accordingly, Mediware has not recognized any related compensation expense for the year ended June 30, 2006. Mediware will reassess at each reporting period whether achievement of any performance condition is probable and will begin recognizing the related costs if and when the performance conditions become probable.

A Summary of the status of the Company’s nonvested restricted common stock as of June 30, 2006, and changes during the year ended June 30, 2006, is presented below:

Nonvested Restricted Common Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2005	-	$-
Granted	155,000	8.93
Canceled or expired	-	-
Vested	-	-
Nonvested at June 30, 2006	155,000	$8.93

9. INCOME TAXES

Income tax expense (benefit) is as follows (in thousands):

	For the Year Ended June 30,
	2006	2005	2004
Current:
State	$60	$127	$86
Foreign	124	58	(47)
	184	185	39
Deferred:
Federal	1,037	1,431	1,998
State	122	168	234
	1,159	1,599	2,232
	$1,343	$1,784	$2,271

The deferred income tax provision does not include $232,000 for each of the years ended June 30, 2006, 2005 and 2004 relating to the income tax benefit realized on goodwill amortized for tax purposes. The deferred income tax provision also does not include an income tax benefit relating to the exercise of certain stock options amounting to $350,000, $504,000 and $1,270,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

The principal components of the net deferred income taxes are as follows:

	2006	2005
Deferred tax asset:
Net operating loss carryforwards	$2,726	$3,574
Business tax credit carryforwards	278	278
Stock-based compensation	122	-
Valuation reserves and accruals deductible in different periods	479	455
Alternative minimum tax	176	176

Deferred tax liability:
Depreciation and amortization	(153)	(181)
Software cost capitalization	(7,329)	(7,428)
Net deferred tax liability	$(3,701)	$(3,126)

Domestic and foreign income before income taxes is:

	For the Year Ended June 30,
	2006	2005	2004
Domestic	$2,987	$4,517	$6,090
Foreign	684	203	(212)
	$3,671	$4,720	$5,878

The difference between the tax expense reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

	For the Year Ended June 30,
	2006	2005	2004
Federal income tax at statutory rate	$1,249	$1,605	$1,999
State income tax	179	195	235
Foreign tax (benefit)	(109)	(11)	(47)
Other, including non-deductible expenses	24	(5)	84
	$1,343	$1,784	$2,271

As of June 30, 2006, the Company has net operating loss ("NOL") carryforwards of approximately $8,582,000 available to reduce future federal taxable income of which $1,408,000 is subject to limitations in accordance with Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur. The Company also has available general business tax credit carryforwards of $278,000 and alternative minimum tax credits of $176,000 to reduce future federal income tax expense. The NOL and business tax credit carryforwards expire in various amounts from 2007 to 2025.

10. RETIREMENT PLAN

The Company implemented a 401(k) Retirement Plan (the "Retirement Plan") in 1995, which was amended in June 1998, and covers all eligible employees. Participants may contribute up to the maximum allowable per the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Retirement Plan, subject to certain limitations. The Company contribution to the Retirement Plan was $196,000, $163,000 and $161,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

11. RELATED PARTY TRANSACTIONS

During 2006, 2005 and 2004, expenses totaling $15,000 each year were paid for consulting services provided by a director/stockholder of the Company.

12. COMMITMENTS AND CONTINGENCIES

(a) Operating Leases
Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2011. Under these leases, minimum commitments are as follows (in thousands):

For the Year Ended June 30,
2007	1,174
2008	207
2009	137
2010	68
2011	68
$1,654

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rent expense for the years ended June 30, 2006, 2005 and 2004 amounted to $1,417,000, $1,335,000 and $1,130,000, respectively.

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

14. FOREIGN CURRENCY RISK

The Company has exposure to exchange rate fluctuations arising from obligations settled in foreign currencies. The Company has approximately $1,535,000 subject to such risk at June 30, 2006.

15. SEGMENT INFORMATION

The Company has three distinct product lines: Medication Management systems, Blood Management systems and Perioperative Management systems. Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these operating divisions into one reporting segment. Revenue by product line are as follows (in thousands):

	Years Ended June 30,
	2006	2005	2004
Medication Management Systems	$16,474	$16,300	$18,730
Blood Management Systems	19,781	17,937	15,452
Perioperative Management Systems	1,616	2,322	2,472
Total	$37,871	$36,559	$36,654

Selected financial information by geographic area is as follows (in thousands):

	For the Year Ended June 30,
	2006	2005	2004
Revenue from Unaffiliated Customers:
United States	$33,607	$32,777	$33,569
United Kingdom	4,264	3,782	3,085
Total	$37,871	$36,559	$36,654

Net Income:
United States	$1,844	$2,789	$3,772
United Kingdom	484	147	(165)
Total	$2,328	$2,936	$3,607

	As of June 30,
	2006	2005	2004
Identifiable Assets:
United States	$50,068	$46,651	$43,612
United Kingdom	3,655	2,882	2,590
Total	$53,723	$49,533	$46,202

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2006 and 2005 is as follows (table in thousands, except per share amounts):

	Fiscal Quarter Ended 2006
	Sep. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	Jun. 30, 2006
Net sales and service	$9,408	$9,388	$9,968	$9,107
Gross profit (1)	7,010	6,880	7,402	6,899
Net income	737	398	632	561
Net income per share, diluted	$0.09	$0.05	$0.08	$0.07

	Fiscal Quarter Ended 2005
	Sep. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005
Net sales and service	$8,480	$9,226	$9,881	$8,972
Gross profit (1)	6,171	6,875	7,305	6,505
Net income	643	949	830	514
Net income per share, diluted	$0.08	$0.12	$0.10	$0.06
(1) Excludes amortization of capitalized software costs

MEDIWARE INFORMATION SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2006 allowance for doubtful accounts	$626	$620	$--	$(323)	$923
Year ended June 30, 2005 allowance for doubtful accounts	$657	$398	$--	$(429)	$626
Year ended June 30, 2004 allowance for doubtful accounts	$557	$328	$--	$(228)	$657