Form 10-Q
period 2006-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2006-10-31
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 20, 2006, there were 8,116,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

Index
PART I	FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	September 30, 2006 (Unaudited)	June 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$20,939	$18,996
Accounts receivable (net of allowance of $938 and $923)	8,286	8,748
Inventories	146	160
Deferred income taxes	461	481
Prepaid expenses and other current assets	1,031	746
Total current assets	30,863	29,131

Fixed assets, net	1,154	1,220
Capitalized software costs, net	18,903	19,286
Goodwill, net	3,913	3,971
Other long-term assets	115	115
Total Assets	$54,948	$53,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,407	$1,084
Current portion of note payable	24	25
Advances from customers	8,168	7,767
Accrued expenses and other current liabilities	2,062	2,160
Total current liabilities	11,661	11,036

Note payable	-	4
Deferred income taxes	4,223	4,182
Total liabilities	15,884	15,222

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued
Common stock, $.10 par value; authorized 25,000,000 shares; 8,116,000 and 8,078,000 shares issued and outstanding at September 30,2006 and June 30, 2006, respectively	811	808
Additional paid-in capital	29,974	29,617
Retained earnings	8,251	8,087
Accumulated other comprehensive income (loss)	28	(11)
Total stockholders' equity	39,064	38,501
Total Liabilities and Stockholders' Equity	$54,948	$53,723

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	Three Months Ended September 30, (Unaudited)
	2006	2005

Revenue
System sales	$2,323	$3,180
Services	6,152	6,228

Total revenue	8,475	9,408

Cost and Expenses
Cost of systems (1)	559	531
Cost of services (1)	1,968	1,867
Amortization of capitalized software costs	1,266	1,141
Software development costs	1,043	1,111
Selling, general and administrative	3,603	3,689

Total costs and expenses	8,439	8,339

Operating income	36	1,069

Interest and other income	235	126
Interest and other expense	2	(4)

Income before income taxes	273	1,191
Income tax provision	(109)	(454)

Net income	164	737

Other comprehensive income (loss)
Foreign currency translation adjustment	39	(106)

Comprehensive income	$203	$631

Net income per Common Share
Basic	$0.02	$0.09
Diluted	$0.02	$0.09

Weighted Average Common Shares Outstanding
Basic	8,092	7,930
Diluted	8,349	8,136

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended September 30, (Unaudited)
	2006	2005
Cash Flows From Operating Activities
Net income	$164	$737
Adjustments to reconcile net income, to
net cash provided by operating activities:
Depreciation and amortization	1,432	1,297
Stock Option compensation expense	90	17
Deferred tax provision	119	185
Provision for doubtful accounts	58	134
Changes in operating assets and liabilities:
Accounts receivable	404	(350)
Inventories	14	30
Prepaid expenses and other assets	(285)	(262)
Accounts payable, accrued expenses and advances from customers	626	1,882
Net cash provided by operating activities	2,622	3,670

Cash Flows From Investing Activities
Acquisition of fixed assets	(100)	(181)
Capitalized software costs	(883)	(1,184)
Net cash used in investing activities	(983)	(1,365)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	246	328
Excess tax benefit from exercise of stock options	24	213
Principal payments on note payable	(5)	(6)
Net cash provided by financing activities	265	535

Foreign currency translation adjustments	39	(106)

Net increase in cash and cash equivalents	1,943	2,734
Cash at beginning of period	18,996	14,839
Cash at end of period	$20,939	$17,573

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest on notes payable	$2	$1
Income taxes paid (received)	$(52)	$9

Supplemental disclosures of noncash financing activities:
Reduction of goodwill recorded for tax benefit of related amortization	$58	$58

Index

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Mediware and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Mediware's audited financial statements for the year ended June 30, 2006 included in Mediware's Annual Report filed on Form 10-K for such year.

The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain prior year amounts have been reclassified to conform to the current presentation.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, par value $0.10 (“Common Stock”), of Mediware outstanding. For the three months ended September 30, 2006 and 2005, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.	STOCK BASED COMPENSATION

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. In February 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 500,000 to 1,000,000. In December 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 1,000,000 to 2,000,000. Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock. Options may be granted for a period of up to ten years. Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained. The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards. The additional 300,000 shares of common stock can only be granted as option awards. As of September 30, 2006, 1,231,000 shares were available for issuance under this plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options. Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of September 30, 2006 no options were available to be issued under this Plan.

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

The Company accounts for stock-based compensation following the provisions of SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation. The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options. The aggregate noncash stock based compensation expense amounted to $90,000 and $17,000 for the three-months ended September 30, 2006 and 2005, respectively.

The fair value of options at date of grant is estimated using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate option exercise and employee and director termination within the valuation model; separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that options granted are expected to be outstanding for each group of employees and directors exhibiting different behavior. Expected volatilities are based on historical volatility of the Company’s stock. The Company has not paid any dividends in the past and does not expect to pay any in the near future.

The following table sets forth summarized information concerning the Company's stock options as of September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,140,000	$9.12

Granted	-	-
Exercised	(38,000)	6.55
Forfeited or expired	-	-

Outstanding at September 30, 2006	1,102,000	$9.21	4.2	$777,000

Expected to vest at September 30, 2006	1,102,000	$9.21	4.2	$777,000

Options exercisable at September 30, 2006	940,000	$9.26	4.3	$777,000

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was $63,000 and $561,000, respectively. The fair value of the nonvested shares is determined based on the average trading price of the Company’s shares on the grant date.

The Company generally issues new shares upon the exercise of stock options.

Cash received from options exercised under all share-based payment arrangements for the three months ended September 30, 2006 and 2005 was $246,000 and $328,000, respectively. The excess tax benefit realized for the tax deductions related to option exercises of the share-based payment arrangements totaled $24,000 and $213,000 for the three months ended September 30, 2006 and 2005, respectively.

Index

A Summary of the status of the Company’s nonvested options as of September 30, 2006, and changes during the three months ended September 30, 2006, is presented below:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2006	167,000	$4.00
Granted	-	-
Canceled or expired	-	-
Vested	(5,000)	4.88
Nonvested at September 30, 2006	162,000	$3.77

As of September 30, 2006, there was $287,000 of total unrecognized compensation cost related to nonvested options granted under existing stock option plans. This cost is expected to be recognized over a period of 3.5 years. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $24,000 and $94,000, respectively.

The following table presents information relating to stock options at September 30, 2006:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 0.00 - $ 4.49	163,000	$3.61	3.0	163,000	$3.61
$ 4.50 - $ 7.49	69,000	$6.75	1.4	69,000	$6.75
$ 7.50 - $ 8.99	219,000	$8.03	3.4	119,000	$8.11
$ 9.00 - $ 10.49	247,000	$9.96	5.4	205,000	$10.08
$ 10.50 - $11.99	182,000	$10.89	2.7	182,000	$10.89
$11.99 - $13.49	137,000	$12.51	6.3	117,000	$12.45
$13.50 - $14.99	85,000	$13.87	6.9	85,000	$13.87
	1,102,000			940,000

During fiscal 2006, the Company entered into agreements with certain key employees. Under the terms of these agreements, the Company granted the employees 155,000 restricted shares of Common Stock (the “Performance Shares”). The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share. The Performance Shares may result in compensation expense in future periods of up to $1,383,000, the fair value on the date of grant. The probability of achieving these performance goals is not currently determinable. Accordingly, Mediware has not recognized any related compensation expense for previous periods or the three months ended September 30, 2006. Mediware will reassess at each reporting period whether achievement of any performance condition is probable and will begin recognizing the related costs if and when the performance conditions become probable.

Index

A Summary of the status of the Company’s nonvested restricted common stock as of September 30, 2006, and changes during the three months ended September 30, 2006, is presented below:

Nonvested Restricted Common Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2006	155,000	$8.93
Granted	-	-
Canceled or expired	-	-
Vested	-	-
Nonvested at September 30, 2006	155,000	$8.93

4.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The company believes that the adoption of SFAS No. 158 will not have any impact on its result of operations or financial position.

Also in September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.

5.	CONTINGENCIES

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

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of September 30, 2006, and the related condensed consolidated statements of operations and comprehensive income, and cash flows for the three month periods ended September 30, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2006, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated August 4, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York

October 26, 2006

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in Mediware’s Form 10-K for the year ended June 30, 2006, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

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

Mediware develops, markets, licenses, implements and supports clinical management information software. The Company's software systems are designed to automate three separate clinical operations within the hospital environment: medication management, including the hospital pharmacy; blood bank; and the surgical suite. The Blood Management products are also designed to automate clinical operations in free-standing blood centers. Each software system typically consists of the Company's proprietary application software, third-party licensed software and third-party computer hardware. Mediware sells implementation, training, and annual software support services with each software system.

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

The healthcare industry in the United States is highly fragmented, complex, and inefficient. Comparatively, the healthcare industry has invested less in information technology than many other industries. While advances in medical technology have provided physicians, nurses and other caregivers with leading edge diagnostic and therapeutic technologies, the information systems supporting the management and clinical processes of these complex healthcare organizations have made insufficient progress. A substantial portion of clinical workflow still depends upon manual paper-based systems interfaced with various automated or semi-automated systems.

As a result, the health care industry is generally economically inefficient and produces significant variances in medical outcomes. While waste and utilization rates are rarely made public, patient safety and the publicity surrounding medical errors have focused a tremendous amount of scrutiny on hospitals and care providing institutions. Recent news reports and professional studies have highlighted patient safety errors and influenced governmental activity.

Index

The Company anticipates that the continued increase in government regulation, public and competitive pressure regarding errors occurring in hospitals, and growing concern over clinical outcomes, will increase the industry’s expenditures on clinical information systems. President Bush has pledged financial support for increased healthcare IT standards and incentives to make IT investments for hospitals more appealing. Mediware believes that its products can play a role in moving healthcare IT standards forward, and can deliver significant results for customers.

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

The Blood Management Division’s current blood transfusion product is HCLL™. The Company received 510(k) clearance from the FDA on HCLL in fiscal 2003. During fiscal 2005, the Company also received 510(k) clearance for its complementary HCLL donor software product. In October 2005, the Blood Bank Division officially announced the “sunset” of Hemocare® and LifeLine™, its two legacy blood transfusion products, which were originally installed in the early 1980s. The two legacy products have a large installed base within the transfusion management market and represent an important opportunity for new sales for the Blood Management Division. The Company has entered into license agreements representing 226 current and new customer sites to replace Mediware’s legacy software with the HCLL software. The software is in productive use at approximately 30 sites. The Company anticipates, but cannot assure, that the HCLL software will continue to be accepted by the legacy product users and the sales of HCLL software will increase as the current legacy customer base and as new customers adopt the new software.

The Medication Management Division’s current WORx® drug therapy software is currently licensed to over 105 hospital organizations encompassing approximately 210 hospital sites. The product’s market acceptance encompasses hospitals of all sizes, including strategically important multi-site hospitals. The Medication Management Division released two new products, MediCOE™ and MediMAR® in fiscal 2004. These products can be fully integrated with WORx and provide a complete drug therapy management system with a clinician order entry module (MediCOE) and nurse point of care administration module (MediMAR). The MediCOE and MediMAR products have been installed and are in productive use in 2 and 6 separate customer sites, respectively.

The Medication Management Division is now targeting its large WORx software customer base for the sale of the MediCOE and MediMAR products, and the new products are attracting new potential WORx software customers as well. The sales for the Medication Management’s full suite of products are significantly larger in size and scope and involve more hospital departments and therefore, substantially longer sales and implementation cycles compared to stand-alone WORx sales. The impact of these changes has been less predictable contract closures and the recognition of license software revenue over multiple quarters, in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition.”

Index

Results of Operations for the Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

Total revenue for the first quarter of fiscal 2007 is $8,475,000 compared to $9,408,000 in the comparable quarter of fiscal 2006, a decrease of $933,000 or 9.9% primarily due to decreased system sales. The Blood Management Division recorded total revenue of $4,846,000 in the first quarter, representing a 5.2% decrease compared to $5,114,000 in the same period of fiscal 2006. The Medication Management Division (excluding the United Kingdom operating division, JAC Computer Services, Ltd., “JAC”) recorded a decrease in total revenue of $503,000, or 16.7%, from $3,014,000 in fiscal 2006 to $2,511,000 in the first quarter of fiscal 2007. JAC recorded total revenues of $801,000 in the current quarter, representing a decrease of $85,000 or 9.6% compared to $886,000 in the same period of fiscal 2006. The Perioperative Management Division recorded revenues of $317,000 in the current quarter, representing a decrease of $77,000, or 19.5% compared to $394,000 in the same quarter in fiscal 2006.

System sales, which include proprietary software, third party software and hardware revenue, amounted to $2,323,000 for the quarter ended September 30, 2006, a decrease of $857,000, or 26.9%, from $3,180,000 in the same period in fiscal 2006. System sales in the Medication Management Division (excluding JAC) decreased from $1,058,000 in fiscal 2006 to $507,000 in fiscal 2007, representing a decrease of $551,000, or 52.1%. The decrease is a result of no MediMAR or MediCOE sales during the quarter resulting from the longer and more complex sales cycle for the MediMAR and MediCOE products than anticipated. Mediware is continuing to make investments in sales and marketing to stimulate revenue growth for these products in future quarters. System sales for the Blood Management Division were $1,711,000 for the first quarter of fiscal 2007, a decrease of $223,000, or 11.5% compared to $1,934,000 in the same quarter of fiscal 2006. While system sales in the Blood Bank Division decreased as compared to the same period in fiscal 2006, the sales reflected the end of a multi-quarter reduction in system sales in the Blood Bank Division and reflect the progression of the sunset process toward the conclusion of the sunset program in June 2007. The company expects its remaining legacy customers to make a licensing decision over the coming quarters in conjunction with their sunset dates. The Blood Bank Division is also developing marketing and business development efforts focused on expanding market share following the migration period. The Perioperative Management Division experienced an increase in system sales of $21,000, or 210% from $10,000 in fiscal 2006 to $31,000 in the first quarter of fiscal 2007. This quarter’s comparative increase in revenue reflects the fluctuations in a business that is in the early stages of a focused marketing and business development process. JAC recorded system sales of $74,000 for the first quarter of fiscal 2007, representing a decrease of $104,000, or 58.4% compared to $178,000 reported for the same period in fiscal 2006. Mediware expects JAC system sales to increase as the “Connecting for Health” program continues to progress in the UK. Mediware intends to continue investing in sales and marketing across its business and expects that this additional investment will enable the Company to participate in more sales opportunities and broaden the Company’s potential base of customers.

Service revenue, which includes recurring software support, implementation and training services, decreased 1.2%, or $76,000, to $6,152,000 in the first quarter of fiscal 2007 compared to $6,228,000 for the same period in fiscal 2006. Service revenue in the Medication Management Division (excluding JAC) increased $48,000 or 2.5% to $2,004,000 in the first quarter of fiscal 2007 compared to $1,956,000 for the first quarter of fiscal 2006. The increase is primarily due to ongoing implementation projects for MediMAR and MediCOE software licensed in previous quarters. Service revenue for the Blood Bank Division totaled $3,135,000 for the first quarter of fiscal 2007, representing a decrease of $45,000 or 1.4% compared to $3,180,000 in the first quarter of fiscal 2006. The service activity primarily reflects the implementation activity on HCLL contracts signed within the past year. Mediware anticipates that service revenue will increase during fiscal 2007 due to the implementation of the HCLL software. Service revenue in the Perioperative Management Division decreased $98,000 or 25.5% to $286,000 in the first quarter of fiscal 2007 compared to $384,000 in the first quarter of fiscal 2006. The decrease in service revenue for this division is primarily due to a decline in ongoing implementation projects resulting from the completion of the migration from Mediware’s legacy Surgiware System to its Perioperative Solutions product. Service revenue for JAC increased 2.7% or $19,000, to $727,000 in the first quarter of fiscal 2007 compared to $708,000 in the first quarter of fiscal 2006.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems increased $28,000, or 5.3% in the first quarter of fiscal 2007. The gross margin, excluding amortization of capitalized software costs, on system sales was 75.9% in the first quarter of fiscal 2007 compared to 83.3% in the same quarter in fiscal 2006. The decrease in gross margin is primarily due to the decline in higher margin proprietary software sales.

Index

Cost of services includes the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services increased $101,000, or 5.4%, in the first quarter of 2007 over the same period in the previous year. The increase in cost of services is primarily attributed to increases in implementation personnel as Mediware increased staff levels for the rollout of the HCLL products. Gross margin on service revenue was 68.0% for the first quarter of fiscal 2007 compared to 70.0% for the first quarter of fiscal 2006. Mediware believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the percentage of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $125,000, or 11.0%, to $1,266,000 in the first quarter of fiscal 2007 compared to $1,141,000 in the first quarter of fiscal 2006. This increase is primarily due to increased amortization of capitalized software costs related to the HCLL and MediMAR products released by Mediware within the prior fiscal year. Mediware expects amortization to continue to increase during fiscal 2007 as new software releases occur.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities. Software development costs decreased $68,000 in the first quarter of fiscal 2007 to $1,043,000 compared to $1,111,000 in the first quarter of fiscal 2006. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $1,926,000 the first quarter of fiscal 2007 compared to $2,295,000 the first quarter of fiscal 2006, a decrease of $369,000 or 16.1%. Mediware believes that its near term total investment in product development will remain substantially consistent with current levels however the investment among divisions may shift due to normal product development life cycles.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees including costs associated with Sarbanes-Oxley; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses decreased $86,000 or 2.3%, from $3,689,000 in the first quarter of fiscal 2006 to $3,603,000 in the first quarter of fiscal 2007. This decrease is primarily due to decreases in labor costs, employee benefits, and facility expenses. These reductions were partially offset by increases in legal and professional fees.

Net income the first quarter of fiscal 2007 was $164,000, a decrease of $573,000 or 77.7%, compared to a net income of $737,000 the first quarter of fiscal 2006.

Liquidity and Capital Resources

As of September 30, 2006, Mediware had cash and cash equivalents of $20,939,000 compared to $18,996,000 at June 30, 2006. Working capital was $19,202,000 and $18,095,000 at September 30, 2006 and June 30, 2006, respectively. The current ratio was 2.7 to 1 at September 30, 2006 compared to 2.6 to 1 at June 30, 2006.

Cash provided by operating activities was $2,622,000 during the first three months of fiscal year 2007 compared to $3,670,000 during the same period a year ago. The decrease in cash provided by operating activities is primarily due to changes in net income, accounts receivable, and accounts payable, accrued expenses and customer advances.

Cash used in investing activities was $983,000 during the first three months of fiscal year 2007 compared to $1,365,000 during the same period a year ago. The decrease primarily relates to lower expenditures on product development and lower software capitalization rates. Mediware capitalized $883,000 and $1,184,000 of product development costs during the three months ended September 30, 2007 and 2006, respectively.

Cash provided by financing activities was $265,000 during the first three months of fiscal year 2007 compared to $535,000 during the same period a year ago, primarily reflecting a reduction in the amount of proceeds received from stock option exercises and the decrease in excess tax benefits related to the exercise of stock options.

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

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Principal Accounting Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and PAO, to allow timely decisions regarding required disclosure. Based on the foregoing review and evaluation, Mediware’s CEO and PAO have concluded that Mediware’s disclosure controls and procedures are effective as of September 30, 2006.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Index

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 16, 2006, Mediware filed a lawsuit against Korchek Technologies, LLC (“Korchek”) in the United States District Court for the Eastern District of New York alleging breach of contract and tortious interfere with Mediware's contractual relationships with certain customers.  On September 28, 2006, Korchek filed an answer to Mediware's lawsuit denying any wrongdoing and filed a counterclaim. The counterclaim seeks unspecified damages and alleges, among other things, that Mediware has improperly interfered with Korchek’s prospective business relationships; disparaged Korchek, its president and its products and (iii) improperly induced Korchek’s customers to breach their contractual relationship with Korchek.

Item 1A.	RISK FACTORS.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make were set forth in the “Item 1A - Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes from the risk factors disclosed in that Form 10-K.

Index

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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

October 31, 2006	/s/ JAMES F. BURGESS
Date	JAMES F. BURGESS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

October 31, 2006	/s/ MARK B. WILLIAMS
Date	MARK B. WILLIAMS
PRINCIPAL ACCOUNTING OFFICER