Form 10-Q
period 2006-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2007-02-06
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 5, 2007, there were 8,125,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

Index

PART I	FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	December 31,
	2006	June 30,
	(Unaudited)	2006
ASSETS
Current Assets
Cash and cash equivalents	$20,974	$18,996
Accounts receivable (net of allowance of $1,154 and $923)	9,916	8,748
Inventories	152	160
Deferred income taxes	868	481
Prepaid expenses and other current assets	874	746
Total current assets	32,784	29,131

Fixed assets, net	1,074	1,220
Capitalized software costs, net	18,643	19,286
Goodwill, net	3,855	3,971
Other long-term assets	115	115
Total Assets	$56,471	$53,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,017	$1,084
Current portion of note payable	17	25
Advances from customers	7,417	7,767
Accrued expenses and other current liabilities	2,937	2,160
Total current liabilities	11,388	11,036

Note payable	-	4
Deferred income taxes	5,068	4,182
Total liabilities	16,456	15,222

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued
Common stock, $.10 par value; authorized 25,000,000 shares; 8,116,000 and 8,078,000 shares issued and Outstanding at December 31, 2006 and June 30, 2006, respectively	811	808
Additional paid-in capital	30,031	29,617
Retained earnings	9,156	8,087
Accumulated other comprehensive income (loss)	17	(11)
Total stockholders' equity	40,015	38,501
Total Liabilities and Stockholders' Equity	$56,471	$53,723

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

 MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	(Unaudited) Three months ended December 31,		(Unaudited) Six Months ended December 31,
	2006	2005	2006	2005
Revenue
System sales	$4,890	$2,967	$7,213	$6,147
Services	6,372	6,421	12,524	12,649

Total revenue	11,262	9,388	19,737	18,796

Cost and Expenses
Cost of systems (1)	772	629	1,331	1,160
Cost of services	1,952	1,879	3,920	3,746
Amortization of capitalized software costs	1,362	1,210	2,628	2,351
Software development costs	941	1,045	1,984	2,156
Selling general and administrative	5,076	4,242	8,679	7,931

Total costs and expenses	10,103	9,005	18,542	17,344

Operating income	1,159	383	1,195	1,452

Interest and other income	250	158	485	284
Interest and other (expense)	44	(2)	46	(6)

Income before income taxes	1,453	539	1,726	1,730
Income tax provision	(548)	(141)	(657)	(595)

Net income	905	398	1,069	1,135

Other comprehensive income
Foreign currency translation adjustment	(11)	(5)	28	(111)

Comprehensive income	$894	$393	$1,097	$1,024

Net income per Common Share
Basic	$0.11	$0.05	$0.13	$0.14
Diluted	$0.11	$0.05	$0.13	$0.14

Weighted Average Common Shares Outstanding
Basic	8,116	7,996	8,104	7,963
Diluted	8,384	8,183	8,367	8,160

(1)	Excludes amortization of capitalized software costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	December 31,
	(Unaudited)
	2006	2005
Cash Flows From Operating Activities
Net income	$1,069	$1,135
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	2,970	2,659
Stock Option compensation expense	147	95
Deferred tax provision	615	351
Provision for doubtful accounts	278	134
Changes in operating assets and liabilities:
Accounts receivable	(1,446)	(662)
Inventories	8	46
Prepaid expenses and other assets	(128)	(99)
Accounts payable, accrued expenses and advances from customers	360	254
Net cash provided by operating activities	3,873	3,913

Cash Flows From Investing Activities
Acquisition of fixed assets	(196)	(261)
Capitalized software costs	(1,985)	(2,380)
Net cash used in investing activities	(2,181)	(2,641)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	246	811
Excess tax benefit from exercise of stock options	24	227
Principal payments on note payable	(12)	(12)
Net cash provided by financing activities	258	1,026

Foreign currency translation adjustments	28	(111)

Net increase in cash and cash equivalents	1,978	2,187
Cash at beginning of period	18,996	14,839
Cash at end of period	$20,974	$17,026

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest on notes payable	$6	$7
Income taxes paid (received)	$(52)	$28

Supplemental disclosures of noncash financing activities:
Reduction of goodwill recorded for tax benefit of related amortization	$116	$116

Index

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

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

The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, par value $0.10 (“Common Stock”), of Mediware outstanding. For the six months ended December 31, 2006 and 2005, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.	STOCK BASED COMPENSATION

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. In February 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 500,000 to 1,000,000. In December 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 1,000,000 to 2,000,000. Shares may be issued as either incentive stock options, nonqualified stock options, restricted stock units or restricted common stock. Options may be granted for a period of up to ten years. Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained. The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards. The additional 300,000 shares of common stock can only be granted as option awards. As of December 31, 2006, 1,239,000 shares were available for issuance under this plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options. Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of December 31, 2006 no options were available to be issued under this Plan.

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

The Company accounts for stock-based compensation following the provisions of SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation. The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options. The aggregate noncash stock based compensation expense amounted to $57,000 and $147,000 for the three and six month periods ended December 31, 2006, respectively.

The fair value of options at date of grant is estimated using the Black-Scholes option pricing model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate option exercise and employee and director termination within the valuation model; separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that options granted are expected to be outstanding for each group of employees and directors exhibiting different behavior. Expected volatilities are based on historical volatility of the Company’s stock. The Company has not paid any dividends in the past and does not expect to pay any dividends in the near future.

The following table sets forth summarized information concerning the Company's stock options for the six months ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,140,000	$9.12

Granted	35,000	$8.42
Exercised	(38,000)	$6.55
Forfeited or expired	(88,000)	$11.84

Outstanding at December 31, 2006	1,049,000	$8.96	4.1	$979,000

Expected to vest at December 31, 2006	1,049,000	$8.96	4.1	$979,000

Options exercisable at December 31, 2006	892,000	$8.96	4.1	$942,000

The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005, was $63,000 and $599,000, respectively. The fair value of the nonvested shares is determined based on the average trading price of the Company’s shares on the grant date.

The Company generally issues new shares upon the exercise of stock options.

Cash received from options exercised under all share-based payment arrangements for the six months ended December 31, 2006 and 2005 was $246,000 and $811,000, respectively. The excess tax benefit realized for the tax deductions related to option exercises of the share-based payment arrangements totaled $24,000 and $227,000 for the six months ended December 31, 2006 and 2005, respectively.

Index

A Summary of the status of the Company’s nonvested options as of December 31, 2006, and changes during the six months ended December 31, 2006, is presented below:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2006	167,000	$4.00
Granted	35,000	2.30
Canceled or expired	-	-
Vested	(45,000)	3.89
Nonvested at December 31, 2006	157,000	$3.66

As of December 31, 2006, there was $310,000 of total unrecognized compensation cost related to nonvested options granted under existing stock option plans. This cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of options vested during the six months ended December 31, 2006 amounted to $175,000.

The following table presents information relating to stock options at December 31, 2006:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 0.00 - $ 4.49	163,000	$3.61	2.7	163,000	$3.61
$ 4.50 - $ 7.49	69,000	$6.75	1.2	69,000	$6.75
$ 7.50 - $ 8.99	254,000	$8.08	3.4	144,000	$8.08
$ 9.00 - $ 10.49	247,000	$9.96	5.2	220,000	$10.02
$ 10.50 - $11.99	124,000	$10.89	3.5	124,000	$10.89
$12.50 - $13.49	137,000	$12.51	6.1	117,000	$12.45
$13.50 - $14.99	45,000	$13.74	7.2	45,000	$13.74
$15.00 - $16.50	10,000	$15.00	6.9	10,000	$15.00
	1,049,000			892,000

The Company has entered into agreements with certain key employees. Under the terms of these agreements, the Company granted the employees, in aggregate, 200,000 restricted shares of Common Stock (the “Performance Shares”). The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share. The Performance Shares may result in compensation expense in future periods of up to $1,759,000, the fair value on the date of grant. The probability of achieving these performance goals is remote. Accordingly, Mediware has not recognized any related compensation expense for previous periods or for the three and six months ended December 31, 2006. Mediware will reassess at each reporting period whether achievement of any performance condition is probable and will begin recognizing the related costs if and when the performance conditions become probable.

Index

A Summary of the status of the Company’s nonvested restricted common stock as of December 31, 2006, and changes during the six months ended December 31, 2006, is presented below:

Nonvested Restricted Common Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2006	155,000	$8.93
Granted	45,000	8.34
Canceled or expired	-	-
Vested	-	-
Nonvested at September 30, 2006	200,000	$8.79

4.	NEW ACCOUNTING PRONOUNCEMENTS

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

6.	CONCENTRATION OF REVENUE

The Company recorded $1,152,000 of revenue related to one contract signed during the quarter ended December 31, 2006.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of December 31, 2006, and the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended December 31, 2006 and 2005, and the related condensed consolidated statement of cash flows for the six-month periods ended December 31, 2006 and 2005. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2006, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated August 4, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
January 26, 2007

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,”  “expects,” “will,”  “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in Mediware’s Form 10-K for the year ended June 30, 2006, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

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

Mediware develops, markets, licenses, implements and supports clinical management information software. The Company's software systems are designed to automate three separate clinical operations within the hospital environment: medication management, including the hospital pharmacy; blood management, including the blood bank; and the perioperative management, including the surgical suite. The Blood Management Division products are also designed to automate clinical operations in free-standing blood centers. Each software system typically consists of the Company's proprietary application software, third-party licensed software and third-party computer hardware. Mediware sells implementation, training, and annual software support services with each software system.

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

The healthcare industry in the United States is highly fragmented, complex, and inefficient. Comparatively, the healthcare industry has invested less in information technology than many other industries. While advances in medical technology have provided physicians, nurses and other caregivers with leading edge diagnostic and therapeutic technologies, the information systems supporting the management and clinical processes of these complex healthcare organizations have made insufficient progress. A substantial portion of clinical workflow still depend upon manual paper-based systems interfaced with various automated or semi-automated systems.

As a result, the health care industry is often economically inefficient and produces significant variances in medical outcomes. While waste and utilization rates are rarely made public, patient safety and the publicity surrounding medical errors have focused a tremendous amount of scrutiny on hospitals and care providing institutions. Recent news reports and professional studies have highlighted patient safety errors and influenced governmental activity.

Index

The Company anticipates that the continued increase in government regulation, public and competitive pressure regarding errors occurring in hospitals, and growing concern over clinical outcomes, will cause the industry’s expenditures on clinical information systems to continue. Mediware believes that its products can play a role in moving healthcare IT standards forward, and can deliver significant results for customers.

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

The Company is developing strategic relationships that are complementary to its core markets and product set, and that provide a greater value proposition to the customer than could be realized without the strategic relationship. During the second quarter of Fiscal 2007, Mediware entered into two new business relationships for that purpose. The Company’s business strategy also includes the possibility of growth through acquisitions and other corporate transactions. There can be no assurance that the Company will benefit from its new relationships or that the Company will be able to identify or reach mutually agreeable terms with other strategic partners or transaction candidates.

The Blood Management Division’s current blood transfusion product is HCLL™. The Company received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for its HCLL software in fiscal 2003. During fiscal 2005, the Company received 510(k) clearance for its complementary HCLL donor software product. In October 2005, the Blood Management Division officially announced the “sunset” of Hemocare® and LifeLine™, its two legacy blood transfusion products, which were originally installed in the early 1980s. The two legacy products have a large installed base within the transfusion management market and represent an important opportunity for new sales for the Blood Management Division. The Company has entered into license agreements representing 256 current and new customer sites to replace Mediware’s legacy software with the HCLL software. The HCLL software is in productive use at approximately 31 sites. The Company expects its remaining legacy customers to make a licensing decision over the next two quarters of fiscal 2007. The final sunset date for the legacy blood management software products is June 30, 2007.

The Medication Management Division’s current WORx® drug therapy software is currently licensed to over 107 hospital organizations encompassing approximately 215 hospital sites. The product’s market acceptance encompasses hospitals of all sizes, including strategically important multi-site hospitals. The Medication Management Division released two new products, MediCOE™ and MediMAR® in fiscal 2004. These products can be fully integrated with WORx and provide a complete drug therapy management system with a clinician order entry module (MediCOE) and nurse point of care administration module (MediMAR). The MediCOE and MediMAR products have been installed and are in productive use in 2 and 6 separate customer sites, respectively.

The Medication Management Division is now targeting its large WORx software customer base for the sale of the MediCOE and MediMAR products, and the new products are attracting new potential WORx software customers as well. The sales for the Medication Management Division’s full suite of products involve developing new markets and are significantly larger in size and scope and involve more hospital departments and therefore, substantially longer sales and implementation cycles compared to stand-alone WORx sales. The impact of these changes has been slower than expected, resulting in less predictable contract closures, and the recognition of license software revenue (in some cases) over multiple quarters, in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition.” The Company did not sell any of its MediCOE and MediMAR products during the six months ended December 31, 2006.

Index
For the six months ended December 31, 2006, system sales in the Blood Management Division accounted for nearly 74% of all system sales by the Company and service revenues for the Blood Management Division accounted for nearly 52% of service revenues for the Company. The Blood Management Division has significantly benefited from the non-recurring increased revenues associated with the sunset program. The Blood Management Division system sales will substantially decline after the completion of the legacy product sunset program at the end of fiscal 2007. Service revenues in the division are expected to increase and somewhat offset the reduction in system sales in fiscal 2008 as implementations of HCLL software are completed. The Company believes that contract closures for the Medication Management Division’s full suite of products will continue to be less predictable over the coming quarters and the recognition of license software revenue from future sales may be required to be recognized over multiple quarters. As a result, the Company expects lower revenues and net income in fiscal 2008 compared to fiscal 2007 as the Company returns to a business cycle that does not include a sunset program.

Index

Results of Operations for the Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005

Total revenue for the second quarter of fiscal 2007 is $11,262,000 compared to $9,388,000 in the same quarter of the prior year, reflecting an increase of $1,874,000, or 20.0%. This increase is primarily the result of an increase in revenue in the Blood Management Division. The Blood Management Division recorded total revenue of $6,858,000 in the second quarter compared to $5,124,000 in the same period of fiscal 2006, representing an increase of $1,734,000, or 33.8%. The Medication Management Division (excluding the United Kingdom operating division, JAC Computer Services, Ltd., “JAC”) recorded total revenue of $2,932,000 in the second quarter of fiscal 2007 compared to $2,933,000 in the second quarter of fiscal 2006. This represented a decrease of approximately $1,000, or less than 1%, compared to the same quarter a year ago. JAC recorded total revenues of $1,136,000 in the second quarter of fiscal 2007, representing an increase of $165,000, or 17.0%, compared to $971,000 in the same period of fiscal 2006. The Perioperative Management Division recorded revenues of $336,000 in the current quarter, representing a decrease of $24,000, or 6.7%, compared to $360,000 in the same quarter in fiscal 2006.

System sales, which include proprietary software, third party software and hardware revenue, amounted to $4,890,000 in the second quarter of fiscal 2007, an increase of $1,923,000, or 64.8%, from $2,967,000 in the same period in fiscal 2006. The increase in system sales is primarily attributable to the sunset of the two legacy products of the Blood Management Division. The end of the second quarter of fiscal 2007 marked the first and larger of two key sunset dates for the legacy products. System sales for the Blood Management Division were $3,583,000 for the second quarter of fiscal 2007, an increase of $1,828,000, or 104.2%, compared to $1,755,000 in the same quarter of fiscal 2006. System sales in the Medication Management Division (excluding JAC) decreased from $940,000 in the second quarter of fiscal 2006 to $910,000 in the second quarter of fiscal 2007, representing a decrease of $30,000, or 3.2%. The decrease is due to a decline in third party software sales in fiscal 2007, partially offset by increased WORx system sales. JAC recorded system sales of $370,000 in the second quarter of fiscal 2007, representing an increase of $131,000, or 54.8% compared to $239,000 reported for the same period in fiscal 2006. Mediware expects JAC system sales to continue as JAC continues to position itself to benefit from the “Connecting for Health” program in the UK. The Perioperative Management Division experienced a decrease in system sales of $6,000, or 18.2%, from $33,000 in the second quarter of fiscal 2006 to $27,000 in the second quarter of fiscal 2007. Mediware intends to continue investing in sales and marketing across its business and expects that this additional investment will enable the Company to participate in more sales opportunities and broaden the Company’s potential base of customers.

Service revenue, which includes recurring software support, implementation and training services, amounted to $6,372,000 in the second quarter of fiscal 2007, a decrease of $49,000, or 0.8%, from $6,421,000 for the same period in fiscal 2006. Service revenue for the Blood Management Division totaled $3,275,000 in the second quarter of fiscal 2007, representing a decrease of $94,000, or 2.8%, compared to $3,369,000 in the second quarter of fiscal 2006. This decrease in service revenue is primarily due to decreased support revenues, partially offset by increased implementation revenues resulting from an increase of ongoing implementation projects. Mediware believes, but cannot assure, that service revenue will increase as existing customers continue to migrate from the legacy products to the HCLL software. Service revenue in the Medication Management Division (excluding JAC) increased $29,000, or 1.5%, to $2,022,000 in the second quarter of fiscal 2007 compared to $1,993,000 in the second quarter of fiscal 2006. The increase is primarily due to increased rates on support services provided to existing customers, partially offset by a decrease in implementation revenue resulting from a decline in ongoing implementation projects. Service revenue for JAC increased 4.6% or $34,000, to $766,000 in the second quarter of fiscal 2007 compared to $732,000 in the second quarter of fiscal 2006. Service revenue in the Perioperative Management Division decreased $18,000, or 5.5%, to $309,000 in the second quarter of fiscal 2007 compared to $327,000 in the second quarter of fiscal 2006. The decrease in service revenue for this division is primarily due to a decline in ongoing implementation projects resulting from the completion of the migration from Mediware’s legacy Surgiware System to its Perioperative Solutions product.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering. These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems increased $143,000, or 22.7%, from $629,000 in the second quarter of 2006 to $772,000 in the second quarter of fiscal 2007. The gross margin, excluding amortization of capitalized software costs, on system sales was 84.2% in the second quarter of fiscal 2007 compared to 78.8% in the same quarter in fiscal 2006. The increase in gross margin is primarily due to the increase in higher margin proprietary software sales in the Blood Management Division during the second quarter of fiscal 2007.

Index

Cost of services includes the salaries of client service personnel and communications expenses along with direct expenses of the client service departments. Cost of services increased $73,000, or 3.9%, from $1,879,000 in the second quarter of 2006 to $1,952,000 in the second quarter of 2007. The increase in cost of services is primarily attributed to increases in implementation personnel in the Blood Management Division as the division prepares for an increasing number of implementation projects. Gross margin on service revenue was 69.4% for the second quarter of fiscal 2007 compared to 70.7% for the second quarter of fiscal 2006. Management believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the percentage of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $152,000, or 12.6%, to $1,362,000 in the second quarter of fiscal 2007 compared to $1,210,000 in the second quarter of fiscal 2006. This increase is primarily due to increased amortization of capitalized software costs related to additional product releases of the HCLL and MediMAR products within the prior fiscal year. Mediware expects amortization to continue to increase during fiscal 2007 as new software releases occur.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities. Software development costs decreased $104,000, or 10.0%, in the second quarter from $1,045,000 in fiscal 2006 to $941,000 in fiscal 2007. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects. Total expenditures for software development were $2,043,000 in the second quarter of fiscal 2007 compared to $2,249,000 in the second quarter of fiscal 2006, a decrease of $206,000, or 9.2%. Mediware believes that its near term total investment in product development will remain substantially consistent with current levels however the investment among divisions may shift due to normal product development life cycles.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses. SG&A expenses increased $834,000, or 19.7%, from $4,242,000 in the second quarter of fiscal 2006 to $5,076,000 in the second quarter of fiscal 2007. This increase is primarily due to increases in labor costs, bad debt expense and sales and marketing initiatives, partially offset by reductions in legal and professional fees. The Company believes that SG&A costs will decline in the near term but will likely increase in the longer term as the Company invests in sales, marketing and other infrastructure costs.

Net income in the second quarter of fiscal 2007 was $905,000, an increase of $507,000, or 127.4%, compared to a net income of $398,000 in the second quarter of fiscal 2006.

Results of Operations for the Six Months Ended December 31, 2006 as Compared to the Six Months Ended December 31, 2005

Total revenue for the six months ended December 31, 2006 is $19,737,000 compared to $18,796,000 in the comparable period of fiscal 2006, an increase of $941,000, or 5.0%. This increase is primarily the result of an increase in revenue in the Blood Management Division. Revenue in the Blood Management Division increased $1,467,000, or 14.3%, to $11,704,000 in the six months ended December 31, 2006 compared to $10,238,000 in the same period in fiscal 2006. The Medication Management Division (excluding JAC) recorded a decrease of $504,000, or 8.5%, to $5,443,000 in the first six months of fiscal 2007 from $5,947,000 in the same period in fiscal 2006. JAC recorded an increase of $79,000, or 4.3%, to $1,936,000 in the six months ended December 31, 2006 compared to $1,857,000 in the same period in fiscal 2006. The Perioperative Management Division recorded a decrease of $100,000, or 13.3%, to $654,000 in the six months ended fiscal 2007 compared to $754,000 in the same period in fiscal 2006.

Index

System sales were $7,213,000 for the six months ended December 31, 2006, an increase of $1,066,000, or 17.3%, from $6,147,000 in the same period in fiscal 2006. System sales for the Blood Management Division were $5,294,000 for the six months ended fiscal 2007, an increase of $1,605,000, or 43.5%, from $3,689,000 in the comparable period in fiscal 2006. The increase in system sales is primarily attributable to the sunset of the division’s two legacy products. System sales in the Medication Management Division decreased $581,000, or 29.1%, to $1,417,000 for the six months ended December 31, 2006 from $1,998,000 in the same period in fiscal 2006. The decrease is a result of no MediMAR or MediCOE sales during the six months ending December 31, 2006. The decrease in system sales also reflects lower sales of third party software as well as the base WORx system. JAC recorded an increase in system sales of $27,000, or 6.5%, to $444,000 for the six months ended December 31, 2006, compared to $417,000 in the same period in fiscal 2006. The increase reflects continued sales activity resulting from the United Kingdom’s “Connecting for Health” program. The Perioperative Management Division experienced an increase in system sales of $15,000, or 34.9%, from $43,000 in fiscal 2006 to $58,000 in fiscal 2007. The increase in revenue was due to additional add-on sales to existing customers. Mediware is continuing to make investments in sales and marketing to stimulate revenue growth for these products in future quarters.

Service revenue decreased $125,000, or 1.0%, to $12,524,000 in the first six months of fiscal 2007 from $12,649,000 in the same period in fiscal 2006. Service revenue for the Blood Management Division decreased $139,000, or 2.1%, to $6,410,000 in the first six months of fiscal 2007 compared to $6,549,000 in the same period of fiscal 2006. This decrease in service revenue is primarily due to decreased support revenues. This decrease was partially offset by increased implementation revenues, resulting from an increase of ongoing implementation projects. Service revenue in the Medication Management Division (excluding JAC) increased $77,000, or 1.9%, to $4,026,000 in the first six months of fiscal 2007 compared to $3,949,000 in the same period in fiscal 2006. The increase is primarily due to increased rates on support services for existing customers, partially offset by a decrease in implementation revenue resulting from a decline in ongoing implementation projects. Service revenue for JAC increased $52,000, or 3.6%, to $1,492,000 in the six months ended December 31, 2006 compared to $1,440,000 in the same period of fiscal 2006. Service revenue in the Perioperative Management Division decreased $115,000, or 16.2%, from $711,000 for the first six months of fiscal 2006 to $596,000 in the same period for fiscal 2007. The decrease in service revenue is primarily due to a decline in ongoing implementation projects due to the completion of the conversion of legacy customers.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components. Cost of systems increased $171,000, or 14.7%, to $1,331,000 in the six months ended December 31, 2006 compared to $1,160,000 in the same period in fiscal 2006. The increase is due to overall hardware sales increases, primarily in the Blood Management Division. The gross margin, excluding amortization of capitalized software costs, on system sales was 81.5% in the first six months of fiscal 2007 compared to 81.1% in the same period in fiscal 2006.

Cost of services increased $174,000, or 4.6%, to $3,920,000 in the six months ended December 31, 2006 compared to $3,746,000 in the same period for fiscal 2006. The increase in cost of services is primarily attributed to increases in implementation personnel as Mediware increased staff levels for the rollout of its MediMAR, MediCOE and HCLL products. Gross margin on service revenue were 68.7% for the six months ended December 31, 2006 compared to 70.4% for the same period in fiscal 2006. Mediware believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the ratio of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $277,000, or 11.8%, to $2,628,000 in the six months ended December 31, 2006 compared to $2,351,000 in the same period in fiscal 2006. This increase is primarily due to increased amortization of capitalized software costs related to the Company’s HCLL and MediMAR products.  Software development costs decreased $172,000 or 8.0% in the six months ended December 31, 2006 to $1,984,000 compared to $2,156,000 in the same period in fiscal 2006. Expenditures for software development include amounts paid for both capitalizable and non-capitalizable development projects. Total expenditures for software development were $3,969,000 the six months ended December 31, 2006, compared to $4,536,000 the same period in fiscal 2006, a decrease of $567,000 or 12.5%. This decrease primarily reflects decreased expenditures in the Blood Management Division and Medication Management Division (excluding JAC). Mediware expects continued product development investment in all of its Divisions.

Index

SG&A expenses increased $748,000, or 9.4%, from $7,931,000 for the six months ended December 31, 2005 compared to $8,679,000 in the same period in fiscal 2007. This increase is primarily due to increases in labor costs, bad debt expense, and sales and marketing initiatives. These increases were partially offset by reductions in legal fees, insurance and rent expense. The Company believes that SG&A costs will decline in the near term but will likely increase in the longer term as the Company invests in sales, marketing and other infrastructure costs.

In December 2005, Mediware resolved two separate tax issues related to its JAC division in the United Kingdom, resulting in a net refund of $101,000. This amount is included in the income tax provision for the six months ended December 31, 2005, reducing the effective tax rate to 34.4%.

Net income for the six months ended December 31, 2006 was $1,069,000, a decrease of $66,000 or 5.8%, compared to a net income of $1,135,000 the same period of fiscal 2006.

Liquidity and Capital Resources

As of December 31, 2006, Mediware had cash and cash equivalents of $20,974,000 compared to $18,996,000 at June 30, 2006. Working capital was $21,396,000 and $18,095,000 at December 31, 2006 and June 30, 2006, respectively. The current ratio was 2.9 to 1 at December 31, 2006 compared to 2.6 to 1 at June 30, 2006. The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $3,873,000 during the first six months of fiscal 2007 compared to $3,913,000 during the same period a year ago. The decrease in cash provided by operating activities is primarily due to changes in depreciation and amortization, deferred tax provision, and accounts receivable.

Cash used in investing activities was $2,181,000 during the first six months of fiscal year 2007 compared to $2,641,000 during the same period a year ago. The decrease primarily relates to less capitalized software development costs in the current year. Mediware capitalized $1,985,000 and $2,380,000 of product development costs during the six months ended December 31, 2006 and 2005, respectively.

Cash provided by financing activities was $258,000 during the first six months of fiscal year 2007 compared to $1,026,000 during the same period a year ago, primarily reflecting a reduction in the amount of proceeds received from stock option exercises and the decrease in excess tax benefits related to the exercise of stock options.

Factors that may affect liquidity are Mediware’s ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, collect cash from clients as systems are implemented and replace revenues associated with the sunset program. Exclusive of activities involving any future acquisitions of products or companies that complement or augment Mediware’s existing line of products, Mediware believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future. Mediware continues to review its long-term cash needs. Currently, there are no plans for additional outside financing, except that Mediware may consider establishing a new line of credit.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mediware does not currently have any material exposure to foreign currency transaction gains or losses. However, Mediware does have some exposure to foreign currency rate fluctuations arising from sales made to customers in the United Kingdom. These transactions are made by JAC which transacts business in the British pound. To date, Mediware has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure. Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of December 31, 2006.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Index

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In December of 2006 the Court of Appeal for the Third Appellate District in Sacramento, California reversed in part a judgment in favor of former Mediware employee Donnie L. Jackson, Jr. against Global Med Technologies, Inc. (and its affiliate). The Court of Appeals vacated the award of attorney's fees previously obtained by Mr. Jackson and remanded the case to the El Dorado Superior Court for further proceedings.  Mr. Jackson had previously successfully moved for summary judgment on claims he misappropriated Global Med's trade secrets and breached certain contractual covenants. The trial court had awarded fees, costs and interest against Global Med based on Mr. Jackson's employment contracts.  Mr. Jackson has filed a petition for review in the California Supreme Court. In the event that Mr. Jackson ultimately prevails in this case, the Company would be eligible to be reimbursed for certain attorneys' fees and costs plus interest advanced to Mr. Jackson by the Company in connection with Global Med’s claims.

Item 1A.	RISK FACTORS.

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make were set forth in the “Item 1A - Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes from the risk factors disclosed in that Form 10-K except as set forth below.

Our revenue will be adversely affected after June 2007 by the loss of revenue derived from the sunset of the Blood Management Division’s legacy products.

Over the last few years, our Blood Management Division has experienced increased revenue as a result of the migration of its customers from our legacy blood bank products to our HCLL software product. The first of two key sunset dates occurred in the second quarter of fiscal 2007 and the second such date occurs in the fourth quarter of fiscal 2007. Following fiscal 2007, Mediware expects decreased revenue in the Blood Management Division. Mediware does not believe that its current strategic efforts will be sufficient to replace these lost revenue sources.

Our future success in our Medication Management Division requires customer acceptance of the division’s MediMAR and MediCOE products.

While we believe that each of our Medication Management products are positioned to succeed in the market place, there is no assurance that customers will accept our MediMAR and MediCOE products and strategy to the extent that we expect. The Medication Management Division is now targeting its large WORx software customer base for the sale of the MediCOE and MediMAR products, and the new products are attracting new potential WORx software customers as well. The sales for the Medication Management Division’s full suite of products are significantly larger in size and scope and involve more hospital departments. We believe that the foregoing have resulted in substantially longer sales and implementation cycles for MediCOE and MediMAR compared to stand-alone WORx sales. However, the sales of MediMAR and MediCOE may instead reflect a lack of market acceptance. In the event that MediMAR and MediCOE are not accepted in the marketplace, our system sales would suffer, our service revenues for these products would be diminished and our investment in developing, as well as marketing, these products could be impaired.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our annual stockholders’ meeting on November 2, 2006.

(b) At the annual meeting we voted on (1) a proposal to elect Jonathan H. Churchill, Dr. John Gorman, and Dr. Clinton G. Weiman for three year terms; (2) a proposal to elect Ira Nordlicht for a two year term; and (3) a proposal to elect Lawrence Auriana for a one year term. Messrs. Roger Clark, Robert Sanville, James Burgess and Joseph Delario each had terms of office that continued after the meeting.

Index

(c) We voted on two proposals at the annual meeting: the election of directors and the ratification of Eisner LLP, as independent registered public accounting firm for the Company for the year ending June 30, 2007.

(1) Election of Directors
Jonathan H. Churchill	6,700,696 for	49,936 withheld
John Gorman, M.D.	6,700,696 for	49,936 withheld
Clinton G. Weiman, M.D.	6,700,379 for	50,203 withheld
Ira S. Nordlicht	6,701,429 for	49,203 withheld
Lawrence Auriana	5,267,573 for	1,483,059 withheld

(2) Proposal to ratify selection of Eisner LLP as independent registered public accounting firm for the Company for the year ending June 30, 2007.
6,719,003 for	6,746 against	24,883 abstained

Index

ITEM 6.	EXHIBITS

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Awareness Letter

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

February 6, 2007	/s/ JAMES F. BURGESS
Date	JAMES F. BURGESS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

February 6, 2007	/s/ MARK B. WILLIAMS
Date	MARK B. WILLIAMS
CHIEF FINANCIAL OFFICER