Form 10-Q
period 2007-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2007-05-08
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 2, 2007, there were 8,148,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

Index

PART I	FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	March 31, 2007	June 30,
	(Unaudited)	2006
ASSETS
Current Assets
Cash and cash equivalents	$21,333	$18,996
Accounts receivable (net of allowance of $1,023 and $923)	13,088	8,748
Inventories	125	160
Deferred income taxes	849	481
Prepaid expenses and other current assets	951	746
Total current assets	36,346	29,131

Fixed assets, net	1,213	1,220
Capitalized software costs, net	18,344	19,286
Goodwill, net	3,797	3,971
Other long-term assets	120	115
Total Assets	$59,820	$53,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,196	$1,084
Current portion of note payable	11	25
Advances from customers	8,318	7,767
Accrued expenses and other current liabilities	3,861	2,160
Total current liabilities	13,386	11,036

Note payable	-	4
Deferred income taxes	5,267	4,182
Total liabilities	18,653	15,222

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued
Common stock, $.10 par value; authorized 25,000,000 shares; 8,148,000 and 8,078,000 shares issued and Outstanding at March 31, 2007 and June 30, 2006, respectively	813	808
Additional paid-in capital	30,286	29,617
Retained earnings	9,987	8,087
Accumulated other comprehensive income (loss)	81	(11)
Total stockholders' equity	41,167	38,501
Total Liabilities and Stockholders' Equity	$59,820	$53,723

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

 MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	(Unaudited) Three months ended March 31,		(Unaudited) Nine Months ended March 31,
	2007	2006	2007	2006
Revenue
System sales	$4,887	$3,340	$12,100	$9,487
Services	6,170	6,628	18,694	19,277

Total revenue	11,057	9,968	30,794	28,764

Cost and Expenses
Cost of systems (1)	802	519	2,133	1,679
Cost of services	2,198	2,047	6,118	5,793
Amortization of capitalized software costs	1,354	1,220	3,982	3,571
Software development costs	999	1,170	2,983	3,326
Selling general and administrative	4,729	4,167	13,408	12,098

Total costs and expenses	10,082	9,123	28,624	26,467

Operating income	975	845	2,170	2,297

Interest and other income	250	173	735	457
Interest and other (expense)	6	-	52	(6)

Income before income taxes	1,231	1,018	2,957	2,748
Income tax provision	(400)	(386)	(1,057)	(981)

Net income	831	632	1,900	1,767

Other comprehensive income
Foreign currency translation adjustment	64	17	92	(94)

Comprehensive income	$895	$649	$1,992	$1,673

Net income per Common Share
Basic	$0.10	$0.08	$0.23	$0.22
Diluted	$0.10	$0.08	$0.23	$0.22

Weighted Average Common Shares Outstanding
Basic	8,122	8,048	8,110	7,991
Diluted	8,440	8,274	8,391	8,192

(1) Excludes amortization of capitalized software costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	March 31,
	(Unaudited)
	2007	2006
Cash Flows From Operating Activities
Net income	$1,900	$1,767
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	4,435	4,058
Stock Option compensation expense	200	624
Deferred tax provision	891	173
Provision for doubtful accounts	327	324
Changes in operating assets and liabilities:
Accounts receivable	(4,667)	(729)
Inventories	35	52
Prepaid expenses and other assets	(210)	1
Accounts payable, accrued expenses and advances from customers	2,364	236
Net cash provided by operating activities	5,275	6,506

Cash Flows From Investing Activities
Acquisition of fixed assets	(446)	(349)
Capitalized software costs	(3,040)	(3,404)
Net cash used in investing activities	(3,486)	(3,753)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	439	836
Excess tax benefit from exercise of stock options	35	257
Principal payments on note payable	(18)	(18)
Net cash provided by financing activities	456	1,075

Foreign currency translation adjustments	92	(94)

Net increase in cash and cash equivalents	2,337	3,734
Cash at beginning of period	18,996	14,839
Cash at end of period	$21,333	$18,573

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest on notes payable	$1	$7
Income taxes paid (received)	$(49)	$28

Supplemental disclosures of noncash financing activities:
Reduction of goodwill recorded for tax benefit of related amortization	$174	$174

Index

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

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

The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock, par value $0.10 (“Common Stock”), of Mediware outstanding.  For the three and nine months ended March 31, 2007 and 2006, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.	STOCK BASED COMPENSATION

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  In February 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 500,000 to 1,000,000.  In December 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 1,000,000 to 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, restricted stock units or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of March 31, 2007, 1,229,000 shares were available for issuance under this plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of March 31, 2007 no options were available to be issued under this plan.

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

The Company accounts for stock-based compensation following the provisions of SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation.  The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The aggregate noncash stock based compensation expense amounted to $53,000 and $200,000 for the three and nine month periods ended March 31, 2007, respectively.

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

The following table sets forth summarized information concerning the Company's stock options for the nine months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,140,000	$9.12

Granted	35,000	$8.42
Exercised	(61,000)	$7.25
Forfeited or expired	(88,000)	$11.84

Outstanding at March 31, 2007	1,026,000	$8.97	3.9	$1,221,000

Expected to vest at March 31, 2007	1,026,000	$8.97	3.9	$1,221,000

Options exercisable at March 31, 2007	879,000	$9.00	3.9	$1,128,000

The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006, was $93,000 and $676,000, respectively.  The fair value of the nonvested shares is determined based on the average trading price of the Company’s shares on the grant date.

The Company generally issues new shares upon the exercise of stock options.

Cash received from options exercised under all share-based payment arrangements for the nine months ended March 31, 2007 and 2006 was $439,000 and $836,000, respectively.  The excess tax benefit realized for the tax deductions related to option exercises of the share-based payment arrangements totaled $35,000 and $257,000 for the nine months ended March 31, 2007 and 2006, respectively.

Index

A Summary of the status of the Company’s nonvested options as of March 31, 2007, and changes during the nine months ended March 31, 2007, is presented below:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2006	167,000	$4.00
Granted	35,000	2.30
Canceled or expired	-	-
Vested	(55,000)	4.08
Nonvested at March 31, 2007	147,000	$3.57

As of March 31, 2007, there was $257,000 of total unrecognized compensation cost related to nonvested options granted under existing stock option plans.  This cost is expected to be recognized over a weighted average period of 1.1 years.  The total fair value of options vested during the nine months ended March 31, 2007 amounted to $224,000.

The following table presents information relating to stock options at March 31, 2007:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $4.49	163,000	$3.61	2.5	163,000	$3.61
$4.50 - $7.49	65,000	$6.74	1.0	65,000	$6.74
$7.50 - $8.99	234,000	$8.04	3.4	124,000	$7.99
$9.00 - $10.49	248,000	$9.96	4.9	225,000	$10.00
$10.50 - $11.99	124,000	$10.89	3.2	124,000	$10.89
$12.00 - $13.49	137,000	$12.51	5.9	122,000	$12.47
$13.50 - $14.99	45,000	$13.74	6.0	45,000	$13.74
$15.00 - $16.50	10,000	$15.00	6.7	10,000	$15.00
	1,026,000			878,000

The Company has entered into agreements with certain key employees.  Under the terms of these agreements, the Company granted the employees, in aggregate, 210,000 restricted shares of Common Stock (the “Performance Shares”).  The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share.  The Performance Shares may result in compensation expense in future periods of up to $1,839,000, the fair value on the date of grant.  The probability of achieving these performance goals is remote.  Accordingly, Mediware has not recognized any related compensation expense for previous periods or for the three and nine months ended March 31, 2007.  Mediware will reassess at each reporting period whether achievement of any performance condition is probable and will begin recognizing the related costs if and when the performance conditions become probable.

Index

A Summary of the status of the Company’s nonvested restricted common stock as of March 31, 2007, and changes during the nine months ended March 31, 2007, is presented below:

Nonvested Restricted Common Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2006	155,000	$8.93
Granted	55,000	8.34
Canceled or expired	-	-
Vested	-	-
Nonvested at March 31, 2007	210,000	$8.76

4.	CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of business.  The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

5.	CONCENTRATION OF REVENUE

The Company recorded $693,000 of revenue related to one contract signed during the quarter ended March 31, 2007.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of March 31, 2007, and the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended March 31, 2007 and 2006, and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2007 and 2006.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

April 26, 2007

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

The Blood Management Division’s current blood transfusion product is HCLL™. The Company received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for its HCLL software in fiscal 2003. During fiscal 2005, the Company received 510(k) clearance for its complementary HCLL donor software product for use in hospital-based donor centers.  The Blood Management division, through its LifeTrak® software, also provides large complex blood centers full function tools for blood collection and processing, donor recruitment, testing and inventory control.  In October 2005, the Blood Management Division officially announced the “sunset” of Hemocare® and LifeLine™, its two legacy blood transfusion products, which were originally installed in the early 1980s. The final sunset date is June 30, 2007, but Mediware believes that at least 90% of legacy customers made their licensing decision in or before the quarter ended March 31, 2007.  The Company has entered into license agreements representing 300 current and new customer sites for the HCLL software. The HCLL software is in productive use at approximately 39 sites.   The Company has entered into license agreements representing 66 customer sites for the LifeTrak software.

The Blood Management Division continues to concentrate on increasing the number of users and licensees of its HCLL and LifeTrak software, with a focus on large sophisticated healthcare institutions that are best positioned to take advantage of the robust functionality and enterprise-level capabilities in the software and any Hemocare and Lifeline customers that have not yet made a final licensing decision.  The Blood Management Division also continues to actively investigate product opportunities to the emerging biologics and human cell/tissue-based product markets.

The Medication Management Division’s current WORx® drug therapy software is currently licensed to over 110 hospital organizations encompassing approximately 227 hospital sites. The product’s market acceptance encompasses hospitals of all sizes, including strategically important multi-site hospitals. The Medication Management Division released two products, MediCOE™ and MediMAR® in fiscal 2004. These products are fully integrated with each other and WORx providing a complete drug therapy management system with a clinician order entry module (MediCOE) and nursing point of care medication administration and documentation module (MediMAR). The MediCOE and MediMAR products have been installed and are in productive use in 2 and 6 separate customer sites, respectively.  In March 2007, the Medication Management Division licensed a new software product, MediREC.  This new product assists hospitals in achieving compliance with a new Joint Commission on Accreditation of Healthcare Organizations (JCAHO) mandate, which requires  hospitals to document all of a patient’s home medications when a patient is admitted to the hospital or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital and repeat this process whenever the patient is transferred and again when the patient is discharged.

The Medication Management Division continues to target its large WORx software customer base for the sale of the MediCOE and MediMAR products and has begun marketing MediREC to this customer base as well.   The Medication Management Division is also beginning to increase its focus on behavioral health and other specialty healthcare markets where the integrated features and functionality included in the WORx, MediMAR MediREC and MediCOE software products can be tailored to meet the unique needs of these markets and institutions.

Selling the Medication Management Division’s full suite of products (WORx, MediMAR, MediREC and MediCOE) involves the development of new markets, and such sales are larger in size and scope and involve more hospital departments and, therefore, substantially longer sales cycles compared to stand-alone WORx sales.  The impact of these changes has been slower than expected, resulting in less predictable contract closures, and the recognition of license software revenue (in some cases) over multiple quarters, in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition.” The Company sold its MediMAR product to two customers during the third quarter or three months ended March 31, 2007, but has not sold  the  MediCOE software during the nine months ended March 31, 2007.  Mediware is selling MediREC to its customers on a transaction basis and expects the sale and implementation cycles for MediREC to be substantially shorter than for the full suite of products.  During the three months ended March 31, 2007, Mediware executed MediREC agreements for use at two customer sites.

Index

For the nine months ended March 31, 2007, system sales in the Blood Management Division accounted for 71% of all system sales by the Company and service revenues for the Blood Management Division accounted for 43% of service revenues for the Company.  The Blood Management Division has significantly benefited from the non-recurring increased revenues associated with the sunset program.  The Blood Management Division system sales will substantially decline after the completion of the legacy product sunset program at the end of fiscal 2007.  Service revenues in the division are expected to increase and somewhat offset the reduction in system sales in fiscal 2008 as implementations of HCLL software are completed.  The Company believes that contract closures for the Medication Management Division’s suite of products will continue to be less predictable over the coming quarters and the recognition of license software revenue from future sales may be required to be recognized over multiple quarters. As a result, the Company expects lower revenues and net income in fiscal year 2008 compared to fiscal year 2007 as the Company returns to a business cycle that does not include a sunset program.

Results of Operations for the Three Months Ended March 31, 2007 as Compared to the Three Months Ended March 31, 2006

Total revenue for the third quarter of fiscal 2007 is $11,057,000 compared to $9,968,000 in the same quarter of the prior year, reflecting an increase of $1,089,000, or 10.9%.  This increase is primarily the result of an increase in revenue in the Blood Management Division.  The Blood Management Division recorded total revenue of $6,427,000 in the third quarter compared to $4,952,000 in the same period of fiscal 2006, representing an increase of $1,475,000, or 29.8%.  The Medication Management Division (excluding the United Kingdom operating division, JAC Computer Services, Ltd., “JAC”) recorded total revenue of $3,058,000 in the third quarter of fiscal 2007 compared to $3,381,000 in the third quarter of fiscal 2006.   This represented a decrease of approximately $323,000, or 9.6%, compared to the same quarter a year ago.   JAC recorded total revenues of $1,292,000 in the third quarter of fiscal 2007, representing an increase of $94,000, or 7.8%, compared to $1,198,000 in the same period of fiscal 2006.  The Perioperative Management Division recorded revenues of $280,000 in the current quarter, representing a decrease of $157,000, or 35.9%, compared to $437,000 in the same quarter in fiscal 2006.

System sales, which include proprietary software, third party software and hardware revenue, amounted to $4,887,000 in the third quarter of fiscal 2007, an increase of $1,547,000, or 46.3%, from $3,340,000 in the same period in fiscal 2006.  The increase in system sales is primarily attributable to the sunset of the two legacy products of the Blood Management Division.  System sales for the Blood Management Division were $3,429,000 for the third quarter of fiscal 2007, an increase of $1,968,000, or 134.7%, compared to $1,461,000 in the same quarter of fiscal 2006.  The System Sales in the Blood Management Division during the quarter were stronger than expected as more customers migrated to the HCLL software in the third quarter than expected.  As a result of the higher level of activity in the third quarter, Mediware expects lower System sales in the Blood Management Division in the fourth quarter of fiscal 2007 than in the third quarter of fiscal 2007.    System sales in the Medication Management Division (excluding JAC) decreased from $1,305,000 in the third quarter of fiscal 2006 to $1,037,000 in the third quarter of fiscal 2007, representing a decrease of $268,000, or 20.5%.  This decrease is due to a decline in third party software sales in fiscal 2007, partially offset by increased WORx system sales.  JAC recorded system sales of $399,000 in the third quarter of fiscal 2007, representing a decrease of $68,000, or 14.6%, compared to $467,000 reported for the same period in fiscal 2006.  The decrease is due to a decline in the number of new contracts during the third quarter.  However, Mediware expects JAC system sales to continue as JAC continues to position itself to benefit from the “Connecting for Health” program in the UK.  The Perioperative Management Division experienced a decrease in system sales of $85,000, or 79.4%, from $107,000 in the third quarter of fiscal 2006 to $22,000 in the third quarter of fiscal 2007.  Mediware intends to continue investing in sales and marketing and expects that this additional investment will enable the Company to participate in more sales opportunities and broaden the Company’s potential base of customers, which is expected to help address the expected lower revenues and net income in fiscal 2008 compared to fiscal 2007 as the Company returns to a business cycle that does not include a sunset program.

Index

Service revenue, which includes recurring software support, implementation and training services, amounted to $6,170,000 in the third quarter of fiscal 2007, a decrease of $458,000, or 6.9%, from $6,628,000 for the same period in fiscal 2006.  Service revenue for the Blood Management Division totaled $2,998,000 in the third quarter of fiscal 2007, representing a decrease of $493,000, or 14.1%, compared to $3,491,000 in the third quarter of fiscal 2006.  This decrease in service revenue is primarily due to decreased support revenues from customers electing not to utilize HCLL upon the sunset of their legacy products, partially offset by increased implementation revenues resulting from an increase of implementation projects from customers electing to utilize HCLL upon the sunset of their legacy product.  Mediware believes, but cannot assure, that service revenue will increase as implementation revenue from the new HCLL customers continues to grow.  Service revenue in the Medication Management Division (excluding JAC) decreased $55,000, or 2.6%, to $2,021,000 in the third quarter of fiscal 2007 compared to $2,076,000 in the third quarter of fiscal 2006.  This decrease is primarily due to a decrease in implementation revenue resulting from a decline in ongoing implementation projects, partially offset by increased rates on support services provided to existing customers.  Service revenue for JAC increased $162,000, or 22.0%, to $893,000 in the third quarter of fiscal 2007 compared to $731,000 in the third quarter of fiscal 2006.  This increase in service revenue is due to a combination of increased rates on support services provided to existing customers and additional support revenue generated from new customers within the preceding twelve months.  Service revenue in the Perioperative Management Division decreased $72,000, or 21.6%, to $258,000 in the third quarter of fiscal 2007 compared to $330,000 in the third quarter of fiscal 2006.  The decrease in service revenue for this division is primarily due to a decline in ongoing implementation projects resulting from the completion of the migration from Mediware’s legacy Surgiware System to its Perioperative Solutions product.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $283,000, or 54.8%, from $519,000 in the third quarter of 2006 to $802,000 in the third quarter of fiscal 2007.  The gross margin, excluding amortization of capitalized software costs, on system sales was 83.6% in the third quarter of fiscal 2007 compared to 84.5% in the same quarter in fiscal 2006.   The decrease in gross margin is primarily due to the increase in lower margin hardware sales in the Blood Management Division during the third quarter of fiscal 2007.

Cost of services includes the salaries of client service personnel and communications expenses along with direct expenses of the client service departments.  Cost of services increased $151,000, or 7.4%, from $2,047,000 in the third quarter of 2006 to $2,198,000 in the third quarter of 2007.  The increase in cost of services is primarily attributed to increases in implementation personnel in the Blood Management Division as the division prepares for an increasing number of implementation projects.  Gross margin on service revenue was 64.4% for the third quarter of fiscal 2007 compared to 69.1% for the third quarter of fiscal 2006.  Management believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current rates which are defined as the percentage of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $134,000, or 11.0%, to $1,354,000 in the third quarter of fiscal 2007 compared to $1,220,000 in the third quarter of fiscal 2006.  This increase is primarily due to increased amortization of capitalized software costs related to additional product releases of the HCLL, WORx, MediMAR, MediREC and MediCOE products within the prior fiscal year.  Mediware expects amortization to continue to increase during fiscal 2007 as new software releases occur.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs decreased $171,000, or 14.6%, in the third quarter from $1,170,000 in fiscal 2006 to $999,000 in fiscal 2007. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $2,055,000 in the third quarter of fiscal 2007 compared to $2,194,000 in the third quarter of fiscal 2006, a decrease of $139,000, or 6.3%.  Mediware believes that its near term total investment in product development will remain substantially consistent with current levels however the investment among divisions may shift due to normal product development life cycles.

Index

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; and other related direct administrative expenses.  SG&A expenses increased $562,000, or 13.5%, from $4,167,000 in the third quarter of fiscal 2006 to $4,729,000 in the third quarter of fiscal 2007.  This increase is primarily due to increases in labor costs and legal fees, partially offset by reductions in other professional fees and bad debt expense.  The Company believes that SG&A costs will decline in the near term but will likely increase in the longer term as the Company invests in sales, marketing and other infrastructure costs.

Net income in the third quarter of fiscal 2007 was $831,000, an increase of $199,000, or 31.5%, compared to a net income of $632,000 in the third quarter of fiscal 2006.

Results of Operations for the Nine Months Ended March 31, 2007 as Compared to the Nine Months Ended March 31, 2006

Total revenue for the nine months ended March 31, 2007 is $30,794,000 compared to $28,764,000 in the comparable period of fiscal 2006, an increase of $2,030,000, or 7.1%.  This increase is primarily the result of an increase in revenue in the Blood Management Division. Revenue in the Blood Management Division increased $2,943,000, or 19.4%, to $18,133,000 in the nine months ended March 31, 2007 compared to $15,190,000 in the same period in fiscal 2006.  The Medication Management Division (excluding JAC) recorded a decrease of $828,000, or 8.9%, to $8,500,000 in the first nine months of fiscal 2007 from $9,328,000 in the same period in fiscal 2006. JAC recorded an increase of $173,000, or 5.7%, to $3,228,000 in the nine months ended March 31, 2007 compared to $3,055,000 in the same period in fiscal 2006. The Perioperative Management Division recorded a decrease of $258,000, or 21.7%, to $933,000 in the nine months ended fiscal 2007 compared to $1,191,000 in the same period in fiscal 2006.

System sales were $12,100,000 for the nine months ended March 31, 2007, an increase of $2,613,000, or 27.5%, from $9,487,000 in the same period in fiscal 2006.  System sales for the Blood Management Division were $8,724,000 for the nine months ended fiscal 2007, an increase of $3,574,000, or 69.4%, from $5,150,000 in the comparable period in fiscal 2006. The increase in system sales is primarily attributable to the sunset of the division’s two legacy products.  System sales in the Medication Management Division decreased $850,000, or 25.7%, to $2,453,000 for the nine months ended March 31, 2007 from $3,303,000 in the same period in fiscal 2006.  The decrease is a result of lower System sales during the nine months ending March 31, 2007.  The decrease in system sales also reflects lower sales of third party software as well as the base WORx system.  JAC recorded a decrease in system sales of $41,000, or 4.6%, to $843,000 for the nine months ended March 31, 2007, compared to $884,000 in the same period in fiscal 2006. The decrease reflects a decrease in the number of software contracts sold during fiscal 2007. The Perioperative Management Division experienced a decrease in system sales of $70,000, or 46.7%, from $150,000 in fiscal 2006 to $80,000 in fiscal 2007  Mediware intends to continue investing in sales and marketing  and expects that this additional investment will enable the Company to participate in more sales opportunities and broaden the Company’s potential base of customers which is expected to help  address the expected lower revenues and net income in fiscal 2008 compared to fiscal 2007 as the Company returns to a business cycle that does not include a sunset program.

Service revenue decreased $583,000, or 3.0%, to $18,694,000 in the first nine months of fiscal 2007 from $19,277,000 in the same period in fiscal 2006.  Service revenue for the Blood Management Division decreased $631,000, or 6.3%, to $9,409,000 in the first nine months of fiscal 2007 compared to $10,040,000 in the same period of fiscal 2006. This decrease in service revenue is primarily due to decreased support revenues from customers electing not to utilize HCLL upon the sunset of their legacy products, partially offset by increased implementation revenues from customers electing to utilize the HCLL software upon the sunset of their legacy product.  Service revenue in the Medication Management Division (excluding JAC) increased $22,000, or 0.4%, to $6,047,000 in the first nine months of fiscal 2007 compared to $6,025,000 in the same period in fiscal 2006. The increase is primarily due to increased rates on support services for existing customers, partially offset by a decrease in implementation revenue resulting from a decline in ongoing implementation projects.  Service revenue for JAC increased $214,000, or 9.9%, to $2,385,000 in the nine months ended March 31, 2007 compared to $2,171,000 in the same period of fiscal 2006.  This increase is primarily due to increased rates on support services for existing customers and an increase in the customer base, offset partially by a decrease in training revenues.  Service revenue in the Perioperative Management Division decreased $188,000, or 18.1%, from $1,041,000 for the first nine months of fiscal 2006 to $853,000 in the same period for fiscal 2007. This decrease in service revenue is primarily due to a decline in ongoing implementation projects due to the completion of the conversion of legacy customers.

Index

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $454,000, or 27.0%, to $2,133,000 in the nine months ended March 31, 2007 compared to $1,679,000 in the same period in fiscal 2006.  The increase is due to overall hardware sales increases, primarily in the Blood Management Division. The gross margin, excluding amortization of capitalized software costs, on system sales was 82.4% in the first nine months of fiscal 2007 compared to 82.3% in the same period in fiscal 2006.

Cost of services increased $325,000, or 5.6%, to $6,118,000 in the nine months ended March 31, 2007 compared to $5,793,000 in the same period for fiscal 2006. The increase in cost of services is primarily attributed to increases in implementation personnel as Mediware increased staff levels for the rollout of its MediMAR, MediCOE and HCLL products.  Gross margin on service revenue were 67.3% for the nine months ended March 31, 2007 compared to 69.9% for the same period in fiscal 2006. Mediware believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current utilization rates which are defined as the ratio of billed hours to worked hours of its service personnel.

Amortization of capitalized software increased $411,000, or 11.5%, to $3,982,000 in the nine months ended March 31, 2007 compared to $3,571,000 in the same period in fiscal 2006. This increase is primarily due to increased amortization of capitalized software costs related to the Company’s HCLL and MediMAR products.
Software development costs decreased $343,000 or 10.3% in the nine months ended March 31, 2007 to $2,983,000 compared to $3,326,000 in the same period in fiscal 2006.  Expenditures for software development include amounts paid for both capitalizable and non-capitalizable development projects. Total expenditures for software development were $6,024,000 the nine months ended March 31, 2007, compared to $6,730,000 the same period in fiscal 2006, a decrease of $706,000 or 10.5%. This decrease primarily reflects decreased expenditures in the Blood Management Division and Medication Management Division (excluding JAC).   Mediware expects to continue investing in product development.

SG&A expenses increased $1,310,000, or 10.8%, from $12,098,000 for the nine months ended March 31, 2006 compared to $13,408,000 in the same period in fiscal 2007. This increase is primarily due to increases in labor costs, legal fees and sales and marketing initiatives.  These increases were partially offset by reductions in insurance and rent expense. The Company believes that SG&A costs will decline in the near term but will likely increase in the longer term as the Company invests in sales, marketing and other infrastructure costs.

In December 2005, Mediware resolved two separate tax issues related to its JAC division in the United Kingdom, resulting in a net refund of $101,000.  This amount is included in the income tax provision for the nine months ended March 31, 2006, reducing the effective tax rate to 36%.

Net income for the nine months ended March 31, 2007 was $1,900,000, an increase of $133,000 or 7.5%, compared to a net income of $1,767,000 the same period of fiscal 2006.

Liquidity and Capital Resources

As of March 31, 2007, Mediware had cash and cash equivalents of $21,333,000 compared to $18,996,000 at June 30, 2006.  Working capital was $22,960,000 and $18,095,000 at March 31, 2007 and June 30, 2006, respectively.  The current ratio was 2.7 to 1 at March 31, 2007 compared to 2.6 to 1 at June 30, 2006.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $5,275,000 during the first nine months of fiscal 2007 compared to $6,506,000 during the same period a year ago.  The decrease in cash provided by operating activities is primarily due to changes in accounts payable, deferred income taxes and accounts receivable.

Index

Cash used in investing activities was $3,486,000 during the first nine months of fiscal year 2007 compared to $3,753,000 during the same period a year ago.  The decrease primarily relates to less capitalized software development costs in the current year.  Mediware capitalized $3,040,000 and $3,404,000 of product development costs during the nine months ended March 31, 2007 and 2006, respectively.

Cash provided by financing activities was $456,000 during the first nine months of fiscal year 2007 compared to $1,075,000 during the same period a year ago, primarily reflecting a reduction in the amount of proceeds received from stock option exercises and the decrease in excess tax benefits related to the exercise of stock options.

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

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of March 31, 2007.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Index

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In February 2007, the California Supreme Court denied the petition for review filed by former Mediware employee Donnie L. Jackson, Jr. regarding the decision of the Third Appellate District in Sacramento, California to vacate the award of attorney's fees previously obtained by Mr. Jackson and to remand the case to the El Dorado Superior Court for further proceedings.  Mr. Jackson had previously successfully moved for summary judgment on claims he misappropriated trade secrets of Global Med Technologies, Inc. and breached certain contractual covenants. The trial court had awarded fees, costs and interest against Global Med based on Mr. Jackson's employment contracts.  In the event that Mr. Jackson ultimately prevails in this case, the Company would be eligible to be reimbursed for certain attorneys' fees and costs plus interest advanced to Mr. Jackson by the Company in connection with Global Med's claims.

In addition to the foregoing case and others reported in our Annual Report on Form 10-K for the year ended June 30, 2006 and any subsequent Quarterly Report on Form 10-Q, Mediware is from time to time involved in routine litigation incidental to the conduct of its business, including employment disputes and litigation alleging product defects, intellectual property infringements, violations of law and breaches of contract and warranties. Mediware believes that no such routine litigation currently pending against it, if adversely determined, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 1A.	RISK FACTORS

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make were set forth in the “Item 1A - Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2006 and as updated by our subsequent quarterly reports on Form 10-K. There have been no material changes from the risk factors disclosed in that Form 10-K and the subsequent Form 10-Qs except as set forth below.

Our revenue will be adversely affected after June 2007 by the   loss of revenue derived from the sunset of the Blood Management Division’s legacy products.

Over the last few years, our Blood Management Division has experienced increased revenue as a result of the migration of its customers from our legacy blood bank products to our HCLL software product.   The first of two key sunset dates occurred in the second quarter of fiscal 2007 and the second such date occurs in the fourth quarter of fiscal 2007.  Following fiscal 2007, Mediware expects decreased revenue in the Blood Management Division. As a result, Mediware expects lower revenues and net income in fiscal year 2008 compared to fiscal year 2007.

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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

May 8, 2007	/s/	JAMES F. BURGESS
Date		JAMES F. BURGESS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

May 8, 2007	/s/	MARK B. WILLIAMS
Date		MARK B. WILLIAMS
CHIEF FINANCIAL OFFICER