Form 10-K
period 2007-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2007-09-13
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 1-10768

MEDIWARE INFORMATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	11-2209324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11711 West 79th Street Lenexa, KS	66214
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (913) 307-1000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $ .10 per share	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on December 31, 2006 as reported on the Nasdaq Capital Market, was approximately $39,390,000.

The number of shares outstanding of the registrant's common stock, as of August 16, 2007, was 8,152,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

PART I

Item 1.  Business.

Overview

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas.  The Company maintains an Internet website at www.mediware.com, at which reports filed with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), can be obtained under “Filings” without charge as soon as reasonably practicable after filed or furnished with the SEC.

Mediware develops, markets, licenses, implements and supports clinical management information solutions.  The Company's solutions are primarily designed to create an automated “closed loop” clinical system for the management of medication and blood in hospitals, blood centers, and long-term care and behavioral health facilities.  The Company’s solutions  typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware.  Mediware sells implementation, training, and annual software support services with software systems.  The Company also maintains a perioperative management software product used by hospitals in the United States.   Mediware provides annual software support services to its perioperative software customers, but on July 20, 2007, Mediware announced that it stopped actively marketing its perioperative management products and does not expect to market these products in fiscal year 2008.

Mediware markets its blood management products primarily in the United States.  The Company markets its medication management solutions in the United States and in the United Kingdom, with different software systems designed for the specific requirements of each market.  The Company has operations in the United Kingdom relating to the systems licensed and sold primarily in that market.  All other operations are in the United States.

Market Positioning

Mediware’s products have been designed to address significant clinical issues in the healthcare industry.   Traditional healthcare environments include collections of disparate information systems and manual processes used by clinicians throughout the care process.  The result is reduced efficiency and increased safety risks due to the potential for human error and delayed access to patient information and records as patients progress through the continuum of care. When dealing with blood or medications, errors and delays can often result in tragic consequences.   The Company’s products address these clinical issues with “suites” of applications that provide clinicians one data environment for the information relating to the prescribing, preparation, and administration of drug and/or blood therapies.  The Company’s two primary product lines manage each step of the therapeutic process, including: ordering, fulfillment, administration, and documentation.  Mediware’s products provide care providers a “closed loop” process for blood and medication therapies.  The Company believes this closed loop process differentiates it from the industry’s catalog and “best of breed” vendors.  The process-centric integrated data environments provided by Mediware’s blood and medication management solutions seamlessly extend the discipline and controls of the pharmacy and blood bank to patient units, operating room suites, and other venues where adverse events occur.

On July 20, 2007, Mediware announced the consolidation of its three business divisions into a single operating unit to eliminate redundant business functions, improve efficiencies and lower operating costs.  The Company expects the consolidation to permit more investment in the blood and medication management product lines and to accelerate the growth of the Company’s closed loop blood and medication management product lines without negatively impacting the delivery of its services.  At the same time, the Company also announced its intention to stop actively marketing its perioperative management products to focus resources on enhancing and expanding its strategic product direction.

The Healthcare Information Systems Industry

The healthcare industry in the United States is highly fragmented, complex, and inefficient. Comparatively, the healthcare industry has invested less in information technology than many other industries. While advances in medical technology have provided physicians, nurses and other caregivers leading edge diagnostic and therapeutic technologies, the information systems supporting the management of clinical processes in complex healthcare organizations have made insufficient progress.  A substantial portion of clinical workflow still depends upon manual paper-based processes interfaced with various automated or semi-automated functionally oriented clinical systems.  Examples of functionally oriented clinical systems include pharmacy, radiology, blood bank and nursing documentation.

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

For example:

•
In July 2006, the Institute of Medicine published a study on medication errors.  The study found that on average a patient suffers one medication error every day the patient stays in the hospital.  The study concluded that 1.5 million people are harmed and thousands are killed each year in hospitals due to medication errors.  In addition to the patient risk, the study estimated that errors cost the nation at least $3.5 billion annually.

•
In September 2007, The Joint Commission Journal on Quality and Patient Safety included a study on medication errors.  The study found that almost 5% of the medication errors identified were attributable to the use of medication abbreviations that resulted in miscommunication.  It found that 81% of such errors occurred during prescribing, 14% occurred during transcribing and 3% occurred during dispensing.  The study suggested that electronic medication ordering tools can help reduce this source of human error.

•
The Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), which has oversight responsibility for hospitals, has the authority to revoke the accreditation of hospitals that fail to meet JCAHO standards of care.   A hospital’s failure to meet JCAHO’s standards could result in the loss of critical Medicare and Medicaid reimbursement revenue.  JCAHO’s mandates require hospitals to document all of a patient’s home medication when a patient is admitted to the hospital or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital and repeat this process when the patient is transferred in the hospital and when the patient is discharged.

•
The Serious Hazards of Transfusion (“SHOT”), an on-going study in the United Kingdom, reviewed facilities accounting for 92% of that country’s blood supply.  Of the errors identified, 15% resulted from errors during requesting, prescription or sample collection; 29% occurred in the blood bank and 50% were due to error when collecting and/or administering blood.  The study also found that the single most important factor in transfusion errors is misidentification of the patient.  As a result, the study recommended the evaluation of computerized aids and barcode technology to confirm that the correct unit of blood is administered.

The Company believes that in addition to healthcare industry evolution and studies like those identified, the impact of specific potential health threats such as the variant Creutzfeldt-Jakob (mad cow) virus will require healthcare organizations to re-examine their ability to track and analyze patients, donors, procedures and outcomes.  Mediware's products, which integrate operating and clinical systems, are targeted to facilitate solutions to these healthcare industry issues.

The Company anticipates that the continued increase in government regulation, public and competitive pressure regarding errors occurring in hospitals, and new health threats, will increase the industry’s expenditures on clinical information systems.  Mediware believes that its product strategy and offerings provide an alternative to monolithic solutions architectures of disparate systems and can play a role in moving healthcare IT standards forward to deliver significant results for customers.

Competition in the market for clinical information systems is intense.  The principal competitive factors are the functionality of the system, its design and capabilities, site references, ability to install, process redesign capabilities, reputation, software platform, the potential for enhancements, price, departmental versus enterprise sales and salesmanship.  Also key is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company's products and each sale.

Blood Management Products

The Company supplies information and management software systems to blood donor and transfusion centers.  Hospitals and blood centers face pressures to manage blood inventory and improve the safety of the blood supply by reducing errors, improving screening and increasing throughput and cost efficiencies.  These pressures exist despite pressures across the healthcare industry to reduce costs and to address ongoing personnel shortages.  Mediware's user-friendly blood management software systems are intended to help hospitals and blood centers address these issues.  The software is designed to reduce costs through automatic report production, decreased paperwork, and automated billing.  The Company's products are also designed to improve blood supply safety and the productivity of blood center personnel through the use of user-defined truth tables and automatic linking to donors' historical records, among other features.  Donor recruitment programs may also be enhanced though Mediware’s donor software by making tele-recruiters more productive.

The Company’s current blood transfusion product is  HCLL™.  During fiscal 2005, the Company received 510(k) clearance for its complementary HCLL donor software product for use in hospital-based donor centers.  HCLL Transfusion and HCLL Donor are clinical applications that address blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area identified as a key to controlling the rising cost of blood products.  The HCLL software is already in productive use at nearly 60 sites.

The Company also provides large complex blood centers tools for donor targeting, donor recruitment,  donation management, unit testing, blood component manufacturing, inventory control and distribution through its LifeTrak® software.  LifeTrak software can operate in multiple operating environments enabling each customer to configure hardware according to its own needs and budgetary constraints.  The Unix-based LifeTrak software system is more suitable for larger complex customer donor sites, while the HCLL Donor system is generally a more cost effective solution for hospitals and smaller donor centers.

In October 2005, the Company announced the “sunset” of Hemocare® and LifeLine™, its two legacy blood transfusion products, which were originally installed in the early 1980s.   The final sunset date was June 30, 2007.  The Company entered into license agreements representing approximately 300 current and new customer sites for the HCLL software since its sunset program was announced.

The Company continues to concentrate on increasing the number of users and licensees of its HCLL and LifeTrak software, with a focus on large sophisticated healthcare institutions that are best positioned to take advantage of the robust functionality and enterprise-level capabilities in the software.

The Company is also looking to new products and markets to continue its growth.  In early fiscal year 2008, the Company announced its new BloodSafe™ suite of products.  The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s physical blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL system or operate on a stand-alone basis.  Additionally, the Company believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  The Company expects the biologics markets to become subject to regulatory scrutiny.  As a result, the Company is developing software products that address the management of non-blood biologics.

In addition to its sale of software, the Company generates revenue from professional services and post-contract support.  These ongoing support contracts have recently accounted for over 50% of revenue from blood management operations and are recurring in nature.

The blood management products are marketed primarily through the Company’s direct sales force.  Additionally, the Company is working to develop complementary reseller relationships for products.

The blood management products compete primarily with vendors of laboratory information systems ("LIS") providing a blood bank subsystem as a part of their laboratory product, as well as other companies that market stand-alone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company.  The Company believes, however, that due to the functionality of the HCLL software, the Company is well-positioned in the blood bank system market and that it has a good reputation with its customers, including many of the most sophisticated healthcare systems in the United States.

Medication Management Products

The Company supplies medication management solutions to hospitals, mental health facilities, penal institutions and other institutions that require the administration and management of medication.  The Company’s medication management solutions are designed to help customers improve patient safety while reducing costs and improving clinical documentation.  Additionally, the solutions help medical facilities comply with increasing regulatory and governmental requirements.

The Company’s principal software product for medication management is WORx®, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  Since its introduction, WORx has been licensed for use at approximately 250 customer sites.  The product's market acceptance encompasses hospitals of all sizes, including multi-facility healthcare systems.

In fiscal 2004, the Company released two new medication management products, MediCOETM and MediMAR®.  These products are fully integrated with the WORx software and provide a complete closed loop drug therapy management system with a physician order entry module (MediCOE) and nurse point of care administration and bedside documentation module (MediMAR).  The MediCOE software provides clinicians an efficient, effective method to enter medication orders and manage drug therapy.  Orders entered in the MediCOE software undergo a prospective evaluation based on the patient’s current medical profile to identify potential adverse outcomes.  Potential problems can be identified by the clinician at order entry and can be corrected or explained at the point of care.  The MediMAR software, on the other hand, serves as an electronic medication administration and bedside documentation record.  It produces a dynamic and complete representation of the patient’s medication profile, including clinician orders, medication list, allergies and notes or alerts to increase patient safety. The MediMAR software uses bar code, wireless, handheld, and other technologies to allow caregivers efficient and accurate methods to document patient medication administration.  The MediCOE and MediMAR products have been installed and are in productive use in two and five separate customer sites, respectively.

In March 2007, the Company introduced MediREC, a new medication management tool.  This new product assists in achieving compliance with a recent JCAHO mandate, which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital.  That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged.

The Company continues to target its large WORx software customer base and new customers with the MediCOE and MediMAR products and has begun marketing MediREC to this customer base and new customers as well.  The Company is also beginning to increase its focus on behavioral health and other specialty healthcare markets where the integrated features and functionality included in the WORx, MediMAR, MediCOE and MediREC software products can provide a fully integrated medication management solution.

Selling the Company’s full suite of medication management products is a complex process (WORx, MediMAR, MediCOE and MediREC) involving multiple hospital departments and, therefore, results in substantially longer sales cycles compared to stand-alone WORx sales.  This has resulted in less predictable contract closures and a need to recognize software license revenue over multiple quarters (in some cases).  The Company sold its MediMAR product to three customers during the year ended June 30, 2007, and sold its MediCOE software to one customer during the year ended June 30, 2007.  Mediware is licensing MediREC to its customers on a recurring, transaction basis and expects the sale and implementation cycles for MediREC to be substantially shorter than for the full suite of products.  As a result, the Company expects more sales of MediREC in the near term, but also expects the revenue associated with MediREC to start more slowly and expects the revenue to build over time.  During fiscal 2007, the Company executed MediREC agreements for use at four customer sites.

The Company generates revenue from medication management software sales, professional services and post-contract support.  Support contracts currently account for over half of the revenue from medication management operations.  As the sale of MediCOE and MediMAR products increases, the Company expects that license fee revenue will increase and support revenue will make up a smaller portion of the Company’s revenue.  In addition, the Company expects that the recurring transaction revenue from MediREC will build throughout the course of fiscal year 2008.

The Company’s medication management products compete against the products of the other niche competitors’ and some of the largest providers of healthcare information technology, including Cerner, General Electric, Siemens, Eclipsys and others.  These competitors often have significantly greater resources than Mediware, but the Company believes that its products are well positioned and have functionality that can lead to growth.  The medication management products are marketed directly through the Company’s sales force and other marketing channels, including reseller agreements with distribution partners and focused sales channels.

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).   JAC markets and provides support for  its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC includes an installed base of over 250 customer sites, representing over 90 National Health Service (“NHS”) acute hospitals or trusts.  JAC’s product offering includes JAC’s Pharmacy Management System and Electronic Prescribing module.  The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration.  This module has been installed in 14 U.K. customer sites and allows hospitals to improve patient safety relevant to medication management.  The Company’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing.  The installed base includes approximately 36% of the trusts within the NHS.

In the beginning of 2004, the NHS in England initiated an historic national program to purchase healthcare IT.  The government has identified that program as the “Connecting for Health” program.  This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England.  The NHS has entered into contracts to license software and services, but the program has experienced delays.  JAC has been able to work with the integrated service providers and the government to position itself favorably as a provider of software, and the Company expects that as the delays are resolved, JAC will benefit from the Connecting for Health Program.

Perioperative Management Products

Mediware has historically supplied information and management software systems to hospitals for use in the operating room setting.  Mediware’s perioperative management software provides scheduling tools and a comprehensive database that can assist operating room management personnel with management tools, information and reports that are needed to identify performance improvement opportunities.

The Company’s lead perioperative management product is Perioperative Solutions™, which provides the operating room with the broad scope of software functionality needed in a well-managed perioperative department. The Company’s PS Tracker™ and PS Clinical Intelligence™ are software modules that allow Perioperative Solutions customers to mine the comprehensive database created by Perioperative Solutions to improve operations and manage costs and to automate surgeon-specific preferences by analyzing case histories.

On July 20, 2007, the Company announced that in conjunction with the consolidation of its three business divisions into a single operating unit, it no longer intends to invest in the growth of the perioperative management products.  However, the Company will continue to provide support service to its existing perioperative management products and consider other strategic alternatives for this product line.  See Note 14, Subsequent Event, for further information.

Research and Development

Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Expenditures for software development for fiscal 2007, 2006, and 2005 were $8,208,000, $8,820,000 and $8,840,000, respectively.  Of the total expenditures during fiscal 2007, 2006 and 2005, $4,146,000, $4,565,000 and $5,300,000, respectively, were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Employees

As of June 30, 2007, the Company had 201 full-time employees of which 181 were employed domestically.  Approximately 20 employee positions were eliminated on July 20, 2007 in connection with the Company’s consolidation of its business units.  None of the Company's employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base.  The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 2007, there were 15 consultants working on various projects.

Seasonality

The Company's operations are not subject to seasonal fluctuations.

Geographic Information
(Amounts in thousands)

	For Year Ended June 30,
	2007	2006	2005
Revenue
United States	$36,749	$33,607	$32,777
United Kingdom	4,443	4,264	3,782
Total	$41,192	$37,871	$36,559

	As of June 30,
	2007	2006	2005
Long-lived assets
United States	$22,494	$24,012	$24,622
United Kingdom	560	580	607
Total	$23,054	$24,592	$25,229

The Company believes that the principal risks distinguishing its foreign operations are fluctuations in the exchange rates between British pounds and U.S. dollars, the distinct medical regulatory environment of the United Kingdom and the market involvement of the NHS.

Backlog

At June 30, 2007, the Company had a backlog of $25,461,000, of which $1,586,000 related to contracted software and hardware sales and $23,875,000 related to implementation, training and deferred support and maintenance services.  Software sales and services backlog consist of products and services sold under signed contracts, which have not yet been recognized as revenue.  At June 30, 2006, the Company had a backlog of $18,288,000, of which $852,000 related to contracted software and hardware sales and $17,436,000 related to implementation, training and deferred support and maintenance services.

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

Our revenue will be adversely affected after June 2007 by the loss of revenue derived from the sunset of the legacy blood management products.

Over the last few years, we have experienced increased revenue as a result of the migration of our customers from our legacy blood bank products to our HCLL software product.  The final sunset date for these legacy products was June 30, 2007.  Following fiscal year 2007, we expect systems sales revenue from blood management products to decrease.  As a result, we currently expect lower overall revenues and net income in fiscal year 2008 compared to fiscal year 2007.

The changing members of our senior management team create special risks for us.

On June 26, 2007, the Company’s Chief Executive Officer and President and Director, James Burgess, notified the Board of Directors of his resignation effective in September, 2007.   On June 29, 2007, the Company’s Board of Directors appointed John Damgaard, Vice President and General Manager of the Company’s Blood Management Division, as Chief Operating Officer of the Company.  Our former General Manager of Medication Management, Mr. Kevin Ketzel, announced his departure upon the consolidation of our business units on July 20, 2007.  Mr. T. Kelly Mann was named President and Chief Executive Officer on September 4, 2007.  Our senior executives (other than Mr. Mann), Messrs. Blay, Damgaard, Weber and Williams, have an average tenure of four years.  As the new management team is solidified and new roles in the Company are defined, our short-term and long-term direction may change, and the changes may not improve our future results of operations or financial condition.  In addition, the Company will incur additional expense associated with the compensation of its new CEO even though his future productivity is uncertain and there is no guarantee that he will have a positive impact on our revenues, operations or results of operations.

If we do not manage  the personnel changes associated with our business unit consolidation effectively, our financial performance could be harmed.

We have recently made strategic changes that have placed, and will continue to place, pressures on our management, administrative and operational infrastructure as well as on our results of operations.  On July 20, 2007, the Company announced the consolidation of its three business units into a single operating unit.    In conjunction with this consolidation, the Company closed a small office and reduced its workforce by approximately 10%.  These departed employees possessed knowledge of our business, relationships with our customers and other employees and skills that were not replaced.  In the consolidated structure, employees who previously worked in separate divisions must work together and new operational roles must be refined, which may cause employees to become dissatisfied and less productive or to terminate their employment with us.  The organizational realignment and personnel changes may make it more difficult for us to ensure that we operate efficiently and effectively.  In addition, the Company will incur additional expense associated with one-time termination benefits, early contract termination costs and facility consolidation costs.  Actual amounts incurred may exceed amounts expected.  See Note 14, Subsequent Event, for further information.

Our future growth depends in large part on customer acceptance of our MediMAR and MediCOE products.

While we believe that each of our medication management products are positioned to succeed in the market place, there is no assurance that customers will accept our MediMAR and MediCOE products and strategy to the extent that we expect. We are now targeting our large WORx software customer base and certain niche markets for the sale of the MediMAR and MediCOE products, and the new products are attracting new potential WORx software customers as well. The sales for the full suite of medication management products require broad acceptance throughout the hospital and reflect changes in workflows that create longer sales cycles for MediCOE and MediMAR products compared to stand-alone WORx sales.  While we anticipate the adoption of these products, the sales of MediMAR and MediCOE may instead reflect a lack of market acceptance of our products.  In the event that MediMAR and MediCOE are not accepted in the marketplace, our system sales would suffer, our service revenues for these products would be diminished and our investment in developing, as well as marketing, these products could be impaired.

Our United Kingdom business is subject to risks that are different from our other businesses.

Approximately 27% of the revenues related to our medication management products and services is based on business conducted in the United Kingdom. These foreign operations encounter risks and uncertainties specific to the United Kingdom such as:

•	government spending, including spending under England’s Connecting for Health Program

•	regulation of our products, customers and employees

•	uncertain contract terms and conditions

•	trade protection regulation

•	taxation

•	economic conditions

•	customer demands and payment practices and

•	changing competitors.

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

We rely upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect our proprietary information, including our software. We have not historically filed patent applications covering our software. As a result, we may not be able to protect against the misappropriation of our intellectual property.  Furthermore, we could be subject to claims by third parties, including competitors and creators of open-source code, that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could require us to:

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

We license third-party software products that we incorporate into our own software products. These products may include operating systems, relational database management systems, knowledge/clinical databases and other key systems. The termination by any third-party vendor of our licenses to use these products, or a significant change to a relied upon product, could have a material adverse effect on our operations.  Changes to the third-party products could also cause:

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

For example, the third party provider of drug information included in our WORx software has announced plans to change the format in which it provides drug information to us.  If we are unable to modify our software to address such changes in a manner that is satisfactory to the third party provider or our customers, such failure could cause our WORx solution to be less effective and have an adverse effect on our customer relationships.

If we are unable to enhance our relationships with our third party resellers, our ability to market products may be adversely affected.

We currently have important relationships with third party resellers of our products. If we are not able to continue or enhance our current relationships or develop new relationships, our future revenues could decrease.

Our newest product offerings rely on third-party products.

Our newest offerings, the MediREC software product and the BloodSafe suite of products, rely substantially on third-party products.  If our relationship with the third-party providers of these products changes or if the third-parties are unable to provide their products to Mediware, our strategy for growth relating to the MediREC and/or BloodSafe products would be negatively impacted.

Hospital networks reduce our sales opportunities and may reduce profitability.

Many hospitals are consolidating and forming (or becoming part of) integrated healthcare delivery networks. The formation of these networks might reduce the number of discrete prospects we may target on a “Best of Suite” basis and could provide more negotiating leverage to our prospective customers. These events could reduce our sales prices, increase the length of our sales cycle and otherwise could negatively affect our revenue and income.

Significant competition may reduce our profit margin.

The market for healthcare information systems is extremely competitive. Our competitors include Siemens AG, McKesson Corporation, Eclypsis Corporation, Misys PLC, Global Med Technologies, Inc., SCC Soft Computer, Cerner Corporation and GE Healthcare, each of which offers products that compete with certain of our offerings. Many of our competitors have greater financial, technical, product development, sales and marketing resources. A number of factors determine success or failure in our markets, including:

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

Our strategy includes licensing “Best of Suite” products to customers, which requires customer acceptance of our products and strategy.

While we believe that each of our “Best of Suite” products is positioned to succeed in the market place, there is no assurance that customers will accept our “Best of Suite” strategy or accept our products to the extent that we expect. If our customers instead select a single-vendor, enterprise-wide system that automates all functions of the hospital, rather than the  specific processes targeted by our products, our sales will decrease.

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones.

The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and by vendors whose products and services we use in providing our own products and services. If we do not respond successfully to evolving industry standards, our products and services may become obsolete. We must introduce new healthcare information services and technology solutions and improve the functionality of our existing products and services in a timely manner in order to retain existing customers and attract new ones. However, we may not be successful in responding to technological developments and changing customer needs. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in lost sales and lower margins.

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

We may pursue strategic acquisitions, investments, and relationships and may not be able to successfully manage our operations if we fail to successfully integrate such acquired businesses and technologies, which could adversely affect our operating results.

As part of our business strategy, we may seek and complete strategic business acquisitions that that are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

•	failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of the acquired business

•	diversion of management’s attention from other business concerns

•	failure to achieve projected synergies and performance targets

•	loss of clients or key personnel of the acquired business

•
possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies, and

•	write-off of software development costs and amortization of expenses related to intangible assets.

If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

Research and development is costly and may not produce successful new products.

Our strategy relies on continuing innovation. We currently intend to continue investing in research and development of new products. However, our investment may not produce marketable product enhancements and new products. If a product or group of products is not accepted in the marketplace, that could adversely affect our business, results of operations and financial condition. In addition, the cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. Our development and implementation of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated products and services on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential sales and harm our relationships with current or potential customers.

Developing new products would be difficult and take longer without the expertise of software engineers and third party consultants to develop our products.

Developing new products is a complex and difficult process. We have historically relied on the development expertise of employed software engineers and third party consultants, who have significant product expertise. The departure of certain software engineers or the termination of consultants who are providing Mediware development and product services could materially impact Mediware’s software development processes and product expertise. In addition, because of the complex nature of software or the departure of programming personnel or consultants, we could encounter difficulties or delays in the development and implementation of new products if we lost such expertise. These employees and consultants generally can terminate their relationship with us at any time.

Our decision to no longer invest in the growth of the perioperative management products could alienate certain customers.

While we believe that focusing our investment in the growth of our two core product lines provides Mediware its best opportunity for long-term growth, our decision to no longer invest in the perioperative management products could alienate certain current customers and have an adverse impact on the Company’s reputation in the market.

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

The hospitals that comprise the primary market for our products must comply with various U.S. and U.K. national, state and local statutes and regulations. The decisions and actions of various governmental and regulatory bodies administering these laws may significantly influence operations of hospitals, blood banks and healthcare organizations and could have a material adverse effect on our business, results of operations or financial condition.

In addition, our blood management products are regulated as medical devices by the FDA. Blood bank software vendors are also subject to the FDA’s Quality Systems Regulations. Although we try to ensure that our internal quality system complies with federal guidelines, full compliance with existing or any future guidelines, or inspection procedures is unpredictable. We have dedicated substantial time and resources to comply with guidelines and regulations applicable to our blood management products. The FDA enforces compliance by using recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and the inability to timely remedy any non-compliance, resulting in any of the above actions, would likely have a material adverse effect on our business, financial condition and results of operations. If the FDA expands its scope of regulation to our medication management or perioperative management products, it would be costly to implement the FDA Quality Systems Regulation procedures.  Furthermore, any new blood management products may not be approved by the FDA, which would diminish the value of our research and development for those products and could impair our future financial performance.

Recent regulations relating to patient confidentiality may increase costs and reduce profitability.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandated significant changes in the regulatory environment governing the security and confidentiality of individually identifiable, protected health information. Most healthcare providers, healthcare clearinghouses and health plans (“Covered Entities”) were not required to comply with the standards adopted by the Department of Health and Human Services to implement HIPAA for security until April 21, 2005 and the standards for privacy until April 14, 2003. Although we are not a Covered Entity, most of our customers are Covered Entities. As Covered Entities, our customers must require their service providers to meet some HIPAA obligations. Accordingly, we have been subjected to some of these requirements. Furthermore, we are subject to contractual requirements arising from HIPAA that increase our liability and risks associated with the handling of individual protected health information. In addition, many states have passed or are evaluating local versions of HIPAA and we may not be able to comply with the terms of such new statutes.  Evolving HIPAA-related laws or regulations could restrict the ability of our clients to obtain, use or disseminate patient information.  This could adversely affect the demand for our solutions if they are not re-designed in a timely manner in order to meet the requirements of any new regulations that seek to protect the privacy and security of patient data or enable our clients to execute new or modified healthcare transactions.  We may need to expend additional capital, research and development and other resources to modify our solutions and devices to address these evolving data security and privacy issues.

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

Government contracting frequently requires less favorable terms.

Mediware is increasing its efforts to license its software to behavioral health, prisons and other state institutions.  While we believe these markets present excellent opportunities, contracting with state and other government agencies frequently requires Mediware to accept less favorable contract terms and conditions, including warranties, performance obligations and limitations of liability.

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

The sales for the medication management “Best of Suite” products involve more hospital departments and longer implementation cycles. This exacerbates many of the foregoing risks.

Our stock price may be volatile due largely as a result of relatively low trading volume.

The trading price of Mediware’s common stock may fluctuate significantly from time to time. Generally, Mediware’s common stock has relatively low trading volume which can cause transactions in a relatively small number of shares to significantly impact the price of the stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's corporate headquarters are located in Lenexa, Kansas, where it occupies approximately 18,000 square feet of leased space. The Company also leases office space in Oak Brook, Illinois (approximately 16,000 square feet); and Portland, Oregon (approximately 1,000 square feet), however, this lease agreement expires on May 31, 2008.  The Company's United Kingdom operations are headquartered in Basildon, Essex, where it occupies leased space totaling approximately 6,000 square feet.

Item 3. Legal Proceedings.

On March 6, 2006, Triad Laboratory Alliance, LLC d/b/a Spectrum Laboratory Network (“Spectrum”) filed suit against Mediware in the General Court for Justice, Superior Court Division, County of Guilford, North Carolina. The case was subsequently removed from North Carolina state court to the United States District Court for the Middle District of North Carolina. Spectrum seeks an unspecified amount of damages (exceeding $300,000) due to, among other things, Mediware’s alleged misrepresentations and breaches of warranties under its license agreement and the violation of the North Carolina unfair trade practices statute.  Mediware counter-sued Spectrum for, among other things, breach of contract and misappropriation of Mediware’s intellectual property.  In July 2007, the parties agreed to enter into binding arbitration.  The lawsuits have been stayed while the case in proceeding through the arbitration process.

On August 16, 2006, Mediware filed a lawsuit against Korchek Technologies, LLC (“Korchek”) in the United States District Court for the Eastern District of New York alleging breach of contract and tortious interference with Mediware's contractual relationships with certain customers.  On September 28, 2006, Korchek filed an answer to Mediware's lawsuit denying any wrongdoing and filed a counterclaim. The counterclaim seeks unspecified damages and alleges, among other things, that Mediware has improperly interfered with Korchek’s prospective business relationships; disparaged Korchek, its president and its products and improperly induced Korchek’s customers to breach their contractual relationship with Korchek.

In February 2007, the California Supreme Court denied the petition for a review filed by former Mediware employee Donnie L. Jackson, Jr. regarding the decision of the Third Appellate District in Sacramento, California to vacate the award of attorney’s fees previously obtained by Mr. Jackson and to remand the case to Superior Court of El Dorado County, California for further proceedings.  Mr. Jackson had previously successfully moved for summary judgment on claims by GlobalMed Technologies, Inc. (“Global Med”)  that he misappropriated trade secrets and breached certain contractual covenants.  The trial court had awarded fees, costs and interest against Global Med based on Mr. Jackson’s employment contracts. In the event that Mr. Jackson ultimately prevails in this case, which was commenced on September 23, 2002 by Global Med, the Company would be eligible to be reimbursed for certain attorneys fees and costs plus interest advanced to Mr. Jackson by the Company in connection with Global Med’s claims.  If Mr. Jackson does not prevail, Mediware could be responsible under an agreement with Mr. Jackson for damages and certain fees and costs awarded to Global Med, which could be material.

In July 2007, Mediware and WakeMed, a hospital corporation based in North Carolina (“WakeMed”), settled their on-going contract actions against each other, which began June 2005 in federal court.  Neither party has on-going obligations with others under the settlement agreement.

In addition to the foregoing, Mediware is from time to time involved in routine litigation incidental to the conduct of its business, including employment disputes and litigation alleging product defects, intellectual property infringements, violations of law and breaches of contract and warranties.  Mediware believes that no such routine litigation currently pending against it, if adversely determined, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq Capital Market under the symbol MEDW.

The following table sets forth the high and low sales prices for the Company's common stock for each quarterly period of the fiscal years ended June 30, 2007 and 2006, as reported by Nasdaq.

	2007		2006
	High	Low	High	Low

First Quarter	$9.98	$7.30	$10.57	$7.82
Second Quarter	$9.49	$7.50	$12.13	$7.68
Third Quarter	$10.44	$8.05	$13.35	$9.75
Fourth Quarter	$9.07	$6.70	$10.68	$8.65

As of August 16, 2007, there were approximately 1,230 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders.  The Company does not currently intend to pay dividends, but it may review the benefits of paying dividends in the future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,022,000	$8.97	1,208,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,022,000	$8.97	1,208,000

Stock Comparison Graph

The following chart compares the cumulative total shareholder return on Mediware's common stock based on the closing bid price of Mediware's common stock for the five years ended June 30, 2007, with the cumulative total returns for the Russell 2000 Index and the Nasdaq Computer & Data Processing Services Stocks Index over the same period. The comparison assumes $100 invested in Mediware's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The stock price performance shown on the chart is not necessarily indicative of future performance.

Item 6. Selected Financial Data.
(In thousands, except per share data)

Statements of Operations Data
For the years ended June 30,
	2007	2006	2005	2004	2003
Revenue
System sales	$15,803	$12,164	$11,731	$12,421	$12,564
Services	25,389	25,707	24,828	24,233	20,419

Total revenue	41,192	37,871	36,559	36,654	32,983

Cost of sales
Cost of systems (1)	2,905	2,197	2,262	2,392	2,487
Cost of services (1)	8,348	7,483	7,441	7,331	6,263

Total cost of sales	11,253	9,680	9,703	9,723	8,750

Gross profit (1)	29,939	28,191	26,856	26,931	24,233

Amortization of capitalized software	5,427	4,828	4,247	3,710	2,199
Software development costs	4,062	4,255	3,540	3,071	2,757
Selling, general and administrative	17,978	16,114	14,584	14,507	12,939
Proceeds from settlement	-	-	-	-	(614)
Net interest and other income	(1,145)	(677)	(235)	(235)	(56)

Income before income taxes	3,617	3,671	4,720	5,878	7,008

Income tax expense	(1,291)	(1,343)	(1,784)	(2,271)	(2,619)

Net income	$2,326	$2,328	$2,936	$3,607	4,389

Net income per common share
Basic	$0.29	$0.29	$0.38	$0.48	$0.60

Diluted	$0.28	$0.28	$0.36	$0.44	$0.56

Weighted average common shares outstanding
Basic	8,122	8,009	7,790	7,463	7,300
Diluted	8,427	8,288	8,152	8,174	7,844

Balance Sheet Data
As of June 30,

Cash and cash equivalents	$22,789	$18,996	$14,839	$10,213	$7,525
Working capital	24,334	18,095	12,917	9,783	4,241
Total assets	59,320	53,723	49,533	46,202	38,806
Debt	4	29	54	1,494	1,387
Common stock and APIC	31,505	30,425	28,720	27,193	24,735
Retained Earnings (accumulated deficit)	10,413	8,087	5,759	2,823	(784)
Total stockholders' equity	42,031	38,501	34,538	30,065	23,935

(1) Excludes amortization of capitalized software costs

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Mediware is headquartered in Lenexa, Kansas and has operations throughout the United States and in the United Kingdom.  Mediware develops, markets, licenses, implements and supports clinical management information software.  The Company’s software systems are primarily designed to create an automated “closed loop” clinical system for the management of medication and blood in hospitals, long-term care, behavioral health, and blood centers.  Each software system typically consists of the Company’s proprietary application software, third-party licensed software and third-party computer hardware.  Mediware sells implementation, training, and annual software support services with each software system.  The Company also maintains a perioperative management software product used by hospitals in the United States, and provides annual software support services to its perioperative software customers.  At the beginning of fiscal year 2008, Mediware stopped actively marketing its perioperative management products and does not expect to market these products in fiscal year 2008.

The Company’s offerings are designed to improve operational efficiency and increase patient safety by improving the availability, quality and timeliness of clinical information while enabling health care facilities to decrease expenses associated with managing these clinical processes.  These benefits are of critical importance to clinicians and administrators who face increasing financial, regulatory and public patient safety pressures.

On July 20, 2007, Mediware announced the consolidation of its three business divisions into a single operating unit.  The changes to the operational structure are expected to reduce costs and lower corporate overhead, which  are expected to accelerate the growth of the Company’s two primary product lines, medication management and blood management.  As a result of the consolidation, Mediware’s divisions no longer exist as of the date of the filing of this Annual Report on Form 10-K and, products and product lines are referred to in this Annual Report rather than divisions, even though those divisions existed prior to July 20, 2007.

The Company seeks to develop strategic relationships that are complementary to its core markets and product set, and that provide a greater value proposition to the customer than could be realized without the strategic relationship. The Company's business strategy includes the possibility of growth through acquisitions and other corporate transactions. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with any strategic relationship or transaction candidate.

For the year ended June 30, 2007, blood management products system sales accounted for 65.9% of all system sales by the Company and service revenues for the blood management products accounted for 50.9% of service revenues for the Company.  Blood management sales significantly benefited from the non-recurring increased revenues associated with a legacy product sunset program.  In fiscal year 2008 as compared to fiscal year 2007, the blood management system sales are expected to decline because the sunset program was substantially completed as of June 30, 2007.  Service revenues for blood management products are expected to increase and somewhat offset the reduction in system sales in fiscal 2008 as implementations of HCLL software are completed.  The Company believes that contract closures for the medication management  suite of products will continue to be less predictable over fiscal 2008 and the recognition of license software revenue from future sales may be required to be recognized over multiple quarters.  While the Company believes its new product strategies and offerings have positioned it for future growth, the Company expects lower revenues and net income in fiscal year 2008 compared to fiscal year 2007 as the Company returns to a business cycle that does not include a sunset program.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  On an on-going basis, we evaluate these estimates, including those related to revenue recognition, capitalized software costs, goodwill, and stock-based compensation.  We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the financial statements.

Revenue Recognition

The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware, transaction fees from software use and the services performed related to the installation, configuration, training, consultation and ongoing support of the software.  Software license revenue is generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, vendor-specific objective evidence (“VSOE”) of the fair value of any undelivered element exists and no other significant obligations on the part of the Company remain.  Revenue from the sale of hardware is generally recognized upon shipment. Fees for installation, training and consultation are recognized as the services are provided. Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, "Software Revenue Recognition" as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104 and Emerging Issues Task Force 00-21.

If the Company enters into an arrangement with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Construction-Type Contracts.”

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition.  These factors include, but are not limited to:
-	contract terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract
-	availability of products to be delivered
-	time period over which services are to be performed
-	creditworthiness of the customer
-	the complexity of customizations and integrations to the Company’s software required by service contracts
-	discounts given for each element of a contract and
-	any commitments made as to installation or implementation “go live” dates.

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for a particular contract with a customer.  Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards.  Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on the Company’s future revenues and operating results.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on its estimates of collectibility.  The Company bases these estimates on historical collections, performance and specific collection issues.  If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs.  If creditworthiness of the Company’s clients were to weaken or the Company’s collection results relative to historical experience were to decline, it could have a material adverse impact on operations and cash flows.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics Corporation in May 1990, certain assets of Information Handling Services Group, including its Pharmakon and JAC business in June 1996, and Informedics, Inc. in September 1998.  Commencing July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and evaluates for impairment utilizing undiscounted projected cash flows.  As of June 30, 2007, the Company believes that no such impairment has occurred.  Goodwill was reduced by the recognition of related income tax benefit during fiscal 2007 and 2006.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). The Company adopted the provision of SFAS 123R on July 1, 2005 and selected the modified prospective method for adoption.  Prior to adoption, the Company accounted for the issuance of stock options to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”).  The Company granted stock options with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense was recorded for stock options in prior periods.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting  period.  Determining the fair value of share-based awards at the grant date requires judgment, including volatility, terms and estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

Material Changes in Results of Operations: fiscal 2007 versus fiscal 2006

Total revenue increased in fiscal 2007 compared to fiscal 2006 and the Company’s gross profit improved as well.  However, operating income and net income decreased in fiscal 2007 compared to fiscal 2006 because of increases in amortization of capitalized software costs and selling, general and administrative expenses.

As a result of the current stage in the development cycle of its products, Mediware had significantly greater amortization of capitalized software costs in fiscal 2007 compared to fiscal 2006.  The Company expects amortization of capitalized software costs and software development costs to continue to increase during fiscal 2008 because of the current stage in the development cycle of its products.

Increased selling, general and administrative costs are the result of several factors.  Labor and related benefit costs, bonuses, commissions and marketing related activities all increased during fiscal 2007.  In an effort to help offset the additional costs of the foregoing, Mediware announced the consolidation of its three business units into a single operating unit to eliminate redundant business functions in July 2007.  In conjunction with this reorganization, the Company closed a small office and reduced its workforce by approximately 10%. The reduction primarily affected employees supporting the perioperative management products and various administrative resources whose functions were centralized at the Company’s headquarters in Lenexa, Kansas.

Total revenue for fiscal 2007 was $41,192,000 compared to $37,871,000 in fiscal 2006, an increase of $3,321,000 or 8.8%.  Revenue for blood management products and services increased $3,542,000, or 17.9%, to $23,323,000 in fiscal 2007 compared to $19,781,000 in fiscal 2006.  The revenue increase was principally driven by the sunset in fiscal 2007 of two legacy products.  Because the sunset is now substantially complete, Mediware expects lower revenues from blood management products and services in fiscal 2008.  The medication management products and services (excluding JAC) recorded an increase of $39,000, or 0.3%, to $12,249,000 in fiscal 2007 from $12,210,000 in fiscal 2006.  JAC recorded an increase of $179,000, or 4.2%, to $4,443,000 in fiscal 2007 compared to $4,264,000 in fiscal 2006.  While the Company believes revenue at JAC will continue to increase, the ongoing delays and changes to the Connecting for Health Program in the United Kingdom could adversely impact JAC’s revenues.   Revenue from the perioperative management products and services decreased $439,000, or 27.2%, to $1,177,000 in fiscal 2007 compared to $1,616,000 in fiscal 2006.  Mediware expects revenue from perioperative management products to decrease in fiscal 2008 because it does not intend to actively market these products during the fiscal year.  Mediware expects lower total revenue for fiscal 2008 as a result of its lower revenue expectations for blood management and perioperative management products and services and the continued slower than anticipated sales for its medication management products.

System sales, which include proprietary software, third party software and hardware revenue, were $15,803,000 in fiscal 2007, an increase of $3,639,000, or 29.9%, from $12,164,000 in fiscal 2006.  System sales for the blood management products were $10,410,000, an increase of $3,935,000, or 60.8%, from $6,475,000 in fiscal 2006.  The increase resulted from the sunset of the legacy Hemocare and LifeLine products and customers migrating to the next generation HCLL product.  The final sunset date for these legacy products was June 30, 2007.  System sales for the medication management products (excluding JAC) increased $138,000, or 3.4%, from $4,044,000 in fiscal 2006 to $4,182,000 in fiscal 2007.  The increase reflects increased sales of the WORx product, as well as strong add-on sales to existing customers.  JAC recorded a decrease in system sales of $273,000, or 19.4%, from $1,404,000 in fiscal 2006 to $1,131,000 in fiscal 2007.  The decrease reflects delays in the Connecting for Health Program which resulted in slower than anticipated sales.  The perioperative management products experienced a decrease in system sales of $161,000 or 66.8% from $241,000 in fiscal 2006 to $80,000 in fiscal 2007.  The decrease reflects the fact that the Company was unable to gain traction in the sale of its perioperative management products to new customers in fiscal 2007

Service revenue, which includes recurring software support, implementation and training services decreased $318,000, or 1.2%, from $25,707,000 in fiscal 2006 to $25,389,000 in fiscal 2007. Service revenue for the blood management products decreased $393,000, or 3.0%, from $13,306,000 in fiscal 2006 to $12,913,000 in fiscal 2007.  The decrease is a result of lower support revenues due to the sunset of the legacy products.  This was offset partially by increased revenues from implementation services for new HCLL projects, which are expected to further increase in fiscal year 2008.  Service revenue for the medication management products (excluding JAC) decreased $99,000, or 1.2%, from $8,166,000 in fiscal 2006 to $8,067,000 in fiscal 2007.  The decrease in service revenue is primarily due to a decline in ongoing implementation projects. The decline was  offset partially by increased support revenues from customers who have completed their implementation and are now paying annual support fees.  Service revenue for JAC increased $452,000, or 15.8%, from $2,860,000 in fiscal 2006 to $3,312,000 in fiscal 2007.  This increase in service revenue is primarily due to increased support activity due to the completion of implementation activity on contracts signed within the last fiscal year.  Service revenue for the perioperative management products decreased $278,000, or 20.2%, from $1,375,000 in fiscal 2006 to $1,097,000 in fiscal 2007.  The decrease in service revenue reflects a decline in ongoing implementation projects.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its integrated system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $708,000, or 32.2%, from $2,197,000 in fiscal 2006 to $2,905,000 in fiscal 2007.  Gross margin on system sales, excluding amortization of capitalized software costs, was 81.6% in fiscal 2007 compared with 81.9% in fiscal 2006.

Cost of services relates to ongoing support and maintenance services and implementation services and includes the salaries of client service personnel and direct expenses of the client service departments.  Cost of services for fiscal 2007 increased $865,000, or 11.6%, over the previous year.  The increase in cost of services primarily reflects increased staff associated with the implementation and rollout of the HCLL products.  Due to the increased staffing levels and loss of support revenues associated with the legacy blood management software, gross margin on service revenue declined from 70.9% in fiscal 2006 to 67.1% in fiscal 2007.  The Company believes, but cannot assure, that cost of services as a percentage of service revenue in fiscal 2008 will remain consistent with its rates in fiscal 2007, as the Company continues to implement the HCLL software.

Amortization of capitalized software increased $599,000, or 12.4%, from $4,828,000 in fiscal 2006 to $5,427,000 in fiscal 2007.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of the HCLL and MediMAR products.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs decreased $193,000, or 4.5%, from $4,255,000 in fiscal 2006 to $4,062,000 in fiscal 2007.  The decrease reflects efforts to reduce the utilization of outside contractors. Total expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $8,208,000 in fiscal 2007, compared to $8,820,000 in fiscal 2006, a decrease of $612,000 or 6.9%.  The Company expects continued product development investment in the blood management and medication management products.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, divisional, financial and administrative staffs; utilities, rent, communications and other office expenses; incentive-equity related expenses and other related direct administrative expenses.  SG&A expenses increased $1,864,000, or 11.6%, from $16,114,000 in fiscal 2006 to $17,978,000 in fiscal 2007.   This increase includes an increase in non-cash charges for equity compensation of $271,000 primarily due to a charge of $469,000 in fiscal 2007.  The charge related to the accelerated vesting of certain outstanding and unvested stock options, pursuant to the terms of the 2003 Equity Incentive Plan, upon the acquisition by a third party of more than twenty percent of Mediware’s common stock.  In addition, increases in labor and related benefit costs and marketing related activities as well as payments of bonuses and commissions. There was also an increase in bad debt and legal related expenses. See Item 3. Legal Proceedings for further information.

Interest and other income for the year ended June 30, 2007 increased $467,000, or 68.2%, compared to the year ended June 30, 2006 from $685,000 to $1,152,000.  This increase resulted from Mediware’s greater cash and cash equivalents balances during fiscal 2007 as well as a period over period increase in average interest rates.

Net income for fiscal year 2007 was $2,326,000 compared to a net income for fiscal year 2006 of $2,328,000.  Mediware expects lower net income in fiscal 2008 compared to fiscal 2007 as a result of expected lower revenues in fiscal 2008.

Material Changes in Results of Operations: fiscal 2006 versus fiscal 2005

Total revenue for fiscal 2006 was $37,871,000 compared to $36,559,000 in fiscal 2005, an increase of $1,312,000 or 3.6%.  Revenue for the blood management products and services increased $1,844,000, or 10.3%, to $19,781,000 in fiscal 2006 compared to $17,937,000 in fiscal 2005.  The medication management products and services (excluding JAC) recorded a decrease of $308,000, or 2.5%, to $12,210,000 in fiscal 2006 from $12,518,000 in fiscal 2005.  JAC recorded an increase of $482,000, or 12.7%, to $4,264,000 in fiscal 2006 compared to $3,782,000 in fiscal 2005.  The perioperative management products and services recorded a decrease of $706,000, or 30.4%, to $1,616,000 in fiscal 2006 compared to $2,322,000 in fiscal 2005.

System sales were $12,164,000 in fiscal 2006, an increase of $433,000, or 3.7%, from $11,731,000 in fiscal 2005.  System sales for the blood management products were $6,475,000, an increase of $456,000, or 7.6%, from $6,019,000 in fiscal 2005.  The increase reflects increased licensing activity as the legacy Hemocare and LifeLine product customers migrate to the next generation HCLL product.  Medication management system sales (excluding JAC) decreased $19,000, or 0.5%, from $4,063,000 in fiscal 2005 to $4,044,000 in fiscal 2006.  The decrease resulted from a decrease in sales associated with an initiative that commenced in fiscal 2005 to sell additional proprietary user licenses and third-party software licenses to current customers to ensure compliance with the terms of the customers’ existing license agreements.   System sales resulting from that program decreased from $1,276,000 in fiscal 2005 compared to $63,000 in fiscal 2006.  The decrease in system sales was partially offset by increased system sales of the MediMAR and MediCOE products in fiscal 2006.  JAC recorded an increase in system sales of $447,000, or 46.7%, from $957,000 in fiscal 2005 to $1,404,000 in fiscal 2006.  The increase reflects additional sales activity resulting from JAC’s current status as a preferred supplier of pharmacy stock control for a subcontractor in the United Kingdom’s “Connecting for Health” program.  While the Company believes system sales at JAC will continue to increase, the third party vendors with whom JAC has business relationships may not continue to act as service providers for the Connecting for Health Program.  If this occurs, JAC may not continue to be a preferred supplier for the Stock Control system, and JAC’s sales could be adversely impacted.  Perioperative management system sales decreased $451,000 or 65.2% from $692,000 in fiscal 2005 to $241,000 in fiscal 2006.  The decrease reflects the fact that the migration of its customers from the legacy Surgiware system to the Perioperative Solution product was largely completed, but the decrease was partially offset by the purchase of Perioperative Solutions by new customers.

Service revenue increased $879,000, or 3.5%, from $24,828,000 in fiscal 2005 to $25,707,000 in fiscal 2006. Service revenue for the blood management products increased $1,388,000, or 11.6%, from $11,918,000 in fiscal 2005 to $13,306,000 in fiscal 2006.  The increase in service revenue is primarily due to increased rates on renewing support contracts with existing customers as well as increased implementation activity on HCLL contracts signed within the preceding year.  Service revenue for the medication management products (excluding JAC) decreased $289,000, or 3.4%, from $8,455,000 in fiscal 2005 to $8,166,000 in fiscal 2006.  The decrease in service revenue was primarily due to a decline in ongoing implementation projects.  Service revenue for JAC increased $35,000, or 1.2%, from $2,825,000 in fiscal 2005 to $2,860,000 in fiscal 2006.  This increase in service revenue was primarily due to increased implementation activity on contracts signed within the last fiscal year.  Service revenue for the perioperative management products decreased $255,000, or 15.6%, from $1,630,000 in fiscal 2005 to $1,375,000 in fiscal 2006.  The decrease in service revenue reflected a decline in ongoing implementation projects.

Cost of systems decreased $65,000, or 2.9%, from $2,262,000 in fiscal 2005 to $2,197,000 in fiscal 2006.  Gross margin on system sales, excluding amortization of capitalized software costs, was 81.9% in fiscal 2006 compared with 80.7% in fiscal 2005.  The increase in gross margin reflected reduced sales of lower margin computer hardware and sublicensed software components.

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

Interest and other income for the year ended June 30, 2006 increased $425,000, or 163.5%, compared to the year ended June 30, 2005 from $260,000 to $685,000.  This increase resulted from Mediware’s greater cash and cash equivalents balances during fiscal 2006.

Net income for fiscal year 2006 was $2,328,000 compared to a net income for fiscal year 2005 of $2,936,000.

Liquidity and Capital Resources at June 30, 2007 and 2006

As of June 30, 2007, the Company had cash and cash equivalents of $22,789,000 and working capital of $24,334,000, compared to cash and cash equivalents of $18,996,000 and a working capital of $18,095,000 at June 30, 2006.  The current ratio at June 30, 2007 was 3.1 to 1 compared to 2.6  to 1 at June 30, 2006.  Cash provided by operating activities was $7,968,000 and $7,966,000 for the fiscal years ended June 30, 2007 and 2006, respectively.

Accounts receivable increased $2,733,000 from $8,748,000 at June 30, 2006 to $11,481,000 at June 30, 2007.  Days sales outstanding (“DSO”) was 102 and 84 at June 30, 2007 and 2006, respectively.  The increase in DSO resulted from increased sales during the third and fourth quarters of 2007, which had not been collected as of June 30, 2007, as compared to the corresponding periods in fiscal 2006.  The principal uses of cash for investing activities during the fiscal years ended June 30, 2007 and 2006 included purchases of fixed assets and investment in product development.  During fiscal 2007, the Company purchased $602,000 of fixed assets as part of routine improvements and replacements to its internal systems, compared to $519,000 for fiscal 2006.  The Company capitalized new product development of $4,146,000 and $4,565,000 for fiscal years 2007 and 2006, respectively.  The investments in product development were related to the Company's ongoing efforts to enhance its products. The Company plans to continue to review market expansion opportunities through internal development and/or the acquisition of products/companies that complement or augment the existing line of products.

The Company received $439,000 and $1,020,000 in fiscal 2007 and 2006, respectively, related to the exercise of stock options.

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

Tabular Disclosure of Contractual Obligations

The Company's contractual obligations at June 30, 2007 for long-term debt and for operating leases are as follows (amounts in thousands):

Contractual Obligations
	Payments Due by Year
	Total	2008	2009	2010	2011	2012	After 2012
Long-Term Debt Obligations	$4	$4	$0	$0	$0	$0	$0
Operating Lease Obligations	$5,487	$957	$786	$818	$866	$885	$1,175
Total	$5,491	$961	$786	$818	$866	$885	$1,175

The Company does not have any material capital lease obligations, purchase obligations or other long-term liabilities.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  Any such election is irrevocable.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently assessing the potential impact of SFAS No. 159 on the Company’s financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 allows registrants to record a one time cumulative effect adjustment to beginning retained earnings in the year of adoption to correct errors existing in prior years deemed to be material in the current year that previously had been considered immaterial.  SAB 108 is effective for the fiscal year ending June 30, 2007.  The Company assessed the impact of adoption of SAB 108 on its consolidated financial statements and determined that there were no uncorrected misstatements deemed to be material under the new interpretive guidance provided in SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement is effective for fiscal years beginning after November 15, 2007.  Management is currently assessing the potential impact of SFAS No. 157 on the Company’s financial condition and results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes.  The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007.  Management is currently reviewing whether the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No. 3” (“SFAS No.154”).  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 also applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 did not have any impact on the Company’s financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Mediware is subject to market risks from interest rates due to the fluctuating rates paid on its cash equivalent balances and foreign currency fluctuations due to the operations of JAC.  During the last three years, Mediware has not held derivative instruments or engaged in other hedging transactions to reduce its exposure to such risks.

Interest Rate Risk

Mediware is exposed to the impact of interest rate changes because of its substantial cash equivalent balances.  These balances are not held for trading purposes.

	Balance at June 30, 2007 ($ in 000)	Effective Interest Rate at June 30, 2007	Effect of 1% Change ($ in 000)
Cash Equivalents	$22,789	5.3%	$228

At June 30, 2007, a 1% point decrease in the current per annum interest rate for our cash equivalents each would result in $228,000 less interest income during the next fiscal year. The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of June 30, 2007. The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of the net assets of JAC reported in United States dollars.

These exposures may impact future earnings or cash flows.  Revenue from JAC represented approximately 10.8% of Mediware’s consolidated revenue in fiscal 2007 and 12.7% of Mediware’s consolidated revenue in fiscal 2006.  The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.  These changes, if material, could cause Mediware to adjust its financing and operating strategies.  Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors.  As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Assets and liabilities for JAC are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity. Mediware's revenue for fiscal year 2007 was positively impacted by a $124,000 foreign currency movement, primarily due to the strengthening of the British pound against the United States dollar.

Item 8. Financial Statements and Supplemental Data.

The Financial Statements and Notes required by this Item are included in this Report starting on page 40.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2007.

There were no material changes in Mediware’s internal controls over the financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.  Notwithstanding the foregoing, Mediware recently reported the resignation of James Burgess, the Company’s CEO; the promotion of Mr. John Damgaard to the newly created role of Chief Operating Officer, and the elimination of the Company’s separate business unit structure.  Inherent with any change in management is a change in understanding of the control environment and the internal controls.  Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007.  The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Mediware Information Systems, Inc. ("Mediware") maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Mediware's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Mediware's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Mediware maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Mediware maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mediware Information Systems, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2007, and our report dated September 11, 2007 expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP
New York, New York
September 11, 2007

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers  and Corporate Governance.

The information concerning the Company's executive officers required by this item is incorporated by reference to the Company's Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements:

       Report of Independent Registered Public Accounting Firm

       Consolidated Balance Sheets at June 30, 2007 and 2006

       Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2007, 2006, and 2005

       Consolidated Statements of Stockholders' Equity for the years ended June 30, 2007, 2006 and 2005

       Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005

       Notes to Consolidated Financial Statements

       Schedule II – Valuation and Qualification Accounts

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit No. 4 to the Registration Statement on Form S-8, filed on July 3, 1996.
3.2	Certificate of Amendment of the Certificate of Incorporation	Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-8, filed on October 4, 2004.
3.3	By laws	Incorporated by reference to Exhibit 3.5 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10.1	Employment Agreement between Mediware Information Systems, Inc, and Rob Weber dated May 20, 2005.	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on May 23, 2005.
10.2	Form of Amendment to 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.58 in the Current Report on Form 8-K, filed on March 25, 2005.
10.3	Form of Amendment to 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.59 in the Current Report on Form 8-K, filed on March 25, 2005.
10.4	Amended and Restated Employment Agreement, dated as of December 13, 2004, between Mediware Information Systems, Inc. and Donnie L. Jackson.	Incorporated by reference to Exhibit 10.56 in the Current Report on Form 8-K, filed on December 13, 2004.
10.5	Agreement, dated as of December 13, 2004, by and between Mediware Information Systems, Inc. and Donnie L. Jackson, Jr.	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on December 13, 2004.

10.6	Mediware Information Systems, Inc. 2003 Equity Incentive Plan.	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, file on November 10, 2003.
10.7	Form 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Plan Agreement.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10.8	Mediware Information Systems, Inc. 2001 Stock Option Plan.	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, filed on December 31, 2001.
10.9	Form of 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10.10	Employment Agreement dated as of April 18, 2003 between Mediware Information Systems, Inc. and Robert Tysall-Blay.	Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.11	Employment Agreement between Mediware Information Systems, Inc. and James F. Burgess dated October 10, 2005.	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed on October 12, 2005.
10.12	Amended and Restated Employment Agreement between Mediware Information Systems, Inc. and Kevin Ketzel dated as of April 1, 2006.	Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2006.
10.13	Second Amended and Restated Employment Agreement between Mediware Information Systems, Inc. and John Damgaard dated August 2, 2007.	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed on August 6, 2007.
10.14	Letter Agreement dated as of July 1, 2006 between Mediware Information Systems, Inc. and Jill H. Suppes.	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed on July 7, 2006.
10.15	Employment Agreement dated as of June 30, 2006 between Mediware Information Systems, Inc. and Mark Williams.	Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K, filed July 7, 2006.
11	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share.
21	List of Subsidiaries.
23	Consent of Eisner LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date: September 11, 2007	BY: /s/ T. KELLY MANN
T. KELLY MANN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ T. KELLY MANN	President, Chief Executive Officer & Director	September 11, 2007
T. KELLY MANN	(Principal Executive Officer)

/s/ MARK B. WILLIAMS	Chief Financial Officer	September 11, 2007
MARK B. WILLIAMS	(Principal Accounting Officer)

/s/ LAWRENCE AURIANA	Chairman of the Board	September 11, 2007
LAWRENCE AURIANA

/s/ ROGER CLARK	Director	September 11, 2007
ROGER CLARK

/s/ JOSEPH DELARIO	Director	September 11, 2007
JOSEPH DELARIO

/s/ DR. JOHN GORMAN	Director	September 11, 2007
DR. JOHN GORMAN

/s/THE HONORABLE RICHARD GRECO	Director	September 11, 2007
THE HONORABLE RICHARD GRECO

/s/ IRA NORDLICHT	Director	September 11, 2007
IRA NORDLICHT

/s/ ROBERT SANVILLE	Director	September 11, 2007
ROBERT SANVILLE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. as of June 30, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. as of June 30, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2007.  In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mediware Information Systems, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 11, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Eisner  LLP
New York, New York
September 11, 2007

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	June 30, 2007	June 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$22,789	$18,996
Accounts receivable (net of allowance of $1,079 and $923)	11,481	8,748
Inventories	196	160
Deferred income taxes	957	481
Prepaid expenses and other current assets	843	746

Total current assets	36,266	29,131

Fixed assets, net	1,210	1,220
Capitalized software costs, net	18,005	19,286
Goodwill, net	3,739	3,971
Other long-term assets	100	115

Total Assets	$59,320	$53,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,171	$1,084
Current portion of note payable	4	25
Advances from customers	7,246	7,767
Accrued expenses and other current liabilities	3,511	2,160

Total current liabilities	11,932	11,036

Note payable	-	4
Deferred income taxes	5,357	4,182

Total liabilities	17,289	15,222

Commitments and contingencies (Note 12)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; 8,151,000 and 8,078,000 shares issued and outstanding in 2007 and 2006, respectively	815	808
Additional paid-in capital	30,690	29,617
Retained earnings	10,413	8,087
Accumulated other comprehensive income (loss)	113	(11)

Total stockholders' equity	42,031	38,501

Total Liabilities and Stockholders' Equity	$59,320	$53,723

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except earnings per share)

	For the Years Ended June 30,
	2007	2006	2005

Revenue
System sales	$15,803	$12,164	$11,731
Services	25,389	25,707	24,828

Total revenue	41,192	37,871	36,559

Cost and Expenses
Cost of systems (1)	2,905	2,197	2,262
Cost of services (1)	8,348	7,483	7,441
Amortization of capitalized software costs	5,427	4,828	4,247
Software development costs	4,062	4,255	3,540
Selling, general and administrative	17,978	16,114	14,584

Total costs and expenses	38,720	34,877	32,074

Operating income	2,472	2,994	4,485

Interest and other income	1,152	685	260
Interest and other expense	(7)	(8)	(25)

Income before income taxes	3,617	3,671	4,720
Income tax provision	(1,291)	(1,343)	(1,784)

Net income	2,326	2,328	2,936

Other comprehensive income (loss)
Foreign currency translation adjustment	124	(70)	10

Comprehensive income	$2,450	$2,258	$2,946

Net income per Common Share
Basic	$0.29	$0.29	$0.38
Diluted	$0.28	$0.28	$0.36

Weighted Average Common Shares Outstanding
Basic	8,122	8,009	7,790
Diluted	8,427	8,288	8,152

(1) Excludes amortization of Capitalized Software Costs

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2007, 2006 and 2005
(Amounts in thousands)

	Common Stock		Additional Paid-In	Deferred	Retained Earnings Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Total

Balance at June 30, 2004	7,664	$766	$26,427	$-	$2,823	$49	$30,065

Exercise of stock options	217	22	1,001				1,023
Issuance of restricted common stock				(183)			(183)
Surrendered restricted common stock				183			183
Tax benefit from exercise of stock options			504				504
Foreign currency translation adjustment						10	10
Net income					2,936		2,936

Balance at June 30, 2005	7,881	788	27,932	-	5,759	59	34,538

Exercise of stock options	197	20	1,000				1,020
Issuance of restricted common stock
Surrendered restricted common stock
Stock based compensation expense			335				335
Tax benefit from exercise of stock options			350				350
Foreign currency translation adjustment						(70)	(70)
Net income					2,328		2,328

Balance at June 30, 2006	8,078	808	29,617	-	8,087	(11)	38,501

Exercise of stock options	60	6	433				439
Stock based compensation expense	13	1	605				606
Tax benefit from exercise of stock options			35				35
Foreign currency translation adjustment						124	124
Net income					2,326		2,326

Balance at June 30, 2007	8,151	$815	$30,690	$-	$10,413	$113	$42,031

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
	For the Years Ended June 30,
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$2,326	$2,328	$2,936
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	5,991	5,485	5,091
Loss on disposal of fixed assets	48	-	-
Deferred tax provision	931	809	1,599
Stock based compensation expense – employees and directors	606	335	-
Provision for doubtful accounts	660	620	398
Changes in operating assets and liabilities:
Accounts receivable	(3,393)	(1,302)	1,758
Inventories	(36)	48	19
Prepaid and other assets	(82)	(5)	51
Accounts payable, accrued expenses and advances from customers	917	(352)	(669)
Net cash provided by operating activities	7,968	7,966	11,183

Cash Flows From Investing Activities
Acquisition of fixed assets	(602)	(519)	(849)
Capitalized software costs	(4,146)	(4,565)	(5,300)
Net cash used in investing activities	(4,748)	(5,084)	(6,149)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	439	1,020	1,023
Excess tax benefit from exercise of stock options	35	350	-
Principal payments on note payable	(25)	(25)	(22)
Principal payments on note payable to related party	-	-	(1,419)
Net cash provided by (used in) financing activities	449	1,345	(418)

Foreign currency translation adjustments	124	(70)	10

Net increase in cash and cash equivalents	3,793	4,157	4,626
Cash at beginning of year	18,996	14,839	10,213
Cash at end of year	$22,789	$18,996	$14,839

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$70	$40	$123
Interest on note payable	$1	$2	$728

Supplemental disclosures of noncash financing activities:
Additional paid-in capital recorded for excess tax benefit from exercise of stock options prior to the adoption of SFAS 123(R)	-	-	$504
Reduction of goodwill recorded for tax benefit of related amortization	$232	$232	$232

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Mediware Information Systems, Inc. and its wholly owned subsidiaries, Mediware Blood Management LLC, Mediware Medication Management LLC, Mediware Clinical Management LLC, Digimedics Corporation, and Informedics, Inc. and Digimedics' wholly owned subsidiary J.A.C. Computer Services Limited ("JAC").  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Revenue Recognition
The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, configuration, training, consultation and ongoing support of the software.  Software license revenue is generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, vendor-specific objective evidence (“VSOE”) of the fair value of any undelivered element exists and no other significant obligations on the part of the Company remain.  Revenue from the sale of hardware is generally recognized upon shipment.  Fees for installation, training and consultation are recognized as the services are provided.  Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, "Software Revenue Recognition" as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104  and Emerging Issues Task Force (“EITF”) 00-21. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements if fair values exist for all elements of the arrangement.  Pursuant to SOP 98-9, the Company recognizes revenue from multiple-element software using the residual method.  Under the residual method, revenue is recognized in a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement.  Software license revenue and sub-licensed revenue in a multiple-element arrangement is generally recognized once all software products have been delivered to the customer.  The fair value of the remaining undelivered items is determined based upon VSOE of fair value and is deferred and recognized as revenue separately as the items are delivered/services are performed.  The residual revenue is allocated to the software, including project-related installation.  If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

If the Company enters into an arrangement with a client requiring significant customization of the software or service that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software and services over the period the services are performed, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Construction-Type Contracts.”

Deferred revenue is comprised of deferrals for license fees, installation, configuration, training and other services for which payment has been received and for which the service has not yet been performed and the revenue has not been recognized.

Advertising Costs
Costs of advertising are expensed as incurred and amounted to $736,000, $572,000 and $464,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
The Company grants credit to certain customers who meet the Company’s pre-established credit requirements.  Generally, the Company does not require collateral when trade credit is granted to customers.  Credit losses are provided for in the Company’s financial statements and consistently have been within management’s expectations.

Allowance for Doubtful Accounts
The Company sells its products directly to end-users, generally requiring an up-front payment and remaining terms dependent upon the creditworthiness of the customer.  Receivables from customers are generally unsecured.  The Company regularly monitors its customer account balances and actively pursues collections on past due balances.

The Company maintains an allowance for doubtful accounts based on historical collections, performance and specific collection issues.  If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs.  Such adjustment could result in additional charges to the Company’s results of operations.

Inventory
Inventory consists primarily of third-party software licenses held for resale and computer hardware.  Both are valued at the lower of cost (first-in, first-out or “FIFO”) or market. Cost is determined based on the specific identification method.  Inventory consists of the following at June 30:

	2007	2006
Software Licenses	$76,000	$113,000
Computer Hardware	120,000	47,000
	$196,000	$160,000

Fixed Assets
Furniture, equipment and leasehold improvements are recorded at cost. Depreciation for furniture and equipment is provided on the straight-line method over their estimated useful lives, which are generally three to five years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease period, whichever is shorter.

Capitalized Software Costs
Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed," once technological feasibility has been established the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of the software, which ranges from five to seven years. Amortization expense for the years ended June 30, 2007, 2006 and 2005 was $5,427,000, $4,828,000 and $4,247,000, respectively.

Capitalized software costs consisted of the following activity (in thousands):

	For the Year Ended June 30,
	2007	2006
Capitalized software costs
Beginning of year	$42,741	$38,176
Additions	4,146	4,565
	46,887	42,741
Less accumulated amortization	28,882	23,455
	$18,005	$19,286

Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics in May 1990, Informedics in September 1998 and certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions, in June 1996.  Goodwill was reduced by certain income tax benefits amounting to $232,000 for each of the years ending June 30, 2007 and 2006.

Since July 1, 2001, the Company has evaluated goodwill for impairment utilizing undiscounted projected cash flows, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets”.  As of June 30, 2007, management believes no such impairment has occurred.

Software Products Acquired and Purchased Technology
Purchased technology costs of $1,541,000 related to the acquisition of rights to LifeTrak, a comprehensive donor blood center software package, from Carter BloodCare in November 1999 was amortized over 5 years.  In July 2001, the Company entered into an intellectual property agreement with Ortho Clinical Diagnostics, Inc. to purchase for $325,000 the rights to market an integrated testing module that was developed as part of the LifeTrak product.  Purchased technology was fully amortized at June 30, 2005.  Amortization costs for purchased technology charged to operations was $135,000 during fiscal year 2005.

Foreign Currency Translations
The functional currency for the Company's JAC subsidiary is the British pound. The translation to U.S. dollars is consistent with SFAS No. 52, “Foreign Currency Translation.”  The net gain or loss resulting from these foreign currency translations is reported as other comprehensive income or loss in the accompanying financial statements.  The Company recorded a foreign currency translation gain of $124,000 in 2007, a foreign currency translation loss of $70,000 in 2006 and a gain of $10,000 in 2005.

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

	For the Year Ended June 30,
	2007	2006	2005
Shares outstanding, beginning	8,078	7,881	7,664
Weighted average shares issued	44	128	126
Weighted average shares outstanding – basic	8,122	8,009	7,790
Effect of dilutive securities	305	279	362
Weighted average shares outstanding – diluted	8,427	8,288	8,152

Potential common shares not included in the calculation of net income per share, as their effect would be anti-dilutive, are as follows (in thousands):
	For the Year Ended June 30,
	2007	2006	2005
Stock Options	573	595	192

Fair Value of Financial Instruments
The Company estimates its fair value disclosures for financial instruments, using the following methods and assumptions.  The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity. Fixed-rate long-term obligations are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At June 30, and 2006, the fair value of the Company's long-term obligations approximated its carrying value.  The Company did not have any long-term obligations outstanding at June 30, 2007.

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

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and Opinion 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of June 30, 2006, the Company anticipated all outstanding options would vest.  During the year ended June 30, 2007, the Company recognized a charge of $469,000, which included an increase in non-cash charges for equity compensation of $271,000.  The charge related to the accelerated vesting of certain outstanding and unvested stock options, pursuant to the terms of the 2003 Equity Incentive Plan, upon the acquisition by a third party of more than twenty percent of Mediware’s common stock.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period:

For the Year Ended June 30,
2005
Reported net income	$2,936,000
Stock-based employee compensation determined under the fair value based method under FAS 123, net of related tax effects	(1,992,000)

Pro forma net income	$944,000
Income per share:
Basic - as reported	$0.38
Basic - pro forma	$0.12

Diluted - as reported	$0.36
Diluted - pro forma	$0.12

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the years ended June 30, 2007 and 2006, $35,000 and $350,000, respectively, of excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net income and other specified components.  For the Company, the only component of comprehensive income, other than net income, is the change in the cumulative foreign currency translation adjustments recorded in stockholders’ equity.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  Any such election is irrevocable.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently assessing the potential impact of SFAS No. 159 on the Company’s financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 allows registrants to record a one time cumulative effect adjustment to beginning retained earnings in the year of adoption to correct errors existing in prior years deemed to be material in the current year that previously had been considered immaterial.  SAB 108 is effective for the fiscal year ending June 30, 2007.  The Company assessed the impact of adoption of SAB 108 on its consolidated financial statements and determined that there were no uncorrected misstatements deemed to be material under the new interpretive guidance provided in SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement is effective for fiscal years beginning after November 15, 2007.  Management is currently assessing the potential impact of SFAS No. 157 on the Company’s financial condition and results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes.  The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007.  Management is currently reviewing whether the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No. 3” (“SFAS No.154”).  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 also applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 did not have any impact on the Company’s financial condition and results of operations.

2. FIXED ASSETS

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows (in thousands):

	As of June 30,
	2007	2006	Estimated Useful Life
Computers and office equipment	$3,500	$6,667	3-5 Years
Furniture and fixtures	1,081	1,059	5 Years
Leasehold improvements	383	385	5-7 Years
	4,964	8,111
Less accumulated depreciation	3,754	6,891
	$1,210	$1,220

Depreciation expense was $564,000, $660,000 and $709,000 in 2007, 2006 and 2005, respectively.

3. ADVANCES FROM CUSTOMERS

Advances from customers represent contractual payments received by the Company.  It is principally comprised of support and maintenance revenue that is paid by customers in advance monthly, quarterly or annually in accordance with support contracts.  Support revenue is recognized ratably over the terms of the support contracts.

4. ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,
	2007	2006
Payroll and related benefits	$1,934	$856
Accounting, legal and other professional fees	455	393
Income taxes payable	249	-
Contract labor	39	160
Royalties	254	254
Deferred rent	14	118
Other	566	379
	$3,511	$2,160

5. NOTES PAYABLE

In November 2003, the Company entered into a note payable agreement in the amount of $100,000.  The note is secured by certain furniture and equipment and is payable in monthly installments of $2,000 through August 2007. The note does not bear interest, and the related implied discount of $11,000 is being amortized over the life of the agreement.

6. STOCK BASED COMPENSATION

Share Option Plan

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  In February 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 500,000 to 1,000,000.  In December 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 1,000,000 to 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of June 30, 2007, 1,208,000 shares were available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of June 30, 2007 no options were available to be issued under this Plan.

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

The Company accounts for stock-based compensation following the provisions of SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation.  The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The aggregate noncash stock based compensation expense amounted to $606,000 and $335,000 for the years ended June 30, 2007 and 2006, respectively.  The fiscal 2007 stock based compensation expense included a charge of $469,000, which related to the accelerated vesting of certain outstanding and unvested stock options, pursuant to the terms of the 2003 Equity Incentive Plan, upon the acquisition by a third party of more than twenty percent of Mediware’s common stock.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Year Ended June 30,
	2007	2006	2005
Risk-free interest rates	4.56%-5.10%	4.18%-5.11%	4.00%-4.50%
Expected option life in years	2 – 3	6 – 7	5 – 7
Expected stock price volatility	37%	35%	39%
Expected dividend yield	-0-	-0-	-0-

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

The following table sets forth summarized information concerning the Company's stock options as of June 30, 2007 and 2006:

	2007				2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,140,000	$9.12			1,354,000	$8.81

Granted	35,000	8.42			150,000	8.84
Exercised	(61,000)	7.25			(198,000)	5.16
Forfeited or expired	(92,000)	11.80			(166,000)	11.03

Outstanding at end of year	1,022,000	$8.97	3.7	$611,000	1,140,000	$9.12	4.3	$535,000

Expected to vest at end of year	1,022,000	$8.97	3.7	$611,000	1,140,000	$9.12	4.3	$535,000

Options exercisable at end of year	1,022,000	$8.97	3.7	$611,000	973,000	$9.16	4.4	$420,000

The weighted average fair value at date of grant for options granted during the years ended June 30, 2007, 2006 and 2005 was $2.30, $3.95 and $4.80 per option, respectively.  The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005, was $93,000, $693,000 and $1,391,000 respectively.

The Company generally issues new shares upon the exercise of stock options.

Cash received from options exercised under all share-based payment arrangements for the years ended June 30, 2007, 2006 and 2005 was $439,000, $1,020,000, and $1,023,000, respectively.  The actual tax benefit realized for the tax deductions related to option exercises of the share-based payment arrangements totaled $35,000, $350,000 and $504,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2007 and 2006, and changes during the year ended June 30, 2007, is presented below:
Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2006	167,000	$4.00
Granted	35,000	$2.30
Canceled or expired	-	-
Vested	(202,000)	$3.71
Nonvested at June 30, 2007	-	$-

The total fair value of shares vested during the years ended June 30, 2007, 2006 and 2005 was $749,000, $220,000 and $1,296,000, respectively.

The following table presents information relating to stock options at June 30, 2007:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	163,000	$3.61	2.2	163,000	$3.61
$4.50 - $ 7.49	66,000	$6.74	0.7	66,000	$6.74
$7.50 - $ 8.99	234,000	$8.04	3.1	234,000	$8.04
$9.00 - $ 10.49	247,000	$9.96	4.7	247,000	$9.96
$10.50 - $11.99	120,000	$10.89	3.0	120,000	$10.89
$12.00 - $13.49	137,000	$12.51	5.6	137,000	$12.51
$13.50 - $14.99	45,000	$13.74	6.8	45,000	$13.74
$15.00+	10,000	$15.00	2.4	10,000	$15.00
	1,022,000			1,022,000

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

During fiscal 2005, the Company entered into agreements with five employees to modify the terms of 160,000 existing stock options.  Under the terms of those agreements, the related out-of-the-money stock options immediately vested.  Additionally, certain restrictions were added to limit when the employees can sell the underlying stock.  The restrictions correspond with the original option vesting periods.   The agreements were entered into to minimize the impact of SFAS 123R of the Company’s results of operations for future periods.

During fiscal 2006, the Company modified the existing terms of options held by two former members of the Board of Directors.  Under the terms of those modifications, the lives of the options were extended.  The Company recorded $60,000 of noncash compensation expense related to these agreements for the year ended June 30, 2006, with a corresponding credit to paid in capital.

During fiscal 2006, the Company entered into agreements with certain key employees.  Under the terms of these agreements, the Company granted the employees 155,000 restricted shares of Common Stock (the “Performance Shares”). During fiscal 2007, an additional 45,000 Performance Shares were granted to certain key employees.  The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share. The Performance Shares may result in compensation expense in future periods of up to $1,759,000, the fair value on the date of grant. Performance goals for 2007 were not met, and none of the Performance Shares vested as a result.  The probability of achieving these performance goals in the future years is not currently determinable.  Accordingly, Mediware has not recognized any related compensation expense for the year ended June 30, 2007.  Mediware will reassess at each reporting period whether achievement of any performance condition is probable and will begin recognizing the related costs if and when the performance conditions become probable.

On January 3, 2007, the Company granted 10,000 shares of restricted Common Stock to the Board of Directors as compensation for their service.  These shares vested on June 30, 2007 and were converted into unrestricted shares of Common Stock.  Compensation expense of $80,000 was recorded for the year ended June 30, 2007 related to these shares.

During fiscal 2007, the Company entered into agreements with certain key employees.  Under the terms of these agreements, the Company granted the employees 25,000 restricted shares of Common Stock that vest over three years (the “Time-Based Shares”).  The Time-Based Shares resulted in compensation expense of $70,000 for the year ended June 30, 2007.

Estimated future stock-based compensation expense to be charged to operations in fiscal 2008, 2009, 2010, 2011 and 2012 is as follows:

Years Ending June 30,	Time-Based Shares
2008	71,000
2009	58,000
2010	14,000
2011	-
2012	-
Total estimated future stock-based compensation expense	$143,000

A Summary of the status of the Company’s nonvested restricted Common Stock as of June 30, 2007, and changes during the year ended June 30, 2007, is presented below:

	Nonvested Performance Shares	Weighted Average Grant Date Fair Value	Nonvested Time-Based Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2006	155,000	$8.93	-	-
Granted	45,000	8.34	25,000	8.50
Canceled or expired	-	-	-	-
Vested	-	-	(3,000)	8.50
Nonvested at June 30, 2007	200,000	$8.80	22,000	$8.50

  The fair value of the nonvested shares is determined based on the average trading price of the Company’s shares on the grant date.

7. INCOME TAXES

Income tax expense is as follows (in thousands):

	For the Year Ended June 30,
	2007	2006	2005
Current:
Federal	$110	$-	$-
State	14	60	127
Foreign	151	124	58
Total current expense	275	184	185

Deferred:
Federal	892	1,037	1,431
State	124	122	168
Total deferred expense	1,016	1,159	1,599
Total income tax expense	$1,291	$1,343	$1,784

The deferred income tax provision does not include $232,000 for each of the years ended June 30, 2007, 2006 and 2005 relating to the income tax benefit realized on goodwill amortized for tax purposes.  The deferred income tax provision also does not include an income tax benefit relating to the exercise of certain stock options amounting to $35,000, $350,000 and $504,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of deferred income taxes as of June 30 are as follows:

	2007	2006
Deferred tax asset:
Net operating loss carryforwards	$643	$2,726
Business tax credit carryforwards	278	278
Stock-based compensation	298	122
Valuation reserves and accruals deductible in different periods	957	479
Alternative minimum tax	331	176
Total deferred tax assets	2,507	3,781

Deferred tax liability:
Depreciation and amortization	(66)	(153)
Software cost capitalization	(6,841)	(7,329)
Total deferred tax liabilities	(6,907)	(7,482)
Net deferred tax liability	$(4,400)	$(3,701)

Domestic and foreign income before income taxes is:

	For the Year Ended June 30,
	2007	2006	2005
Domestic	$3,105	$2,987	$4,517
Foreign	512	684	203
	$3,617	$3,671	$4,720

The difference between the tax expense reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

	For the Year Ended June 30,
	2007	2006	2005
Federal income tax at statutory rate	$1,230	$1,249	$1,605
State income tax	138	179	195
Foreign tax (benefit)	(23)	(109)	(11)
Other, including non-deductible expenses	(54)	24	(5)
	$1,291	$1,343	$1,784

As of June 30, 2007, the Company has net operating loss ("NOL") carryforwards of approximately $2,958,000 available to reduce future federal taxable income of which $1,268,000 is subject to limitations in accordance with Section 382 of the Internal Revenue Code of 1986, as amended.  Additionally, the NOL carryforwards may be subject to further limitations should certain future ownership changes occur.  The Company also has available general business tax credit carryforwards of $278,000 and alternative minimum tax credits of $331,000 to reduce future federal income tax expense.  The NOL expires in 2025, and the business tax credit carryforwards expire in various amounts from 2008 to 2011.

8. RETIREMENT PLAN

The Company has a 401(k) Retirement Plan (the "Retirement Plan"), which covers all eligible employees.  Participants may contribute up to the maximum allowable per the Internal Revenue Service regulations.   In addition, the Company may make discretionary contributions to the Retirement Plan, subject to certain limitations.  Company contributions to the Retirement Plan was $204,000, $196,000 and $163,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

9. RELATED PARTY TRANSACTIONS

During 2006 and 2005, expenses totaling $15,000 each year were paid for consulting services provided by a director/stockholder of the Company.

10. COMMITMENTS AND CONTINGENCIES

(a) Operating Leases
Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2020. Under these leases, minimum commitments are as follows (in thousands):

For the Year Ended June 30,
2008	957
2009	786
2010	818
2011	866
2012	885
Thereafter	1,175
$5,487

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rent expense for the years ended June 30, 2007, 2006 and 2005 amounted to $1,157,000, $1,417,000 and $1,335,000, respectively.

(b) Royalties
In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms. Under this agreement, the Company is required to pay royalties of 5% to 15% on sales of this software product.  Upon request, the Company is required to assist with a royalty audit.

(c) Other Contingencies and Uncertainties
On March 6, 2006, Triad Laboratory Alliance, LLC d/b/a Spectrum Laboratory Network (“Spectrum”) filed suit against Mediware in the General Court for Justice, Superior Court Division, County of Guilford, North Carolina. The case was subsequently removed from North Carolina state court to the United States District Court for the Middle District of North Carolina. Spectrum seeks an unspecified amount of damages (exceeding $300,000) due to, among other things, Mediware’s alleged misrepresentations and breaches of warranties under its license agreement and the violation of the North Carolina unfair trade practices statute.  Mediware counter-sued Spectrum for, among other things, breach of contract and misappropriation of Mediware’s intellectual property.  In July 2007, the parties agreed to enter into binding arbitration.  The lawsuits have been stayed while the case in proceeding through the arbitration process.

On August 16, 2006, Mediware filed a lawsuit against Korchek Technologies, LLC (“Korchek”) in the United States District Court for the Eastern District of New York alleging breach of contract and tortious interference with Mediware's contractual relationships with certain customers.  On September 28, 2006, Korchek filed an answer to Mediware's lawsuit denying any wrongdoing and filed a counterclaim. The counterclaim seeks unspecified damages and alleges, among other things, that Mediware has improperly interfered with Korchek’s prospective business relationships; disparaged Korchek, its president and its products and improperly induced Korchek’s customers to breach their contractual relationship with Korchek.

In February 2007, the California Supreme Court denied the petition for a review filed by former Mediware employee Donnie L. Jackson, Jr. regarding the decision of the Third Appellate District in Sacramento, California to vacate the award of attorney’s fees previously obtained by Mr. Jackson and to remand the case to Superior Court of El Dorado County, California for further proceedings.  Mr. Jackson had previously successfully moved for summary judgment on claims by GlobalMed Technologies, Inc. (“Global Med”)  that he misappropriated trade secrets and breached certain contractual covenants.  The trial court had awarded fees, costs and interest against Global Med based on Mr. Jackson’s employment contracts. In the event that Mr. Jackson ultimately prevails in this case, which was commenced on September 23, 2002 by Global Med, the Company would be eligible to be reimbursed for certain attorneys fees and costs plus interest advanced to Mr. Jackson by the Company in connection with Global Med’s claims.  If Mr. Jackson does not prevail, Mediware could be responsible under an agreement with Mr. Jackson for damages and certain fees and costs awarded to Global Med, which could be material.

In July 2007, Mediware and WakeMed, a hospital corporation based in North Carolina (“WakeMed”), settled their on-going contract actions against each other, which began June 2005 in federal court.  Neither party has on-going obligations with others under the settlement agreement.

In addition to the foregoing, Mediware is from time to time involved in routine litigation incidental to the conduct of its business, including employment disputes and litigation alleging product defects, intellectual property infringements, violations of law and breaches of contract and warranties.  Mediware believes that no such routine litigation currently pending against it, if adversely determined, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

11. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable.   The Company maintains cash and cash equivalents with major financial institutions which may exceed the federal depository insurance limits.  Mediware is exposed to the impact of interest rate changes because of its substantial cash equivalent balances.

	Balance at June 30, 2007 ($ in 000)	Effective Interest Rate at June 30, 2007	Effect of 1% Change ($ in 000)
Cash Equivalents	$22,789	5.3%	$228

At June 30, 2007, a 1% point decrease in the current per annum interest rate for our cash equivalents each would result in $228,000 less interest income during the next fiscal year. The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of June 30, 2007. The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

12. FOREIGN CURRENCY RISK

The Company has exposure to exchange rate fluctuations arising from obligations settled in foreign currencies.  The Company has approximately $2,020,000 subject to such risk at June 30, 2007.

13. SEGMENT INFORMATION

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

	Years Ended June 30,
	2007	2006	2005
Medication Management Systems	$16,692	$16,474	$16,300
Blood Management Systems	23,323	19,781	17,937
Perioperative Management Systems	1,177	1,616	2,322
Total	$41,192	$37,871	$36,559

Selected financial information by geographic area is as follows (in thousands):

	For the Year Ended June 30,
	2007	2006	2005
Revenue from Unaffiliated Customers:
United States	$36,749	$33,607	$32,777
United Kingdom	4,443	4,264	3,782
Total	$41,192	$37,871	$36,559

Net Income:
United States	$1,964	$1,844	$2,789
United Kingdom	362	484	147
Total	$2,326	$2,328	$2,936

	As of June 30,
	2007	2006	2005
Identifiable Assets:
United States	$54,936	$50,068	$46,651
United Kingdom	4,384	3,655	2,882
Total	$59,320	$53,723	$49,533

14. SUBSEQUENT EVENT

On July 20, 2007, the Company announced the consolidation of its three business units into a single operating unit.  The consolidation of operations and elimination of redundant business functions is intended to reduce costs and lower corporate overhead and to accelerate the growth of the Company’s two primary businesses, blood and medication management.  In conjunction with this restructuring, the Company closed a small office and reduced its workforce by approximately 20 employees.  In addition, the Company no longer intends to invest in the growth of its perioperative management systems.

Costs to be incurred in connection with this restructuring comprise one-time benefits to employees who are involuntarily terminated, costs related to the early termination of certain contracts, and costs of consolidating facilities.  As management had not communicated the plan of termination associated with the restructuring as of June 30, 2007, the Company did not incur a restructuring liability in its June 30, 2007 consolidated financial statements.  The Company expects the aggregate amount of such costs upon completion of the restructuring to be $273,000 for one-time termination benefits, $74,000 for early contract termination costs, and $23,000 for facility consolidation costs.  Of the aggregate costs expected to be incurred, $110,000 is expected to be associated with the perioperative management products and $260,000 is expected to be associated with the medication management products.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2007 and 2006 is as follows (table in thousands, except per share amounts):

	Fiscal Quarter Ended 2007
	Sep. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2007
Net sales and service	$8,475	$11,262	$11,057	$10,398
Gross profit (1)	5,948	8,538	8,057	7,396
Net income	164	905	831	426
Net income per share, diluted	$0.02	$0.11	$0.10	$0.05

	Fiscal Quarter Ended 2006
	Sep. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	Jun. 30, 2006
Net sales and service	$9,408	$9,388	$9,968	$9,107
Gross profit (1)	7,010	6,880	7,402	6,899
Net income	737	398	632	561
Net income per share, diluted	$0.09	$0.05	$0.08	$0.07

(1)  Excludes amortization of capitalized software costs

MEDIWARE INFORMATION SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2007 allowance for doubtful accounts	$923	$660	$-	$(504)	$1,079
Year ended June 30, 2006 allowance for doubtful accounts	$626	$620	$-	$(323)	$923
Year ended June 30, 2005 allowance for doubtful accounts	$657	$398	$-	$(429)	$626