Form 10-Q
period 2007-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2007-11-06
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 29, 2007, there were 8,151,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

Index

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	September 30,
	2007	June 30,
	(Unaudited)	2007
ASSETS
Current Assets
Cash and cash equivalents	$24,822	$22,789
Accounts receivable (net of allowance of $1,008 and $1,079)	12,928	11,481
Inventories	100	196
Deferred income taxes	647	957
Prepaid expenses and other current assets	1,161	843
Total current assets	39,658	36,266

Fixed assets, net	1,235	1,210
Capitalized software costs, net	17,493	18,005
Goodwill, net	3,681	3,739
Other long-term assets	64	100
Total Assets	$62,131	$59,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,037	$1,171
Current portion of note payable	-	4
Advances from customers	9,243	7,246
Accrued expenses and other current liabilities	3,561	3,511
Total current liabilities	13,841	11,932

Deferred income taxes	5,608	5,357
Total liabilities	19,449	17,289

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000shares; 8,151,000 shares issued and outstanding at September 30, 2007 and June 30, 2007	815	815
Additional paid-in capital	30,843	30,690
Retained earnings	10,876	10,413
Accumulated other comprehensive income	148	113
Total stockholders' equity	42,682	42,031
Total Liabilities and Stockholders' Equity	$62,131	$59,320

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	Three Months Ended September 30, (Unaudited)
	2007	2006
Revenue
System sales	$4,190	$2,323
Services	6,554	6,152

Total revenue	10,744	8,475

Cost and Expenses
Cost of systems (1)	689	559
Cost of services (1)	2,216	1,968
Amortization of capitalized software costs	1,440	1,266
Software development costs	983	1,043
Selling, general and administrative	4,584	3,603

Total costs and expenses	9,912	8,439

Operating income	832	36

Interest and other income	290	235
Interest and other expense	(27)	2

Income before income taxes	1,095	273
Income tax provision	(632)	(109)

Net income	463	164

Other comprehensive income
Foreign currency translation adjustment	35	39

Comprehensive income	$498	$203

Net income per Common Share
Basic	$.06	$0.02
Diluted	$.05	$0.02

Weighted Average Common Shares Outstanding
Basic	8,151	8,092
Diluted	8,458	8,349

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended September 30, (Unaudited)
	2007	2006
Cash Flows From Operating Activities
Net income	$463	$164
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	1,600	1,432
Loss on write-off of fixed assets	10	-
Stock based compensation expense	153	90
Deferred tax provision	619	119
Provision for doubtful accounts	179	58
Changes in operating assets and liabilities:
Accounts receivable	(1,626)	404
Inventories	96	14
Prepaid expenses and other assets	(282)	(285)
Accounts payable, accrued expenses and advances from customers	1,913	626
Net cash provided by operating activities	3,125	2,622

Cash Flows From Investing Activities
Acquisition of fixed assets	(195)	(100)
Capitalized software costs	(928)	(883)
Net cash used in investing activities	(1,123)	(983)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	-	246
Excess tax benefit from exercise of stock options	-	24
Principal payments on note payable	(4)	(5)
Net cash provided by (used in) financing activities	(4)	265

Foreign currency translation adjustments	35	(106)

Net increase in cash and cash equivalents	2,033	1,943
Cash at beginning of period	22,789	18,996
Cash at end of period	$24,822	$20,939

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest on notes payable	$-	$2
Income taxes paid (received)	$72	$(52)

Index

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Mediware Information Systems, Inc. (“Mediware” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Mediware's audited financial statements for the fiscal year ended June 30, 2007 included in Mediware's Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three months ended September 30, 2007 and 2006, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.     STOCK BASED COMPENSATION

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  In February 2005, the shareholders approved an increase in the number of shares that may be issued under such plan from 500,000 to 1,000,000.  In December 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 1,000,000 to 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted Common Stock.  Options may be granted for a period of up to ten years.  Restricted Common Stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of Common Stock can only be granted as option awards.  As of September 30, 2007, 1,189,000 shares were available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of September 30, 2007 no options were available to be issued under this Plan.

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

The Company accounts for stock-based compensation following the provisions of SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation.  The aggregate noncash stock based compensation expense amounted to $153,000 and $90,000 for the three months ended September 30, 2007 and 2006, respectively.

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

For the Three Months Ended September 30, 2007
Risk-free interest rates	4.6% - 4.8%
Expected option life in years	1 - 5
Expected stock price volatility	34% - 35%
Expected dividend yield	-

There were no options granted during the three months ended September 30, 2006.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company uses historical data to estimate option exercise and employee and director termination within the valuation model; separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options granted are expected to be outstanding; the range given above results from groups of employees and directors exhibiting different behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company has not paid any dividends in the past and does not expect to pay any in the near future.

Index

The following table sets forth summarized information concerning the Company's stock options as of September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	1,022,000	$8.97

Granted	142,000	$6.97
Exercised	-	-
Forfeited or expired	(170,000)	$8.84

Outstanding at September 30, 2007	994,000	$8.70	4.3	$489,000

Expected to vest at September 30, 2007	994,000	$8.70	4.3	$489,000

Options exercisable at September 30, 2007	864,000	$8.97	3.5	$425,000

The weighted average fair value at date of grant for options granted during the three months ended September 30, 2007 was $2.38 per option.  There were no options granted during the three months ended September 30, 2006.  The total intrinsic value of options exercised during the three months ended September 30, 2006 was $63,000.  There were no options exercised during the three months ended September 30, 2007.

Historically, the Company has issued new shares upon the exercise of stock options.

Cash received from options exercised under all stock-based payment arrangements for the three months ended September 30, 2006 was $246,000.  The actual tax benefit realized for the tax deductions related to option exercises of the share-based payment arrangements totaled $24,000 for the three months ended September 30, 2006.

The Company recorded $24,000 and $90,000 of compensation expense for stock option plans for the three months ended September 30, 2007 and 2006, respectively.

Estimated future stock-based compensation expense to be charged to operations in fiscal 2008, 2009, 2010, 2011 and 2012 is as follows:

Years Ending September 30,	Stock Options
2008	$138,000
2009	103,000
2010	52,000
2011	20,000
2012	3,000
Total estimated future stock-based compensation expense	$316,000

A summary of the status of the Company’s nonvested options as of September 30, 2007, and changes during the three months ended September 30, 2007, is presented below:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2007	-	$-
Granted	142,000	$6.97
Canceled or expired	-	$-
Vested	(12,000)	$7.50
Nonvested at September 30, 2007	130,000	$6.93

As of September 30, 2007, there was $316,000 of total unrecognized compensation cost related to nonvested options granted under existing stock option plans.  The total fair value of stock options vested during the three months ended September 30, 2007 and 2006 was $90,000 and $24,000, respectively.

The following table presents information relating to stock options at September 30, 2007:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49		163,000	$3.61	2.0	163,000	$3.61
$4.50 - $ 7.49		195,000	$6.86	6.8	65,000	$6.74
$7.50 - $ 8.99		134,000	$8.11	2.9	134,000	$8.11
$9.00 - $ 10.49		218,000	$10.07	4.6	218,000	$10.07
$10.50 - $11.99		112,000	$10.89	2.7	112,000	$10.89
$12.00 - $13.49		117,000	$12.45	5.7	117,000	$12.45
$13.50 - $14.99		45,000	$13.74	6.4	45,000	$13.74
$15.00	+	10,000	$15.00	1.1	10,000	$15.00
		994,000			864,000

Restricted Common Stock Awards

During fiscal 2006, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 200,000 restricted shares of Common Stock (the “Performance Shares”).  The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share.  The Company has not recorded any compensation expense related to the Performance Shares because it is not probable the performance goals will be met.  The Company will continue to assess whether or not the achievement of any performance goals are probable at each reporting period, and will begin recognizing the related expense if and when the performance conditions become probable.  The Performance Shares may result in compensation expense in future periods of up to $699,000, representing the fair value on the date of the grant.  During the three months ended September 30, 2007, 125,000 of these Performance Shares were canceled due to the resignation of certain key employees.

During fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 25,000 restricted shares of Common Stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  For the three-months ended September 30, 2007, the Company recorded $70,000 of compensation expense related to the Time-Based Shares.  The Time-Based Shares will result in compensation expense in future periods of up to $73,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 160,000 restricted shares of Common Stock (the “Enhanced Performance Shares”).  The Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the three-months ended September 30, 2007, the Company recorded $59,000 of compensation expense related to the Enhanced Performance Shares.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable.  The Enhanced Performance Shares may result in compensation expense in future periods of up to $1,031,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $326,000 of unrecognized compensation expense related to the continued employment of the key employees.

Estimated future stock-based compensation expense to be charged to operations in fiscal 2008, 2009, 2010 and 2011 is as follows:

Years Ending September 30,	Time-Based Shares	Enhanced Performance Shares (Time-Based Portion)	Total
2008	$42,000	$147,000	$189,000
2009	26,000	119,000	145,000
2010	5,000	54,000	59,000
2011	-	6,000	6,000
Total estimated future stock-based compensation expense	$73,000	$326,000	$399,000

A Summary of the status of the Company’s nonvested restricted Common Stock as of September 30, 2007, and changes during the three months ended September 30, 2007, is presented below:

	Nonvested Performance Shares	Weighted Average Grant Date Fair Value	Nonvested Enhanced Performance Shares	Weighted Average Grant Date Fair Value	Nonvested Time-Based Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2007	200,000	$8.80	-	$-	22,000	$8.50
Granted	-	$-	160,000	$6.81	-	$-
Canceled or expired	(125,000)	$8.48	-	$-	-	$-
Vested	-	$-	-	$-		$-
Nonvested at September 30, 2007	75,000	$9.32	160,000	$6.81	22,000	$8.50

The fair value of the nonvested shares is determined based on the average trading price of the Company’s shares on the grant date.

4.     INCOME TAXES

The Company accounts for income taxes under the asset and liability approach.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is not more likely than not that a tax benefit will be realized.  Income taxes include U.S. and foreign taxes.  Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48”).  There was no impact to the Company’s results of operations and financial position upon adoption.  At June 30, 2007, the Company had unrecognized tax benefits of $100,000, which included estimated interest and penalties.   The Company intends to classify any future expenses for income tax-related interest and penalties as a component of income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by taxing authority examinations for years ending before June 30, 2003.

During the three months ended September 30, 2007, the Company reduced its deferred tax asset by approximately $225,000 in connection with fully vested non-qualified employee stock options which terminated as a result of the departure of certain employees in connection with the corporate consolidation and the departure of the former chief executive officer during the period.

5. SEGMENT INFORMATION

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

	For the Three Months Ended September 30,
	2007	2006
Medication Management Systems	$5,860	$3,312
Blood Management Systems	4,675	4,846
Perioperative Management Systems	209	317
Total	$10,744	$8,475

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended September 30,
	2007	2006
Revenue from Unaffiliated Customers:
United States	$9,642	$7,674
United Kingdom	1,102	801
Total	$10,744	$8,475

Net Income:
United States	$417	$279
United Kingdom	46	(115)
Total	$463	$164

	September 30,
	2007	2006
Identifiable Assets:
United States	$57,557	$54,936
United Kingdom	4,574	4,384
Total	$62,131	$59,320

6.     EXIT ACTIVITIES

On July 20, 2007, the Company announced the consolidation of its three business units into a single operating unit.  The consolidation of operations and elimination of redundant business functions is intended to reduce costs and lower corporate overhead and to accelerate the growth of the Company’s two primary businesses, blood and medication management.  In conjunction with this restructuring, the Company closed an office and reduced its workforce by approximately 20 employees.  In addition, the Company no longer intends to invest in the growth of its perioperative management systems.

Costs to be incurred in connection with this exit activity comprise one-time benefits to employees who are involuntarily terminated, costs related to the early termination of certain contracts, and costs of consolidating facilities.  As management had not communicated the plan of termination associated with the restructuring as of June 30, 2007, the Company did not incur an exit activity liability in its June 30, 2007 consolidated financial statements.  The following table provides a reconciliation of the beginning and ending balances of the exit activity liability:

	Employee Termination Benefits	Contract Termination Costs	Facilities Consolidation Costs	Total
Balance, June 30, 2007	$-	$-	$-	$-
Additional expense incurred	273,000	7,000	97,000	377,000
Amounts paid	(142,000)	(4,000)	(97,000)	(243,000)
Balance, September 30, 2007	$131,000	$3,000	$-	134,000

The Company recorded all expenses related to exit activity costs as Selling, General and Administrative expenses in the accompanying financial statements for the three months ended September 30, 2007.

The following table provides a reconciliation of beginning and ending balances of the exit activity liability by business units:

	Medication Management	Perioperative Management	Total
Balance, June 30, 2007	$-	$-	$-
Additional expense incurred	268,000	109,000	377,000
Amounts paid	(192,000)	(51,000)	(243,000)
Balance, September 30, 2007	$76,000	$58,000	$134,000

7.     CONTINGENCIES

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

In addition to the foregoing, the Company is subject to legal proceedings and claims that arise in the ordinary course of business.  The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

8.     CONCENTRATION OF REVENUE

The Company recorded $2,029,000 of revenue related to one contract signed during the quarter ended September 30, 2007.  The Company had an outstanding accounts receivable balance of $1,015,000 at September 30, 2007 related to this customer.  No other customer represented more than 10% of revenue for the three months ended September 30, 2007 or 2006.

9.     SUBSEQUENT EVENTS

On October 31, 2007, Mediware acquired substantially all of the business and assets and assumed certain liabilities of Integrated Marketing Solutions, LLC, a Maryland limited liability company (“IMS”).  IMS provides software products and services targeting blood and plasma donation centers in North America and Europe.  As of October 31, IMS had more than 32 customers in the United States and has offices in Baltimore, Maryland and Jacksonville, Florida.  With over 70 product installations as of October 31, 2007, IMS’s software and services address the competitive nature of the blood supply market by enabling blood and plasma collection facilities with automated and online software to better manage relationships with donors, staff and hospitals.

The purchase price paid for the assets of  IMS consists of (i) an initial purchase price of $5,458,000 (subject to a working capital adjustment) paid in cash at the closing, and (ii) cash payments of up to $575,000 in the aggregate if certain revenue milestones are achieved by the purchased business in the twelve months following the closing.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of September 30, 2007, and the related condensed consolidated statements of operations and comprehensive income, and cash flows for the three month periods ended September 30, 2007 and 2006.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2007, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 11, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2007 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York

November 2, 2007

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in Mediware’s Form 10-K for the year ended June 30, 2007, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

Overview

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas.  The Company maintains an Internet website at www.mediware.com, at which reports filed with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), can be obtained under “Investor Relations” without charge as soon as reasonably practicable after filed or furnished with the SEC.

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

Market Positioning

Mediware’s products have been designed to address significant clinical issues in the healthcare industry.   Traditional healthcare environments include collections of disparate information systems and manual processes used by clinicians throughout the care process.  The result is reduced efficiency and increased safety risks due to the potential for human error and delayed access to patient information and records as patients progress through the continuum of care. When dealing with blood or medications, errors and delays can often result in tragic consequences.   The Company’s products address these clinical issues with “suites” of applications that provide clinicians one data environment for the information relating to the prescribing, preparation, and administration of drug and/or blood therapies.  The Company’s two primary product lines, Blood Management and Medication Management solutions, manage each step of the therapeutic process, including: ordering, fulfillment, administration, and documentation.  Mediware’s products provide care providers a “closed loop” process for blood and medication therapies.  The Company believes this closed loop process differentiates it from the industry’s catalog and “best of breed” vendors.  The process-centric integrated data environments provided by Mediware’s blood and medication management solutions seamlessly extend the discipline and controls of the pharmacy and blood bank to patient units, operating room suites, and other venues where adverse events occur.

Index

On July 20, 2007, Mediware announced the consolidation of its three business divisions into a single operating unit to eliminate redundant business functions, improve efficiencies and lower operating costs.  The Company expects the consolidation to permit more investment in the blood and medication management product lines and to accelerate the growth of the Company's closed loop blood and medication management product lines without negatively impacting the delivery of its services.  At the same time, the Company also announced its intention to stop actively marketing its perioperative management products to focus resources on enhancing and expanding its strategic product direction.

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

The Company’s current blood transfusion product is  HCLLTM.  During fiscal 2005, the Company received 510(k) clearance for its complementary HCLL donor software product for use in hospital-based donor centers.  HCLL Transfusion and HCLL Donor are clinical applications that address blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area identified as a key to controlling the rising cost of blood products.  The HCLL software is already in productive use at over 70 sites.

Index

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

In addition to its sale of software, the Company generates revenue from professional services and post-contract support.  These ongoing support contracts have recently accounted for over 75% of revenue from blood management operations and are recurring in nature.

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

Index

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

In March 2007, the Company introduced MediREC, a new medication management tool.  This new product assists in achieving compliance with a recent mandate by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital.  That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged.

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

Selling the Company’s full suite of medication management products is a complex process (WORx, MediMAR, MediCOE and MediREC) involving multiple hospital departments and, therefore, results in substantially longer sales cycles compared to stand-alone WORx sales.  This has resulted in less predictable contract closures and a need to recognize software license revenue over multiple quarters (in some cases).  The Company generates revenue from medication management software sales, professional services and post-contract support.  Support contracts currently account for approximately half of the revenue from medication management operations.  As the sale of MediCOE and MediMAR products increases, the Company expects that license fee revenue will increase and support revenue will make up a smaller portion of the Company’s revenue.

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

Index

Results of Operations for the Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006

Total revenue for the first quarter of fiscal 2008 is $10,744,000 compared to $8,475,000 in the comparable quarter of fiscal 2007, an increase of $2,269,000, or 26.8%, primarily due to increased system sales.  Blood management products and services recorded total revenue of $4,675,000 in the first quarter of fiscal 2008, representing a decrease of $171,000, or 3.5%, compared to $4,846,000 in the same period of fiscal 2007.  Medication management products and services (excluding the United Kingdom operations, JAC Computer Services, Ltd., “JAC”) recorded an increase in total revenue of $2,247,000, or 89.5% from $2,511,000 in the first quarter of fiscal 2007 to $4,758,000 in the same period of fiscal 2008.  JAC recorded total revenues of $1,102,000 in the first quarter of fiscal 2008, representing an increase of $301,000, or 37.6%, compared to $801,000 in the same period of fiscal 2007.  Perioperative management products and services recorded revenues of $209,000 in the first quarter of fiscal 2008, representing a decrease of $108,000, or 34.1%, compared to $317,000 in the same quarter in fiscal 2007.

System sales, which include proprietary software, third party software and hardware revenue, amounted to $4,190,000 for the quarter ended September 30, 2007, an increase of $1,867,000, or 80.4%, from $2,323,000 in the same period in fiscal 2007.  System sales for the medication management products (excluding JAC) increased from $507,000 in fiscal 2007 to $2,804,000 in fiscal 2008, representing an increase of $2,297,000, or 453.1%.  The increase is a result of the signing of a significant MediMAR contract during the first quarter.  System sales for the blood management products were $1,154,000 for the first quarter of fiscal 2008, a decrease of $557,000, or 32.6%, compared to $1,711,000 in the same quarter of fiscal 2007.  This decrease is consistent with Mediware’s expected lower system sales for blood management products in fiscal 2008 due to the completion of the Hemocare and LifeLine sunset program in June 2007.  The perioperative management products experienced a decrease in system sales of $25,000, or 80.6%, from $31,000 in fiscal 2007 to $6,000 in the first quarter of fiscal 2008.  This decrease was anticipated, since Mediware announced in July 2007 that in conjunction with the consolidation of its three business divisions into a single operating unit, it no longer intends to invest in the growth of the perioperative management products.   JAC recorded system sales of $226,000 for the first quarter of fiscal 2008, representing an increase of $152,000, or 205.4%, compared to $74,000 reported for the same period in fiscal 2007.  While the Company believes revenue at JAC will continue to increase, the ongoing delays and changes to the Connecting for Health Program in the United Kingdom could adversely impact JAC’s revenues.

Service revenue, which includes recurring software support, implementation and training services, increased $402,000, or 6.5%, to $6,554,000 in the first quarter of fiscal 2008 compared to $6,152,000 for the same period in fiscal 2007.  Service revenue for the medication management products (excluding JAC) decreased $50,000, or 2.5%, to $1,954,000 in the first quarter of fiscal 2008 compared to $2,004,000 for the first quarter of fiscal 2007.  This decrease is a result of fewer ongoing implementations in the first quarter of 2008 as compared to the same period in fiscal 2007.  Service revenue for the blood management products totaled $3,521,000 for the first quarter of fiscal 2008, representing an increase of $386,000, or 12.3%, compared to $3,135,000 in the first quarter of fiscal 2007.  This increase primarily reflects an increase in implementation activity for the HCLL software systems, which were licensed as part of the sunset program.  Mediware anticipates that service revenue will continue to increase throughout fiscal 2008 as the Company expands implementation activity on HCLL projects.  Service revenue for perioperative management products decreased $83,000, or 29.0%, to $203,000 in the first quarter of fiscal 2008 compared to $286,000 in the first quarter of fiscal 2007.  This decrease is primarily a result of fewer implementation projects in the first quarter of fiscal 2008 as compared to the same period in fiscal 2007.  Mediware expects service revenue for perioperative management products to continue to decline throughout fiscal 2008, as the Company no longer intends to invest in the growth of this product line.  However, the Company will continue to provide support service to its existing perioperative management products and consider other strategic alternatives for this product line.  Service revenue for JAC increased $149,000, or 20.5%, to $876,000 in the first quarter of fiscal 2008 compared to $727,000 in the first quarter of fiscal 2007.  This increase is a result of increased annual renewal support fees, coupled with an increase in the size of the overall customer base.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $130,000, or 23.3%, to $689,000 in the first quarter of fiscal 2008 as compared to $559,000 in the same period in fiscal 2007.  The gross margin, excluding amortization of capitalized software costs, on system sales was 83.6% in the first quarter of fiscal 2008 compared to 75.9% in the same quarter in fiscal 2007.   The increase in gross margin is primarily due to increased MediMAR sales which are higher margin proprietary sales.

Index

Cost of services includes the salaries of client service personnel and direct expenses of the client service departments.  Cost of services increased $248,000, or 12.6%, to $2,216,000 in the first quarter of 2008 as compared to $1,968,000 in the same period of fiscal 2007.  The increase in cost of services is primarily attributed to increases in customer service personnel to facilitate the implementation of new HCLL projects.  Gross margin on service revenue is 66.2% for the first quarter of fiscal 2008 compared to 68.0% for the first quarter of fiscal 2007.  The Company believes, but cannot assure, that cost of services as a percentage of service revenue in fiscal 2008 will remain consistent with its rate in fiscal 2007, as the Company continues to implement the HCLL software.

Amortization of capitalized software increased $174,000, or 13.7%, to $1,440,000 in the first quarter of fiscal 2008 compared to $1,266,000 in the first quarter of fiscal 2007.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of the HCLL and MediMAR products.  Mediware expects amortization to continue to increase during fiscal 2008 as new software releases occur.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs decreased $60,000, or 5.8%, to $983,000 in the first quarter of fiscal 2008 compared to $1,043,000 in the first quarter of fiscal 2007. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $1,911,000 in the first quarter of fiscal 2008 compared to $1,926,000 in the first quarter of fiscal 2007, a decrease of $15,000, or 0.8%.  The Company expects continued product development investment in the blood management and medication management products.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses for corporate, product line, financial and administrative staffs; utilities, rent, communications and other office expenses; incentive-equity related expenses and other related direct administrative expenses.  SG&A expenses increased $981,000, or 27.2%, from $3,603,000 in the first quarter of fiscal 2007 to $4,584,000 in the first quarter of fiscal 2008.  This increase includes a one-time cash charge of $377,000 related to the consolidation of operations in the first quarter of fiscal 2008, and sales commissions, which increased $253,000 in the first quarter of fiscal 2008 as compared to the same period a year ago.  Also contributing were increases in stock-based compensation and relocation expenses associated with the hiring of a new chief executive officer, bad debt expense and legal expenses.  Management believes that overall SG&A expenses will decline from its current level in the short term as the Company begins to realize the savings associated with its operational restructuring.

Income tax expense increased $523,000, or 479.8%, from $109,000 in the first quarter of fiscal 2007 to $632,000 in the same period of fiscal 2008.  In conjunction with this increase, the effective tax rate increased from 40.1% for the three months ending September 30, 2007 to 57.8% in the same period of fiscal 2008.  The increase in the effective tax rate is primarily attributable to a non-cash write-off of $225,000 of certain deferred tax assets relating to the termination of fully vested non-qualified employee stock options as a result of the departure of certain employees in connection with the corporate consolidation and the departure of the former chief executive officer during the first quarter of fiscal 2008.

Net income the first quarter of fiscal 2008 was $463,000, an increase of $299,000 or 182.3%, compared to a net income of $164,000 the first quarter of fiscal 2007.

Liquidity and Capital Resources

As of September 30, 2007, Mediware had cash and cash equivalents of $24,822,000 compared to $22,789,000 at June 30, 2007.  Working capital was $25,817,000 and $24,334,000 at September 30, 2007 and June 30, 2007, respectively.  The current ratio was 2.87 to 1 at September 30, 2007 compared to 3.04 to 1 at June 30, 2007.  Cash provided by operating activities was $3,125,000 during the first three months of fiscal year 2008 compared to $2,622,000 during the same period a year ago.  The increase in cash provided by operating activities is primarily due to changes in net income, accounts receivable, accounts payable, accrued expenses and customer advances.

Accounts receivable increased $1,447,000 from $11,481,000 at June 30, 2007 to $12,928,000 at September 30, 2007.  Days sales outstanding (“DSO”) was 110 and 102 at September 30, 2007 and June 30, 2007, respectively.  The increase in DSO resulted primarily from the signing of a significant MediMAR contract during the first quarter of fiscal 2008.  The principal uses of cash for investing activities during the quarter ended September 30, 2007 and 2006 included purchases of fixed assets and investment in product development.  Cash used in investing activities totaled $1,123,000 during the first three months of fiscal 2008 compared to $983,000 during the same period a year ago.  The increase primarily relates to higher software capitalization rates and increased fixed asset acquisitions.  Mediware capitalized $928,000 and $883,000 of product development costs during the three months ended September 30, 2007 and 2006, respectively.  The investments in product development were related to the Company’s ongoing efforts to enhance its products.  The Company plans to continue to review market expansion opportunities through internal development and/or the acquisition of products/ companies that complement or augment the existing line of products.

Cash used in financing activities was $4,000 during the first three months of fiscal year 2008 compared to cash provided by financing activities of $265,000 during the same period a year ago, primarily reflecting a reduction in the amount of proceeds received from stock option exercises and the decrease in excess tax benefits related to the exercise of stock options.

The Company’s liquidity is influenced by its ability to perform on a “Best of Suite” basis in a competitive industry.  Factors that may affect liquidity are the Company’s ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented.  Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company’s existing line of products, the Company believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future.  The Company continues to review its long-term cash needs.  Currently, there are no plans for additional outside financing, except that Mediware may consider establishing a new line of credit.

Subsequent Event

On October 31, 2007, Mediware acquired substantially all of the business and assets and assumed certain liabilities of Integrated Marketing Solutions, LLC, a Maryland limited liability company (“IMS”).  IMS provides software products and services targeting blood and plasma donation centers in North America and Europe.  As of October 31, 2007, IMS had more than 32 customers in the United States and offices in Baltimore, Maryland and Jacksonville, Florida.  With over 70 product installations as of October 31, 2007, IMS’s software and services address the competitive nature of the blood supply market by enabling blood and plasma collection facilities with automated and online software to manage relationships with donors, staff and hospitals.

The purchase price paid for the assets of IMS consists of (i) $5,458,000 (subject to a working capital adjustment) paid in cash at the closing, and (ii) cash payments of up to $575,000 in the aggregate if certain revenue milestones are achieved by the purchased business in the twelve months following the closing.  Mediware utilized its existing cash and cash reserves to fund the portion of the purchase price paid at closing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mediware is subject to market risks from interest rates due to the fluctuating rates paid on its cash equivalent balances and foreign currency fluctuations due to the operations of JAC.  To date, Mediware has not entered into any derivative financial instruments or engaged in other hedging transactions to reduce its exposure to such risks.

Interest Rate Risk
Mediware is exposed to the impact of interest rate changes because of its substantial cash equivalent balances.  These balances are not held for trading purposes.

	Balance at September 30, 2007 ($ in 000)	Effective Interest Rate at September 30, 2007	Effect of 1% Change ($ in 000)
Cash Equivalents	$24,822	5.2%	$248

At September 30, 2007, a 1% decrease in the current per annum interest rate for our cash equivalents each would result in $248,000 less interest income during the next fiscal year.  The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of September 30, 2007.  The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Index

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

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 10.3% and 9.5% of Mediware’s consolidated revenue for the three months ended September 30, 2007 and 2006, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Assets and liabilities for JAC are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity. Our revenue results for the three months ended September 30, 2007 and 2006 were positively impacted by a $35,000 and $39,000 foreign currency movement, primarily due to the strengthening of the British pound against the United States dollar.

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of September 30, 2007.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

We have recently consummated a strategic acquisition and may pursue additional strategic acquisitions, investments, and relationships in the future, and we may not be able to successfully manage our operations if we fail to successfully integrate acquired businesses and technologies, which could adversely affect our operating results.

As part of our business strategy, we may seek and complete strategic business acquisitions that that are complementary to our business. On October 31, 2007, we acquired substantially all of the business and assets and assumed certain liabilities of Integrated Marketing Solutions, LLC, a Maryland limited liability company (“IMS”), a company that provides software products and services targeting blood and plasma donation centers in North America and Europe.  Acquisitions, such as our acquisition of the business of IMS, have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

•	failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of the acquired business

•	diversion of management’s attention from other business concerns

•	failure to achieve projected synergies and performance targets

•	loss of customers or key personnel of the acquired business

•
possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies, and

•	a possible write-off of software development costs and amortization of expenses related to intangible assets.

In the case of IMS, we have acquired a business with offices in cities where we currently have no offices and with products that rely upon technology which is different than and may not be compatible with the technology of our other products.  If we fail to successfully integrate IMS or other acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

November 6, 2007	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

November 6, 2007	/s/ MARK B. WILLIAMS
Date	MARK B. WILLIAMS
CHIEF FINANCIAL OFFICER