Form 10-Q
period 2007-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2008-02-05
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 1, 2008, there were 8,156,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

		Page
PART I	Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2007 (Unaudited) and June 30, 2007	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended December 31, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2007 and 2006	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

	Review Report of Independent Registered Public Accounting Firm	18

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4.	Controls and Procedures	30

PART II	Other Information

ITEM 1.	Legal Proceedings	30

ITEM 1A.	Risk Factors	31

ITEM 4.	Submission of Matters to a Vote of Security Holders	31

ITEM 6.	Exhibits	32

Signatures		33

Index

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	December 31,	June 30,
	2007	2007
ASSETS
Current Assets
Cash and cash equivalents	$20,949	$22,789
Accounts receivable (net of allowance of $933 and $1,079)	9,578	11,481
Inventories	95	196
Deferred income taxes	697	957
Prepaid expenses and other current assets	964	843
Total current assets	32,283	36,266

Fixed assets, net	1,553	1,210
Capitalized software costs, net	16,819	18,005
Goodwill, net	7,086	3,739
Other intangible assets, net	1,520	-
Other long-term assets	35	100
Total Assets	$59,296	$59,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$912	$1,171
Current portion of note payable	-	4
Advances from customers	8,182	7,246
Accrued expenses and other current liabilities	2,483	3,511
Total current liabilities	11,577	11,932

Deferred income taxes	5,317	5,357
Total liabilities	16,894	17,289

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; 8,156,000 and 8,151,000 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	815	815
Additional paid-in capital	30,941	30,690
Retained earnings	10,539	10,413
Accumulated other comprehensive income	107	113
Total stockholders' equity	42,402	42,031
Total Liabilities and Stockholders' Equity	$59,296	$59,320

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except earnings per share)

	(Unaudited) Three months ended December 31,		(Unaudited) Six Months ended December 31,
	2007	2006	2007	2006
Revenue
System sales	$2,032	$4,890	$6,222	$7,213
Services	6,627	6,372	13,181	12,524

Total revenue	8,659	11,262	19,403	19,737

Cost and Expenses
Cost of systems (1)	685	772	1,374	1,331
Cost of services	2,298	1,952	4,514	3,920
Amortization of capitalized software costs	1,431	1,362	2,871	2,628
Software development costs	963	941	1,946	1,984
Selling general and administrative	4,092	5,076	8,676	8,679

Total costs and expenses	9,469	10,103	19,381	18,542

Operating income (loss)	(810)	1,159	22	1,195

Interest and other income	249	250	539	485
Interest and other (expense)	(7)	44	(34)	46

Income (loss) before income taxes	(568)	1,453	527	1,726
Income tax benefit (expense)	231	(548)	(401)	(657)

Net income (loss)	(337)	905	126	1,069

Other comprehensive income
Foreign currency translation adjustment	(41)	(11)	(6)	28

Comprehensive income (loss)	$(378)	$894	$120	$1,097

Net income (loss) per Common Share
Basic	$(0.04)	$0.11	$0.02	$0.13
Diluted	$(0.04)	$0.11	$0.01	$0.13

Weighted Average Common Shares Outstanding
Basic	8,156	8,116	8,154	8,104
Diluted	8,156	8,384	8,469	8,367

(1) Excludes amortization of capitalized software costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Six Months Ended
	December 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$126	$1,069
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	3,236	2,970
Loss on write-off of fixed assets	10	-
Stock based compensation expense	251	147
Deferred tax provision	352	615
Provision for doubtful accounts	109	278
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	2,295	(1,446)
Inventories	101	8
Prepaid expenses and other assets	(49)	(128)
Accounts payable, accrued expenses and advances from customers	(436)	360
Net cash provided by operating activities	5,995	3,873

Cash Flows From Investing Activities
Acquisition of fixed assets	(638)	(196)
Capitalized software costs	(1,686)	(1,985)
Acquisition of business	(5,501)	-
Net cash used in investing activities	(7,825)	(2,181)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	-	246
Excess tax benefit from exercise of stock options	-	24
Principal payments on note payable	(4)	(12)
Net cash provided by (used in) financing activities	(4)	258

Foreign currency translation adjustments	(6)	28

Net increase (decrease) in cash and cash equivalents	(1,840)	1,978
Cash at beginning of period	22,789	18,996
Cash at end of period	$20,949	$20,974

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on notes payable	$-	$6
Income taxes paid (received)	$152	$(52)

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

The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three months ended December 31, 2006 and the six months ended December 31, 2007 and 2006, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.  There was no dilutive effect for the three months ended December 31, 2007 due to the net loss reported for the period.

3.     ACQUISITIONS

On October 31, 2007, Mediware acquired substantially all of the assets of Integrated Marketing Solutions, LLC, a Maryland limited liability company (“IMS”).  IMS is a leading provider of software products and services to blood and plasma donation centers.  IMS services the blood donor center industry by providing integrated software, programs and services which support donor recruitment, call centers, customer service, hospital services, sales and prospecting.   Following the acquisition, the Company began to provide software products and services targeting blood and plasma donation centers in North America and Europe.  This software addresses the competitive nature of the blood supply market by enabling blood and plasma collection facilities with web-based tools to better manage relationships with donors, staffing and hospitals.  These products facilitate blood and plasma donor centers’ donors recruitment and retention, improve blood drives, and enable hospitals with electronic tools to order, ship and track products.

IMS generates revenue through subscription sales of its web-based applications and by providing professional and promotional services to its customers. Subscription revenues are recognized evenly over the subscription period. Service revenues are recognized as the service is delivered. Promotional revenues are recognized as the promotional goods and services are delivered.

The purchase price paid for the assets of IMS consists of an initial purchase price of $5,458,000 paid in cash at the closing, plus contingent consideration up to $575,000 based upon IMS attaining certain revenue milestones.  The purchase price is also subject to a working capital adjustment.  The Company incurred $43,000 of legal and accounting fees related to this transaction which have been included in goodwill.  The Company expects to finalize the purchase price, including all contingent consideration, by October 2008. The results of the IMS acquisition are included from the date of acquisition.

The Company has accounted for the acquisition of IMS as the purchase of a business under U.S. Generally Accepted Accounting Principals.  The assets and liabilities of IMS were recorded as of the acquisition date, at their respective fair values.  The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed.  The preparation of the valuation required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be reasonable.  However, actual results may differ from these estimates.

Index

The following summarizes the preliminary purchase price allocation:

Purchase Price Allocation
Accounts receivable	$501,000
Fixed assets	35,000
Intangible assets subject to amortization	1,564,000
Goodwill	3,479,000
Other long-term assets	7,000
Accounts payable	(50,000)
Customer advances	(35,000)
Total Purchase Price	$5,501,000

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$473,000	5.0 years	25.9%
Customer relationships	1,056,000	7.0 years	25.9%
Non-compete agreements	35,000	1.5 years	24.0%
	$1,564,000	6.3 years

Goodwill	$3,479,000

The Company believes that the estimated tangible assets represent fair value at the date of acquisition.  The fair value of an asset is defined as the amount for which an asset or liability could be bought or sold in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.

The Company valued the purchased technology using the relief from royalty method, which is considered an income approach. The underlying principal of the relief from royalty method is that the value of purchased technology can be estimated by determining the cost savings the company achieves by not having to license the software and pay royalties. This method requires the use of certain estimates, including forecasted sales, royalty rates and discount rates. Based on this methodology the Company assigned the value of purchased technology at $473,000. The Company will amortize this amount over its estimated useful life of 5 years.

The Company valued the customer relationships using the income approach.  Utilizing this approach, the company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $1,056,000.  The Company will amortize this amount over its estimated useful life of 7 years.

The Company valued the non-compete agreements using an income approach.  This methodology determines the impact on discounted net cash flow should the restricted parties decide to compete directly against the Company.  This method requires the use of certain estimates, including projected cash flows, discount rates and probability factors related to the likelihood of future competition.  Based on this methodology the Company assigned the value of non-compete agreements at $35,000.  The Company will amortize this amount over its estimated useful life of 1.5 years.

Goodwill is expected to be deductible for tax purposes.

Index

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the six months ended December 31, 2007 is as follows (in thousands):

Carrying amount as of June 30, 2007	$3,739,000
Increase from acquisition of business	3,479,000
Tax benefit of amortization	(132,000)
Carrying amount as of December 31, 2007	$7,086,000

Other Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Purchased technology	$473,000	$(16,000)	$457,000	5.0
Customer relationships	1,056,000	(25,000)	1,031,000	7.0
Non-compete agreements	35,000	(3,000)	32,000	1.5
	$1,564,000	$(44,000)	$1,520,000

Amortization expense for other intangible assets amount to $44,000 for the three and six months ended December 31, 2007.  The following represents the expected amortization in future periods:

Fiscal Year	Expected Amortization
2008	$135,000
2009	270,000
2010	249,000
2011	249,000
2012	249,000
Thereafter	368,000
$1,520,000

5.     STOCK BASED COMPENSATION

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  In February 2005, the shareholders approved an increase in the number of shares that may be issued under such plan from 500,000 to 1,000,000.  In December 2005, the shareholders approved increasing the number of shares that may be issued under such plan from 1,000,000 to 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted Common Stock.  Options may be granted for a period of up to ten years.  Restricted Common Stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of Common Stock can only be granted as option awards.  As of December 31, 2007, there were 1,203,000 shares available for issuance under this Plan.

Index

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of December 31, 2007 no options were available to be issued under this Plan.

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

The Company accounts for stock-based compensation following the provisions of SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation.  The aggregate noncash stock based compensation expense totaled $98,000 and $57,000 for the three months ended December 31, 2007 and 2006, respectively, and $251,000 and $147,000 for the six months ended December 31, 2007 and 2006, respectively.

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
Risk-free interest rates	No Options	No Options	4.6% - 4.8%	4.5% - 4.6%
Expected option life in years	Granted	Granted	1 - 5	2 – 3
Expected stock price volatility			34% - 35%	36% - 37%
Expected dividend yield			-	-

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

Index

The following table sets forth summarized information concerning the Company's stock options as of December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	1,022,000	$8.97

Granted	142,000	$6.97
Exercised	-	-
Forfeited or expired	(179,000)	$8.95

Outstanding at December 31, 2007	985,000	$8.68	4.1	$506,000

Expected to vest at December 31, 2007	985,000	$8.68	4.1	$506,000

Options exercisable at December 31, 2007	855,000	$8.95	3.3	$506,000

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from options exercised under all stock-based payment arrangements for the six months ended December 31, 2006 was $246,000.  The excess tax benefit realized for the tax deductions related to option exercises of the share-based payment arrangements totaled $24,000 for the six months ended December 31, 2006.  The aggregate intrinsic value of options exercised during the six months ended December 31, 2006 was $63,000.  There were no options exercised during the six months ended December 31, 2007.  Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the six months ended December 31, 2007 and 2006 was $2.38 and $2.30 per option, respectively.  The Company recorded $46,000 and $57,000 of compensation expense for stock option plans for the three months ended December 31, 2007 and 2006, respectively, and $69,000 and $147,000 for the six months ended December 31, 2007 and 2006, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows:

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2008	$91,000
2009	103,000
2010	52,000
2011	20,000
2012	3,000
Total estimated future stock-based compensation expense	$269,000

Index

A summary of the status of the Company’s nonvested options as of December 31, 2007, and changes during the six months ended December 31, 2007, is presented below:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2007	-	$-
Granted	142,000	$6.97
Canceled or expired	-	$-
Vested	(12,000)	$7.50
Nonvested at December 31, 2007	130,000	$6.93

As of December 31, 2007, there was $269,000 of total unrecognized compensation cost related to nonvested options granted under existing stock option plans.  The total fair value of stock options vested during the six months ended December 31, 2007 was $90,000.

The following table presents information relating to stock options at December 31, 2007:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49		163,000	$3.61	1.8	163,000	$3.61
$4.50 - $ 7.49		195,000	$6.86	6.6	65,000	$6.74
$7.50 - $ 8.99		134,000	$8.11	2.6	134,000	$8.11
$9.00 - $ 10.49		218,000	$10.07	4.4	218,000	$10.07
$10.50 - $11.99		103,000	$10.89	2.5	103,000	$10.89
$12.00 - $13.49		117,000	$12.45	5.5	117,000	$12.45
$13.50 - $14.99		45,000	$13.74	6.2	45,000	$13.74
$15.00	+	10,000	$15.00	0.9	10,000	$15.00
		985,000			855,000

Restricted Common Stock Awards

During fiscal 2006, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 200,000 restricted shares of Common Stock (the “Performance Shares”).  The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share.  The Company has not recorded any compensation expense related to the Performance Shares because it is not probable the performance goals will be met.  The Company will continue to assess whether or not the achievement of any performance goals are probable at each reporting period, and will begin recognizing the related expense if and when the performance conditions become probable.  During the six months ended December 31, 2007, 125,000 of these Performance Shares were canceled due to the resignation of certain key employees.  The Performance Shares may result in compensation expense in future periods of up to $699,000, representing the fair value on the date of the grant.

Index

During fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 25,000 restricted shares of Common Stock (the “Time-Based Shares”). The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  For the six months ended December 31, 2007, the Company recorded $63,000 of compensation expense related to the Time-Based Shares, including a benefit of $18,000 related to the forfeiture of 5,000 unvested Time-Based Shares.  The Time-Based Shares will result in compensation expense in future periods of up to $38,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 160,000 restricted shares of Common Stock (the “Enhanced Performance Shares”).  The Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the six -months ended December 31, 2007, the Company recorded $119,000 of compensation expense related to the Enhanced Performance Shares.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable.  The Enhanced Performance Shares may result in compensation expense in future periods of up to $972,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $276,000 of unrecognized compensation expense related to the continued employment of the key employees.

Estimated future stock-based compensation expense to be charged to operations is as follows:

Fiscal Years Ending June 30,	Time-Based Shares	Enhanced Performance Shares (Time- Based Portion)	Total
2008	$18,000	$97,000	$115,000
2009	18,000	119,000	137,000
2010	2,000	54,000	56,000
2011	-	6,000	6,000
Total estimated future stock-based compensation expense	$38,000	$276,000	$314,000

A Summary of the status of the Company’s nonvested restricted Common Stock as of December 31, 2007, and changes during the six months ended December 31, 2007, is presented below:

	Nonvested Performance Shares	Weighted Average Grant Date Fair Value	Nonvested Enhanced Performance Shares	Weighted Average Grant Date Fair Value	Nonvested Time-Based Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2007	200,000	$8.80	-	$-	22,000	$8.50
Granted	-	$-	160,000	$6.81	-	$-
Canceled or expired	(125,000)	$8.48	-	$-	(5,000)	$8.50
Vested	-	$-	-	$-	(5,000)	$8.50
Nonvested at December 31, 2007	75,000	$9.32	160,000	$6.81	12,000	$8.50

The fair value of the nonvested shares is determined based on the average trading price of the Company’s shares on the grant date.

Index

6.   INCOME TAXES

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

During the six months ended December 31, 2007, the Company reduced its deferred tax asset by approximately $225,000 in connection with fully vested non-qualified employee stock options which terminated as a result of the departure of certain employees.

7. SEGMENT INFORMATION

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
Medication Management Systems	$3,906	$4,068	$9,766	$7,379
Blood Management Systems	4,553	6,858	9,227	11,704
Perioperative Management Systems	200	336	410	654
Total	$8,659	$11,262	$19,403	$19,737

Index

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
Revenue from Unaffiliated Customers:
United States	$7,304	$10,126	$16,946	$17,801
United Kingdom	1,355	1,136	2,457	1,936
Total	$8,659	$11,262	$19,403	$19,737

Net Income (Loss):
United States	$(425)	$805	$7	$1,050
United Kingdom	88	100	119	19
Total	$(337)	$905	$126	$1,069

	December 31,
	2007	2006
Identifiable Assets:
United States	$55,064	$52,790
United Kingdom	4,232	3,681
Total	$59,296	$56,471

8.     EXIT ACTIVITIES

In July 2007, the Company announced the consolidation of its three business units into a single operating unit.  The consolidation of operations and elimination of redundant business functions is intended to reduce costs and lower corporate overhead and to accelerate the growth of the Company’s two primary businesses, blood and medication management.  In conjunction with this restructuring, the Company closed an office and reduced its workforce by approximately 20 employees.  In addition, the Company no longer intends to invest in the growth of its perioperative management systems.

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

	Employee Termination Benefits	Contract Termination Costs	Facilities Consolidation Costs	Total
Balance, June 30, 2007	$-	$-	$-	$-
Additional expense incurred	273,000	7,000	97,000	377,000
Amounts paid	(240,000)	(7,000)	(97,000)	(344,000)
Balance, December 31, 2007	$33,000	$-	$-	$33,000

Index

The Company recorded all expenses related to exit activity costs as Selling, General and Administrative expenses in the accompanying financial statements for the six months ended December 31, 2007.

The following table provides a reconciliation of beginning and ending balances of the exit activity liability by business units:

	Medication Management	Perioperative Management	Total
Balance, June 30, 2007	$-	$-	$-
Additional expense incurred	268,000	109,000	377,000
Amounts paid	(250,000)	(94,000)	(344,000)
Balance, December 31, 2007	$18,000	$15,000	$33,000

9.     CONTINGENCIES

On March 6, 2006, Triad Laboratory Alliance, LLC d/b/a Spectrum Laboratory Network (“Spectrum”) filed suit against Mediware in the General Court for Justice, Superior Court Division, County of Guilford, North Carolina. The case was subsequently removed from North Carolina state court to the United States District Court for the Middle District of North Carolina. Spectrum seeks an unspecified amount of damages (exceeding $300,000) due to, among other things, Mediware’s alleged misrepresentations and breaches of warranties under its license agreement and the alleged violation of the North Carolina unfair trade practices statute.  Mediware filed a counterclaim alleging, among other things, breach of contract and misappropriation by Spectrum of Mediware’s intellectual property.  In July 2007, the parties agreed to enter into binding arbitration.  The lawsuits have been stayed while the case in proceeding through the arbitration process.

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

In February 2007, the California Supreme Court denied the petition for a review filed by former Mediware employee Donnie L. Jackson, Jr. regarding the decision of the Third Appellate District in Sacramento, California to vacate the award of attorney’s fees previously obtained by Mr. Jackson and to remand the case to Superior Court of El Dorado County, California for further proceedings.  Mr. Jackson had previously successfully moved for summary judgment on claims by GlobalMed Technologies, Inc. (“Global Med”)  that he misappropriated trade secrets and breached certain contractual covenants.  The trial court had awarded fees, costs and interest against Global Med based on Mr. Jackson’s employment contracts. In the event that Mr. Jackson ultimately prevails in this case, which was commenced on September 23, 2002 by Global Med, the Company would be eligible to be reimbursed for certain attorney’s fees and costs plus interest advanced to Mr. Jackson by the Company in connection with Global Med’s claims.  If Mr. Jackson does not prevail, Mediware could be responsible under an agreement with Mr. Jackson for damages and certain fees and costs awarded to Global Med, which could be material.

In addition to the foregoing, the Company is subject to legal proceedings and claims that arise in the ordinary course of business.  The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Index

10.     CONCENTRATION OF REVENUE

The Company recorded $2,029,000 of revenue related to one contract signed during the quarter ended September 30, 2007.  The Company had an outstanding accounts receivable balance of $1,015,000 at December 31, 2007 related to this customer.  No other customer represented more than 10% of revenue for the three or six months ended December 31, 2007 or 2006.

11.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS No. 160 on its results of operations and financial condition.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the pending adoption of EITF 07-3 on its results of operations and financial condition.

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

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of December 31, 2007, and the related condensed consolidated statements of operations and comprehensive income, and cash flows for the three and six month periods ended December 31, 2007 and 2006.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

January 30, 2008

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in Mediware’s Form 10-K for the year ended June 30, 2007 and in subsequent Quarterly Reports on Form 10-Q, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

Overview

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas.  The Company maintains an Internet website at www.mediware.com, at which reports filed with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Securities Exchange Act”), can be obtained under “Investor Relations” without charge as soon as reasonably practicable after filed or furnished with the SEC.

Mediware develops, markets, licenses, implements and supports clinical management information solutions.  The Company's solutions are primarily designed to create an automated “closed loop” clinical system for the management of medication and blood in hospitals, blood and plasma centers, and long-term care and behavioral health facilities.  The Company’s solutions typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware.  Mediware sells implementation, training, and annual software support services with software systems.  The Company also maintains a perioperative management software product used by hospitals in the United States.   Mediware provides annual software support services to its perioperative software customers, but on July 20, 2007, Mediware announced that it stopped actively marketing its perioperative management products and does not expect to market these products in fiscal year 2008.

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

Market Positioning

Mediware’s products have been designed to address significant clinical issues in the healthcare industry.   Traditional healthcare environments include collections of disparate information systems and manual processes used by clinicians throughout the care process.  The result is reduced efficiency and increased safety risks due to the potential for human error and delayed access to patient information and records as patients progress through the continuum of care. When dealing with blood or medications, errors and delays can often result in tragic consequences.   The Company’s products address these clinical issues with “suites” of applications that provide clinicians one data environment for the information relating to the prescribing, preparation, and administration of drug and/or blood therapies.  The Company’s two primary product lines, Blood Management and Medication Management solutions, manage each step of the therapeutic process, including: ordering, fulfillment, administration, and documentation.  Mediware’s products provide care providers a “closed loop” process for blood and medication therapies.  The Company believes this closed loop process differentiates it from the industry’s catalog and “best of breed” vendors.  The process-centric integrated data environments provided by Mediware’s blood and medication management solutions seamlessly extend the discipline and controls of the pharmacy and blood bank to patient units, operating room suites, donation centers, and other venues where adverse events occur.

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

In October 2007, the Company acquired substantially all the assets of Integrated Marketing Solutions, LLC, a Maryland limited liability company (“IMS”), which provides software products and services targeting blood and plasma donation centers in North America and Europe.

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

Blood Management Products

The Company supplies information and management software systems to blood and plasma donor and transfusion centers.  Hospitals and blood and plasma centers face pressures to manage blood and plasma inventory and improve the safety of the blood and plasma supply by reducing errors, improving screening and increasing throughput and cost efficiencies.  These pressures exist despite pressures across the healthcare industry to reduce costs and to address ongoing personnel shortages.  Mediware's user-friendly blood management software systems are intended to help hospitals and blood and plasma centers address these issues.  The software is designed to reduce costs through automatic report production, decreased paperwork, and automated billing.  The Company's products are also designed to improve blood supply safety and the productivity of blood and plasma center personnel through the use of user-defined truth tables and automatic linking to donors' historical records, among other features.  Donor recruitment programs may also be enhanced though Mediware’s donor software by making tele-recruiters more productive.

Index

The Company’s current blood transfusion product is  HCLLTM.  During fiscal 2005, the Company received 510(k) clearance for its complementary HCLL donor software product for use in hospital-based donor centers.  HCLL Transfusion and HCLL Donor are clinical applications that address blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area identified as a key to controlling the rising cost of blood products.  The HCLL software is already in productive use at nearly 100 sites.

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

The Company is also looking to new products and markets to continue its growth.  In early fiscal year 2008, the Company announced its new BloodSafe™ suite of products.  The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s physical blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL system or operate on a stand-alone basis.  Additionally, the Company believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  The Company expects the biologics markets to become subject to regulatory scrutiny.  As a result, the Company is developing software products that address the management of non-blood biologics, and is planning a product launch in the coming months.

Following its October 2007 acquisition of substantially all the assets of IMS, the Company began to provide software products and services targeting blood and plasma donation centers in North America and Europe.  This software addresses the competitive nature of the blood supply market by enabling blood and plasma collection facilities with web-based tools to better manage relationships with donors, staffing and hospitals.  These products, which will be re-branded as part of the Mediware product line, facilitate blood and plasma donor centers’ donors recruitment and retention, improve blood drives, and enable hospitals with electronic tools to order, ship and track products.

In addition to its sale of software, the Company generates revenue from professional services and post-contract support.  These ongoing service and support contracts have recently accounted for over 75% of revenue from blood management operations and are recurring in nature.

The blood management products are marketed primarily through the Company’s direct sales force.  Additionally, the Company is working to develop complementary reseller relationships for products.

The blood management products compete primarily with vendors of laboratory information systems (“LIS”) providing a blood bank subsystem as a part of their laboratory product, as well as other companies that market stand-alone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company.  The Company believes, however, that due to the functionality of the HCLL software, the Company is well-positioned in the blood bank system market and that it has a good reputation with its customers, including many of the most sophisticated healthcare systems in the United States.

Index

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

In fiscal 2004, the Company released two new medication management products, MediCOETM and MediMAR®.  These products are fully integrated with the WORx software and provide a complete closed loop drug therapy management system with a physician order entry module (MediCOE) and nurse point of care administration and bedside documentation module (MediMAR).  The MediCOE software provides clinicians an efficient, effective method to enter medication orders and manage drug therapy.  Orders entered in the MediCOE software undergo a prospective evaluation based on the patient’s current medical profile to identify potential adverse outcomes.  Potential problems can be identified by the clinician at order entry and can be corrected or explained at the point of care.  The MediMAR software, on the other hand, serves as an electronic medication administration and bedside documentation record.  It produces a dynamic and complete representation of the patient’s medication profile, including clinician orders, medication list, allergies and notes or alerts to increase patient safety. The MediMAR software uses bar code, wireless, handheld, and other technologies to allow caregivers efficient and accurate methods to document patient medication administration.  The MediCOE and MediMAR products have been installed and are in productive use in three and six separate customer sites, respectively.

In March 2007, the Company introduced MediREC, a new medication management tool.  This new product assists in achieving compliance with a recent mandate by the Joint Commission on Accreditation of Healthcare Organizations, which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital.  That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged.

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

The Company is also planning to introduce a hosted version of our medication management products. This will allow for the medication management software to be remotely hosted for customers that have smaller IT departments or are not as well positioned to complete an implementation or full-roll out of the medication management system components. When completed, we believe this approach will provide a broader market for our products, including smaller acute care hospitals and behavioral health facilities.

Selling the Company’s full suite of medication management products (WORx, MediMAR, MediCOE and MediREC) is a complex process involving multiple hospital departments and, therefore, results in substantially longer sales cycles compared to stand-alone WORx sales.  This has resulted in less predictable contract closures and a need to recognize software license revenue over multiple quarters (in some cases).  The Company generates revenue from medication management software sales, professional services and post-contract support.  Support contracts currently account for approximately half of the revenue from medication management operations.  As the sales of MediCOE and MediMAR products increase, the Company expects that license fee revenue will increase and support revenue will make up a smaller portion of the Company’s revenue.

Index

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

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).   JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC includes an installed base of over 250 customer sites, representing over 90 National Health Service acute hospitals or trusts.  JAC’s product offering includes JAC’s Pharmacy Management System and Electronic Prescribing module.

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

Index

Results of Operations for the Three Months Ended December 31, 2007 as Compared to the Three Months Ended December 31, 2006

Total revenue for the second quarter of fiscal 2008 was $8,659,000 compared to $11,262,000 in the comparable quarter of fiscal 2007, a decrease of $2,603,000, or 23%. The decrease in revenue is largely due to a decline in blood management system sales. Blood management products and services (including IMS products and services) recorded total revenue of $4,553,000 in the second quarter of fiscal 2008, representing a decrease of $2,305,000, or 34%, compared to $6,858,000 in the same period of fiscal 2007. Medication management products and services (excluding the United Kingdom operations, JAC Computer Services, Ltd., “JAC”) recorded a decrease in total revenue of $380,000, or 13% from $2,932,000 in the second quarter of fiscal 2007 to $2,552,000 in the same period of fiscal 2008.  JAC recorded total revenues of $1,354,000 in the second quarter of fiscal 2008, representing an increase of $218,000, or 19%, compared to $1,136,000 in the same period of fiscal 2007.  Perioperative management products and services recorded revenues of $200,000 in the second quarter of fiscal 2008, representing a decrease of $136,000, or 40%, compared to $336,000 in the same quarter in fiscal 2007.

System sales, which include proprietary software, third party software, hardware revenue and subscription revenue, amounted to $2,032,000 for the quarter ended December 31, 2007, a decrease of $2,858,000, or 58%, from $4,890,000 in the same period in fiscal 2007.  System sales for the blood management products, including subscription revenue from the recently acquired IMS products, were $950,000 for the second quarter of fiscal 2008, a decrease of $2,633,000, or 73%, compared to $3,583,000 in the same quarter of fiscal 2007.  This decrease is consistent with Mediware’s expected lower system sales for blood management products in fiscal 2008 due to the completion of the Hemocare and LifeLine sunset program in June 2007.  System sales for the medication management products (excluding JAC) decreased from $910,000 in fiscal 2007 to $695,000 in fiscal 2008, representing a decrease of $215,000, or 24%.  This decrease reflects a decline in WORx and MediMAR sales, partially offset by an increase in MediREC sales.  The perioperative management products recorded no system sales in fiscal 2008 as compared to $27,000 in the second quarter of fiscal 2008 due to the previously announced cessation of marketing.  JAC recorded system sales of $387,000 for the second quarter of fiscal 2008, representing an increase of $17,000, or 5%, compared to $370,000 reported for the same period in fiscal 2007.  While the Company believes revenue at JAC will continue to increase, the ongoing delays and changes to the Connecting for Health Program in the United Kingdom could create uncertainty and could adversely impact JAC’s revenues.

Service revenue, which includes recurring post contract support revenues, implementation services and promotional services increased $255,000, or 4%, to $6,627,000 in the second quarter of fiscal 2008 compared to $6,372,000 for the same period in fiscal 2007.  Service revenue for the blood management products, including promotional revenue from the recently acquired IMS products, totaled $3,603,000 for the second quarter of fiscal 2008, representing an increase of $328,000, or 10%, compared to $3,275,000 in the second quarter of fiscal 2007.  This increase primarily reflects an increase in implementation activity for the HCLL software systems, which were licensed as part of the sunset program.  Mediware anticipates that service revenue will continue to increase throughout fiscal 2008 as the Company expands implementation activity on HCLL projects.  Service revenue for the medication management products (excluding JAC) decreased $165,000, or 8%, to $1,857,000 in the second quarter of fiscal 2008 compared to $2,022,000 for the same quarter of fiscal 2007.  This decrease is a result of fewer ongoing implementations in 2008 as compared to the same period in fiscal 2007.  Service revenue for perioperative management products decreased $109,000, or 35%, to $200,000 in the second quarter of fiscal 2008 compared to $309,000 in the same quarter of fiscal 2007.  This decrease is primarily a result of fewer implementation projects in the first quarter of fiscal 2008 as compared to the same period in fiscal 2007.  Mediware expects service revenue for perioperative management products to continue to decline in the future due to the previously announced cessation of marketing for this business.  However, the Company continues to provide support service to its existing perioperative management products and will consider other strategic alternatives for this product line.  Service revenue for JAC increased $201,000, or 26%, to $967,000 in the second quarter of fiscal 2008 compared to $766,000 in the second quarter of fiscal 2007.  This increase is a result of an increase in the overall size of the customer base resulting in increased support revenue, coupled with an increase in the number of ongoing implementation projects compared to the same quarter in fiscal 2007.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems decreased $87,000, or 11%, to $685,000 in the second quarter of fiscal 2008 as compared to $772,000 in the same period in fiscal 2007 due to the increase in system sales.  The gross margin, excluding amortization of capitalized software costs, on system sales was 66% in the second quarter of fiscal 2008 compared to 84% in the same quarter in fiscal 2007.  The decrease in gross margin is primarily due to the decline in high margin proprietary system sales during the second quarter of fiscal 2008 compared to the same period in fiscal 2007.

Index

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $346,000, or 18%, to $2,298,000 in the second quarter of fiscal 2008 as compared to $1,952,000 in the same period of fiscal 2007.  The increase in cost of services is primarily attributed to increases in customer service personnel to facilitate the implementation of new HCLL projects.  Gross margin on service revenue is 65% for the second quarter of fiscal 2008 compared to 69% for the second quarter of fiscal 2007.  The Company believes, but cannot assure, that cost of services as a percentage of service revenue in fiscal 2008 will remain consistent with its rate in fiscal 2007, as the Company continues to implement the HCLL software.

Amortization of capitalized software increased $69,000, or 5%, to $1,431,000 in the second quarter of fiscal 2008 compared to $1,362,000 in the second quarter of fiscal 2007.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of the HCLL and MediMAR products.  Mediware expects amortization to continue to increase during fiscal 2008 as new software releases occur.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs increased $22,000, or 2%, to $963,000 in the second quarter of fiscal 2008 compared to $941,000 in the second quarter of fiscal 2007. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $1,721,000 in the second quarter of fiscal 2008 compared to $2,043,000 in the second quarter of fiscal 2007, resulting in a decrease of $322,000, or 16%.  This decrease is primarily a result of the operational restructuring announced in July 2007, along with slower than expected recruiting of developers.  The Company expects to modestly increase the investment in product development in its blood management and medication management products in the near term.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses decreased $984,000, or 19%, from $5,076,000 in the second quarter of fiscal 2007 to $4,092,000 in the second quarter of fiscal 2008.  This decrease is primarily due to lower sales commissions, bad debt expense, management bonuses and to cost savings associated with the operational restructuring during the first quarter of fiscal 2008.  This decrease was partially offset by increased employee medical insurance costs and legal expenses.

Income tax expense decreased $779,000, from an income tax expense of $548,000 in the second quarter of fiscal 2007 to an income tax benefit of $231,000 in the same period of fiscal 2008, primarily related to the reduction in operating income.  In conjunction with this decrease, the effective tax rate increased from 37.7% for the three months ending December 31, 2006 to 40.7% in the same period of fiscal 2008.

Mediware experienced a net loss for the second quarter of fiscal 2008 of $337,000, compared to net income of $905,000 during the second quarter of fiscal 2007.  This decrease is primarily attributable to a decrease in system sales, partially offset by an increase in service revenue and a decrease in expenses due to the 2008 organizational restructuring.

Index

Results of Operations for the Six Months Ended December 31, 2007 as Compared to the Six Months Ended December 31, 2006

Total revenue for the six-month period ended December 31, 2007 was $19,403,000 compared to $19,737,000 in the comparable period of fiscal 2007, a decrease of $334,000, or 2%.  The decrease in revenue is largely due to a decline in blood management system sales, partially offset by increases in medication management system sales and increases in blood management service revenue.  Blood management products and services recorded total revenue of $9,228,000 during the six-month period of fiscal 2008, representing a decrease of $2,476,000, or 21%, compared to $11,704,000 in the same period of fiscal 2007.  Medication management products and services (excluding the United Kingdom operations, JAC Computer Services, Ltd., “JAC”) recorded an increase in total revenue of $1,867,000, or 34% from $5,443,000 in the first six months of fiscal 2007 to $7,310,000 in the same period of fiscal 2008.  JAC recorded total revenues of $2,456,000 during fiscal 2008, representing an increase of $519,000, or 27%, compared to $1,937,000 in the same period of fiscal 2007.  Perioperative management products and services recorded revenues of $409,000 in the first six months of fiscal 2008, representing a decrease of $244,000, or 37%, compared to $653,000 in the same period in fiscal 2007.

System sales amounted to $6,222,000 for the six months ended December 31, 2007, a decrease of $991,000, or 14%, from $7,213,000 in the same period in fiscal 2007.  System sales for the blood management products were $2,104,000 for the first six months of fiscal 2008, a decrease of $3,190,000, or 60%, compared to $5,294,000 in the same period of fiscal 2007.  This decrease is consistent with Mediware’s expected lower system sales for blood management products in fiscal 2008 due to the completion of the Hemocare and LifeLine sunset program in June 2007.  System sales for the medication management products (excluding JAC) increased from $1,417,000 in fiscal 2007 to $3,499,000 in fiscal 2008, representing an increase of $2,082,000, or 147%.  This increase reflects an increase in MediMAR revenue due to the signing of a significant MediMAR contract during the first quarter of fiscal 2008 and, to a lesser extent, and increase in MediREC revenue.  The perioperative management products incurred $6,000 revenue in fiscal 2008 as compared to $58,000 in the same period of fiscal 2008 due to the previously announced cessation of marketing of the perioperative management products.   JAC recorded system sales of $613,000 for the first six-month period of fiscal 2008, representing an increase of $169,000, or 38%, compared to $444,000 reported for the same period in fiscal 2007.  While the Company believes revenue at JAC will continue to increase, the ongoing delays and changes to the Connecting for Health Program in the United Kingdom could adversely impact JAC’s revenues.

Service revenue increased $657,000, or 5%, to $13,181,000 in the first six months of fiscal 2008 compared to $12,524,000 for the same period in fiscal 2007.  Service revenue for the blood management products totaled $7,124,000 for the first six-month period of fiscal 2008, representing an increase of $714,000, or 11%, compared to $6,410,000 in the same period of fiscal 2007.  This increase primarily reflects an increase in implementation activity for the HCLL software systems, which were licensed as part of the sunset program.  Service revenue for the medication management products (excluding JAC) decreased $215,000, or 5%, to $3,811,000 in fiscal 2008 compared to $4,026,000 for the same period of fiscal 2007.  This decrease is a result of fewer ongoing implementations in 2008 as compared to the same period in fiscal 2007.  Service revenue for perioperative management products decreased $192,000, or 32%, to $403,000 in the first six months of fiscal 2008 compared to $595,000 in the same period of fiscal 2007.  This decrease is primarily a result of fewer implementation projects in the first quarter of fiscal 2008 as compared to the same period in fiscal 2007.  Service revenue for JAC increased $350,000, or 23%, to $1,843,000 in the six-month period of fiscal 2008 compared to $1,493,000 in the same period of fiscal 2007.  This increase is a result of an increase in the overall size of the customer base resulting in increased support revenue, coupled with an increase in the number of ongoing implementation projects compared to the same period in fiscal 2007.

Index

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $43,000, or 3%, to $1,374,000 during the first six months of fiscal 2008 as compared to $1,331,000 in the same period in fiscal 2007.  The gross margin, excluding amortization of capitalized software costs, on system sales was 78% in the six-month period of fiscal 2008 compared to 82% in the same period in fiscal 2007.   The decrease in gross margin is primarily due to the decline in high margin proprietary system sales during the first six months of fiscal 2008 compared to the same period is fiscal 2007.

Cost of services increased $594,000, or 15%, to $4,514,000 during the first six months of fiscal 2008 as compared to $3,920,000 in the same period of fiscal 2007.  The increase in cost of services is primarily attributed to increases in customer service personnel to facilitate the implementation of new HCLL projects.  Gross margin on service revenue is 66% for the six months of fiscal 2008 compared to 69% for the same period last year.  The Company believes, but cannot assure, that cost of services as a percentage of service revenue in fiscal 2008 will remain consistent with its rate in fiscal 2008, as the Company continues to implement the HCLL software.

Amortization of capitalized software increased $243,000, or 9%, to $2,871,000 in the first six months of fiscal 2008 compared to $2,628,000 in fiscal 2007.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of the HCLL and MediMAR products.

Software development costs decreased $38,000, or 2%, to $1,946,000 in fiscal 2008 compared to $1,984,000 in the same period of fiscal 2007. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $3,632,000 in the first six-month period of fiscal 2008 compared to $3,969,000 in the same period 2007, a decrease of $337,000, or 9%.  This decrease is primarily a result of the operational restructuring announced in July 2007, along with longer than expected hiring times.  The Company expects to modestly increase the investment in product development in the blood management and medication management products in the near term.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.   SG&A expenses decreased $3,000, from $8,679,000 in the first six months of fiscal 2007 to $8,676,000 in the same period of fiscal 2008.  The decrease in SG&A expenses is primarily attributable to decreases in sales commission, bonuses, bad debt expense and marketing, partially offset by increases in stock-based compensation, employee medical insurance costs and legal expense.  Mediware is beginning  to realize the cost savings anticipated from its operational restructuring announced during the first quarter of fiscal 2008.

Income tax expense decreased $256,000, from $657,000 during the first six months of fiscal 2007 to $401,000 in the same period of fiscal 2008, due to the reduction in operating income.  In conjunction with this decrease, the effective tax rate increased from 38.1% for the six months ending December 31, 2006 to 76.1% in the same period of fiscal 2008.  The increase in the effective tax rate is primarily attributable to a $225,000 non-cash write-off of certain deferred tax assets relating to fully vested non-qualified stock options that were forfeited as a result of the departure of certain employees during the first quarter of fiscal 2008.

Net income during the first six months of fiscal 2008 was $126,000, compared to net income of $1,069,000 during the same period of fiscal 2007, resulting in a decrease of net income of $943,000 or 88%.  This decrease is primarily attributable to a decrease in system sales, partially offset by an increase in service revenue and a decrease in expenses due to the 2008 organizational restructuring.

Index

Liquidity and Capital Resources

As of December 31, 2007, Mediware had cash and cash equivalents of $20,949,000 compared to $22,789,000 at June 30, 2007.  Working capital was $20,706,000 and $24,334,000 at December 31, 2007 and June 30, 2007, respectively.  The current ratio was 2.8 to 1 at December 31, 2007 compared to 3.0 to 1 at June 30, 2007.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $5,995,000 during the first six months of fiscal year 2008 compared to $3,873,000 during the same period a year ago.  The increase in cash provided by operating activities is primarily due to a reduction in accounts receivable, partially offset by a decrease in net income and a decrease in accounts payable, accrued expenses and advances from customers.

Cash used in investing activities was $7,825,000 during the first six months of fiscal year 2008 compared to $2,181,000 during the same period a year ago.  The increase in cash used in investing activities is primarily due to the IMS acquisition in October 2007 of $5,501,000.  Also contributing to the increase was an increase in capital expenditures.  These increases were partially offset by a decrease in capitalized software costs for the period.

Cash used in financing activities was $4,000 during the first six months of fiscal year 2008 compared to cash provided by financing activities of $258,000 during the same period a year ago.  The change primarily reflects a reduction in the amount of proceeds received from stock option exercises during fiscal 2008 compared to fiscal 2007.

The Company’s liquidity is influenced by its ability to perform on a “Best of Suite” basis in a competitive industry.  Factors that may affect liquidity are the Company’s ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented.  Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company’s existing line of products, the Company believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future.  The Company continues to review its long-term cash needs.  Currently, there are no plans for additional outside financing, except that Mediware is considering establishing a new line of credit.

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

	Balance at December 31, 2007 ($ in 000)	Effective Interest Rate at December 31, 2007	Effect of 1% Change ($ in 000)
Cash Equivalents	$20,949	4.94%	$209

At December 31, 2007, a 1% decrease in the current per annum interest rate for our cash equivalents each would result in $209,000 less interest income during the next fiscal year.  The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of December 31, 2007.  The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of the net assets of JAC reported in United States dollars.

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 12.7% and 9.8% of Mediware’s consolidated revenue for the six months ended December 31, 2007 and 2006, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Assets and liabilities for JAC are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity. Our revenue results for the three months ended December 31, 2007 and 2006 were negatively impacted by a $41,000 and $11,000 foreign currency movement, respectively, and for the six month periods, negatively impacted by $6,000 in 2008 and positively impacted by $28,000 in 2007.  These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

Index

ITEM 4.       CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of December 31, 2007.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Index

Item 1A.  RISK FACTORS

We have recently consummated a strategic acquisition and may pursue additional strategic acquisitions, investments, and relationships in the future, and we may not be able to successfully manage our operations if we fail to successfully integrate acquired businesses and technologies, which could adversely affect our operating results.

As part of our business strategy, we may seek and complete strategic business acquisitions that that are complementary to our business. On October 31, 2007, we acquired substantially all of the business and assets and assumed certain liabilities of IMS, a company that provides software products and services targeting blood and plasma donation centers in North America and Europe. Acquisitions, such as our acquisition of the business of IMS, have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

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

In the case of IMS, we have acquired a business with offices in cities where we previously had no offices and with products that rely upon technology which is different than and may not be compatible with the technology of our other products. If we fail to successfully integrate IMS or other acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our annual stockholders’ meeting on December 6, 2007.

(b)
At our annual shareholders’ meeting we voted on (1) a proposal to elect Lawrence Auriana, Roger Clark and Robert F. Sanville for three-year terms as Class I directors;  (2) a proposal to elect T. Kelly Mann for a one-year term as a Class II director;  and (3) a proposal to elect The Honorable Richard Greco for a two-year term as a Class III director.  Joseph Delario, Ira S. Nordlicht and John Gorman, M.D. continued as directors after the meeting.

(c)
We voted on two proposals at the annual shareholders’ meeting: the election of directors and the ratification of Eisner LLP, as independent registered public accounting firm for the Company for the year ending June 30, 2008.

(1) Election of Directors
	For	Withhold	Abstain
Lawrence Auriana	4,260,782	2,118,045	-
Roger Clark	6,163,363	215,464	-
Robert F. Sanville	6,162,246	216,581	-
T. Kelly Mann	5,967,818	411,009	-
The Honorable Richard Greco	5,353,556	1,025,271	-

(2)	Proposal to ratify selection of Eisner LLP as independent registered public accounting firm for the Company for the year ending June 30, 2008.

	For	Against	Abstain
Eisner LLP	6,346,816	350	31,661

Index

ITEM 6.      EXHIBITS

Exhibit 3.1	By-laws, restated as of December 6, 2007

Exhibit 10.1
Asset Purchase Agreement, dated October 16, 2007, by and among Mediware Information Systems, Inc., Integrated Marketing Solutions, LLC, T.J.C. Investments, Inc., S.M.C., Inc., Todd Collins and Scott Ceccorulli (incorporated by reference to Current Report on Form 8-K filed October 22, 2007)

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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

February 5, 2008	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

February 5, 2008	/s/ MARK B. WILLIAMS
Date	MARK B. WILLIAMS
CHIEF FINANCIAL OFFICER