Form 10-Q
period 2008-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2008-05-06
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes        ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes      ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2008, there were 7,609,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

Index

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	March 31,	June 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$20,766	$22,789
Accounts receivable (net of allowance of $850 and $1,079)	9,447	11,481
Inventories	97	196
Deferred income taxes	815	957
Prepaid expenses and other current assets	942	843
Total current assets	32,067	36,266

Fixed assets, net	1,929	1,210
Capitalized software costs, net	16,238	18,005
Goodwill, net	7,067	3,739
Other intangible assets, net	1,453	-
Other long-term assets	35	100
Total Assets	$58,789	$59,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,296	$1,171
Current portion of note payable	-	4
Advances from customers	8,921	7,246
Accrued expenses and other current liabilities	3,571	3,511
Total current liabilities	13,788	11,932

Deferred income taxes	5,413	5,357
Total liabilities	19,201	17,289

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; 8,158,000 and 8,151,000 shares issued as of March 31, 2008 and June 30, 2007, respectively	816	815
Additional paid-in capital	31,129	30,690
Treasury stock, 549,000 shares at March 31, 2008	(3,318)	-
Retained earnings	10,855	10,413
Accumulated other comprehensive income	106	113
Total stockholders' equity	39,588	42,031
Total Liabilities and Stockholders' Equity	$58,789	$59,320

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	(Unaudited) Three months ended March 31,		(Unaudited) Nine Months ended March 31,
	2008	2007	2008	2007
Revenue
System sales	$2,659	$4,887	$8,881	$12,100
Services	7,180	6,170	20,361	18,694

Total revenue	9,839	11,057	29,242	30,794

Cost and Expenses
Cost of systems (1)	835	802	2,209	2,133
Cost of services	2,364	2,198	6,878	6,118
Amortization of capitalized software costs	1,441	1,354	4,312	3,982
Software development costs	1,035	999	2,981	2,983
Selling general and administrative	3,852	4,729	12,528	13,408

Total costs and expenses	9,527	10,082	28,908	28,624

Operating income	312	975	334	2,170

Interest and other income	195	250	734	735
Interest and other (expense)	(7)	6	(41)	52

Income before income taxes	500	1,231	1,027	2,957
Income tax expense	(184)	(400)	(585)	(1,057)

Net income	316	831	442	1,900

Other comprehensive income
Foreign currency translation adjustment	(1)	64	(7)	92

Comprehensive income	$315	$895	$435	$1,992

Net income per Common Share
Basic	$0.04	$0.10	$0.05	$0.23
Diluted	$0.04	$0.10	$0.05	$0.23

Weighted Average Common Shares Outstanding
Basic	7,918	8,122	8,076	8,110
Diluted	8,273	8,440	8,411	8,391

(1) Excludes amortization of capitalized software costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Nine Months Ended
	March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$442	$1,900
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	4,900	4,435
Loss on write-off of fixed assets	11	-
Stock based compensation expense	493	200
Deferred tax provision	372	926
Excess tax benefit from exercise of stock options	-	(35)
Provision for doubtful accounts	31	327
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	2,504	(4,667)
Inventories	99	35
Prepaid expenses and other assets	(27)	(210)
Accounts payable, accrued expenses and advances from customers	1,722	2,364
Net cash provided by operating activities	10,547	5,275

Cash Flows From Investing Activities
Acquisition of fixed assets	(1,171)	(446)
Capitalized software costs	(2,546)	(3,040)
Acquisition of business	(5,524)	-
Net cash used in investing activities	(9,241)	(3,486)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	-	439
Excess tax benefit from exercise of stock options	-	35
Repurchase of common stock	(3,318)	-
Principal payments on note payable	(4)	(18)
Net cash provided by (used in) financing activities	(3,322)	456

Foreign currency translation adjustments	(7)	92

Net (decrease) increase in cash and cash equivalents	(2,023)	2,337
Cash at beginning of period	22,789	18,996
Cash at end of period	$20,766	$21,333

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on notes payable	$-	$1
Income taxes paid (received)	$154	$(49)

Index

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Mediware Information Systems, Inc. (“Mediware” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Mediware's audited financial statements for the fiscal year ended June 30, 2007, included in Mediware's Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three and nine months ended March 31, 2008 and 2007, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.     TREASURY STOCK

In February 2008, the Board of Directors of the Company approved a share repurchase program, authorizing Mediware to repurchase up to $4.0 million of its Common Stock, at times and prices as the President and Chief Executive Officer or the Chief Financial Officer of the Company shall determine to be appropriate.  The program has no expiration date, and Mediware has no obligation to purchase shares under the program.  Pursuant to the program, Mediware repurchased 549,000 shares at a cost of $3,318,000 during the quarter ended March 31, 2008.

Shares of Common Stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the accompanying consolidated balance sheets. When shares are reissued, the Company uses the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional paid-in capital.

4.     ACQUISITIONS

On October 31, 2007, Mediware acquired substantially all of the assets of Integrated Marketing Solutions, LLC, a Maryland limited liability company (“IMS”).  IMS was a leading provider of software products and services to blood and plasma donation centers.  IMS serviced the blood donor center industry by providing integrated software, programs and services which supported donor recruitment, call centers, customer service, hospital services, sales and prospecting.   Following the acquisition, the Company began to provide software products and services targeting blood and plasma donation centers in North America and Europe.  This software addresses the competitive nature of the blood supply market by enabling blood and plasma collection facilities with web-based tools to better manage relationships with donors, staffing and hospitals.  These products facilitate blood and plasma donor centers’ donor recruitment and retention, improve blood drives, and enable hospitals with electronic tools to order, ship and track products.

Index

The acquired IMS assets generate revenue through subscription sales of web-based applications and by providing professional and promotional services to its customers.  Subscription revenues are recognized evenly over the subscription period.  Service revenues are recognized as the service is rendered.  Promotional revenues are recognized as the promotional goods and services are rendered.

The purchase price paid for the assets of IMS consists of an initial purchase price of $5,458,000 paid in cash at the closing, plus contingent consideration up to $575,000 based upon the achievement of certain revenue milestones.  The purchase price is also subject to a working capital adjustment.  The Company incurred $66,000 of legal and accounting fees related to this transaction which have been included in the purchase price.  The Company expects to finalize the purchase price, including all contingent consideration, by October 2008.  The results of the IMS acquisition are included in the accompanying condensed consolidated financial statements from the date of acquisition.

The Company has accounted for the acquisition of IMS as the purchase of a business under U.S. Generally Accepted Accounting Principles.  The assets and liabilities of IMS were recorded as of the acquisition date, at their respective fair values.  The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed.  The preparation of the valuation required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be reasonable.  However, actual results may differ from these estimates.

The following summarizes the preliminary purchase price allocation:

Purchase Price Allocation
Accounts receivable	$501,000
Fixed assets	35,000
Intangible assets subject to amortization	1,564,000
Goodwill	3,502,000
Other long-term assets	7,000
Accounts payable	(50,000)
Customer advances	(35,000)
Total Purchase Price	$5,524,000

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories and goodwill as follows:

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$473,000	5.0 years	25.9%
Customer relationships	1,056,000	7.0 years	25.9%
Non-compete agreements	35,000	1.5 years	24.0%
	$1,564,000	6.3 years

Goodwill	$3,502,000

The Company believes that the estimated tangible assets represent fair value at the date of acquisition.  The fair value of an asset is defined as the amount for which an asset or liability could be bought or sold in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.

Index

The Company valued the purchased technology using the relief from royalty method, which is considered an income approach.  The underlying principal of the relief from royalty method is that the value of purchased technology can be estimated by determining the cost savings the company achieves by not having to license the software and pay royalties.  This method requires the use of certain estimates, including forecasted sales, royalty rates and discount rates.  Based on this methodology the Company assigned the value of purchased technology at $473,000.  The Company is amortizing this amount over its estimated useful life of 5 years.

The Company valued the customer relationships using the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $1,056,000.  The Company is amortizing this amount over its estimated useful life of 7 years.

The Company valued the non-compete agreements using an income approach.  This methodology determines the impact on discounted net cash flow should the restricted parties decide to compete directly against the Company.  This method requires the use of certain estimates, including projected cash flows, discount rates and probability factors related to the likelihood of future competition.  Based on this methodology the Company assigned the value of non-compete agreements at $35,000.  The Company is amortizing this amount over its estimated useful life of 1.5 years.

Goodwill is expected to be deductible for tax purposes.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the nine months ended March 31, 2008 is as follows (in thousands):

Carrying amount as of June 30, 2007	$3,739,000
Increase from acquisition of business	3,502,000
Tax benefit of amortization	(174,000)
Carrying amount as of March 31, 2008	$7,067,000

Other Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Purchased technology	$473,000	$(39,000)	$434,000	5.0
Customer relationships	1,056,000	(63,000)	993,000	7.0
Non-compete agreements	35,000	(9,000)	26,000	1.5
	$1,564,000	$(111,000)	$1,453,000

Index

Amortization expense for other intangible assets amounted to $67,000 and $111,000 for the three and nine months ended March 31, 2008, respectively.  The following represents the expected amortization in future periods:

Fiscal Year	Expected Amortization
2008	$68,000
2009	270,000
2010	249,000
2011	249,000
2012	249,000
Thereafter	368,000
$1,453,000

6.     STOCK BASED COMPENSATION

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted Common Stock.  Options may be granted for a period of up to ten years.  Restricted Common Stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of Common Stock can only be granted as option awards.  As of March 31, 2008, there were 1,052,000 shares available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of March 31, 2008 no options were available to be issued under this Plan.

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

The Company accounts for stock-based compensation in accordance with SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation.  The aggregate noncash stock based compensation expense totaled $189,000 and $53,000 for the three months ended March 31, 2008 and 2007, respectively, and $440,000 and $200,000 for the nine months ended March 31, 2008 and 2007, respectively.

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Risk-free interest rates	2.7% - 2.8%	No Options	2.7% - 4.8%	4.5% - 4.6%
Expected option life in years	2 - 3	Granted	1 – 5	2 - 3
Expected stock price volatility	35% - 41%		34% - 41%	36% - 37%
Expected dividend yield	-		-	-

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company uses historical data to estimate option exercise and employee and director termination within the valuation model; separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options granted are expected to be outstanding; the range given above results from groups of employees and directors exhibiting different behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company has not paid any dividends in the past and does not expect to pay any in the near future.

Index

The following table sets forth summarized information concerning the Company's stock options as of March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	1,022,000	$8.97

Granted	227,000	$6.90
Exercised	-	-
Forfeited or expired	(202,000)	$9.03

Outstanding at March 31, 2008	1,047,000	$8.50	4.0	$333,000

Expected to vest at March 31, 2008	1,047,000	$8.50	4.0	$333,000

Options exercisable at March 31, 2008	832,000	$8.93	3.1	$333,000

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from options exercised under all stock-based payment arrangements for the nine months ended March 31, 2007 was $439,000.  The excess tax benefit realized for the tax deductions related to option exercises of the share-based payment arrangements totaled $35,000 for the nine months ended March 31, 2007.  The aggregate intrinsic value of options exercised during the nine months ended March 31, 2007 was $93,000.  There were no options exercised during the nine months ended March 31, 2008.  Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the nine months ended March 31, 2008 and 2007 was $2.15 and $2.30 per option, respectively.  The Company recorded $58,000 and $53,000 of compensation expense for stock option plans for the three months ended March 31, 2008 and 2007, respectively, and $127,000 and $200,000 for the nine months ended March 31, 2008 and 2007, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows:

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2008	$65,000
2009	166,000
2010	85,000
2011	37,000
2012	9,000
Total estimated future stock-based compensation expense	$362,000

Index

A summary of the status of the Company’s nonvested options as of March 31, 2008, and changes during the nine months ended March 31, 2008, is presented below:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2007	-	$-
Granted	227,000	2.15
Canceled or expired	-	-
Vested	(12,000)	0.40
Nonvested at March 31, 2008	215,000	$2.25

As of March 31, 2008, there was $362,000 of total unrecognized compensation cost related to nonvested options granted under existing stock option plans.  The total fair value of stock options vested during the nine months ended March 31, 2008 was $5,000.

The following table presents information relating to stock options at March 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	163,000	$3.61	1.5	163,000	$3.61
$4.50 - $ 7.49	280,000	$6.84	5.9	65,000	$6.74
$7.50 - $ 8.99	134,000	$8.11	2.4	134,000	$8.11
$9.00 - $ 10.49	203,000	$10.14	4.4	203,000	$10.14
$10.50 - $11.99	95,000	$10.89	2.2	95,000	$10.89
$12.00 - $13.49	117,000	$12.45	5.2	117,000	$12.45
$13.50 - $14.99	45,000	$13.74	5.9	45,000	$13.74
$15.00+	10,000	$15.00	0.6	10,000	$15.00
	1,047,000			832,000

Restricted Common Stock Awards

During fiscal 2006, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 200,000 restricted shares of Common Stock (the “Performance Shares”).  The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share.  The Company has not recorded any compensation expense related to the Performance Shares because it is not probable the performance goals will be met.  The Company will continue to assess whether or not the achievement of any performance goals are probable at each reporting period, and will begin recognizing the related expense if and when the performance conditions become probable.  During the nine months ended March 31, 2008, 125,000 of these Performance Shares were canceled due to the resignation of certain key employees.  The Performance Shares may result in compensation expense in future periods of up to $699,000, representing the fair value on the date of the grant.

Index

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 30,000 restricted shares of Common Stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  For the three months and nine months ended March 31, 2008, the Company recorded $16,000 and $79,000 respectively, of compensation expense related to the Time-Based Shares, including a benefit of $18,000 related to the forfeiture of 5,000 unvested Time-Based Shares during the second quarter of fiscal 2008.  The Time-Based Shares will result in compensation expense in future periods of up to $53,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

In July 2007, each member of the Company’s Board of Directors was granted $10,000 of restricted Common Stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors during fiscal 2008.  The number of shares granted was determined based upon the fair market value of the company’s stock on January 1, 2008.  As a result, a total of 10,000 Director Shares were granted to the directors.  These shares vest on June 30, 2008 based upon the director’s continued service on the Company’s Board of Directors.  For the three and nine months ended March 31, 2008, the Company recorded $18,000 and $53,000 respectively, of compensation expense related to these shares.  These shares will result in compensation expense in future periods of up to $17,000, representing the fair value of the shares less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of Common Stock (the “Enhanced Performance Shares”).  The Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the three months ended and nine months ended March 31, 2008, the Company recorded $115,000 and $234,000 respectively, of compensation expense related to the Enhanced Performance Shares.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The Enhanced Performance Shares may result in compensation expense in future periods of up to $1,223,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $305,000 of unrecognized time-based compensation expense related to the continued employment of the key employees.

Estimated future stock-based compensation expense to be charged to operations is as follows:

Fiscal Years Ending June 30,	Time-Based Shares	Director Shares	Enhanced Performance Shares (Time-Based Portion)	Total
2008	$13,000	$17,000	$78,000	$108,000
2009	31,000	-	154,000	185,000
2010	8,000	-	67,000	75,000
2011	1,000	-	6,000	7,000
Total estimated future stock-based compensation expense	$53,000	$17,000	$305,000	$375,000

Index

A summary of the status of the Company’s nonvested restricted Common Stock as of March 31, 2008, and changes during the nine months ended March 31, 2008, is presented below:

	Performance Shares	Weighted Average Grant Date Fair Value	Enhanced Performance Shares	Weighted Average Grant Date Fair Value	Time-Based Shares	Weighted Average Grant Date Fair Value	Director Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2007	200,000	$8.80	-	$-	22,000	$8.50	-	$-
Granted	-	$-	220,000	$6.62	5,000	$6.21	10,000	$6.65
Canceled or expired	(125,000)	$8.48	-	$-	(5,000)	$8.50	-	$-
Vested	-	$-	-	$-	(7,000)	$8.50	-	$-
Nonvested at March 31, 2008	75,000	$9.32	220,000	$6.62	15,000	$7.74	10,000	$6.65

The fair value of the nonvested shares is determined based on the average trading price of the Company’s shares on the grant date, except for the Director Shares which is determined based on the average trading price of the Company's shares on January 1 of each year, pursuant to the directors' compensation plan.

7.   INCOME TAXES

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2004.

During the nine months ended March 31, 2008, the Company reduced its deferred tax assets by approximately $225,000 in connection with fully vested non-qualified employee stock options which terminated as a result of the departure of certain employees.

Index

8. SEGMENT INFORMATION

The Company has three distinct product lines:  Medication Management systems, Blood Management systems and Perioperative Management systems.   Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these operating divisions into one reporting segment.  Revenue by product line is as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Medication Management Systems	$4,517	$4,350	$14,283	$11,728
Blood Management Systems	5,119	6,427	14,347	18,133
Perioperative Management Systems	203	280	612	933
Total	$9,839	$11,057	$29,242	$30,794

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue from Unaffiliated Customers:
United States	$8,174	$9,765	$25,121	$27,566
United Kingdom	1,665	1,292	4,121	3,228
Total	$9,839	$11,057	$29,242	$30,794

Net Income (Loss):
United States	$35	$609	$42	$1,651
United Kingdom	281	222	400	249
Total	$316	$831	$442	$1,900

	March 31,
	2008	2007
Identifiable Assets:
United States	$52,960	$55,506
United Kingdom	5,829	4,314
Total	$58,789	$59,820

9.     EXIT ACTIVITIES

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

Index

Costs to be incurred in connection with this exit activity comprise one-time benefits to employees who were involuntarily terminated, costs related to the early termination of certain contracts, and costs of consolidating facilities.  Management had not finalized or communicated the plan of termination associated with the restructuring as of June 30, 2007, therefore the Company did not incur an exit activity liability in its June 30, 2007 consolidated financial statements.  The following table provides a reconciliation of the beginning and ending balances of the exit activity liability:

	Employee Termination Benefits	Contract Termination Costs	Facilities Consolidation Costs	Total
Balance, June 30, 2007	$-	$-	$-	$-
Additional expense incurred	273,000	7,000	97,000	377,000
Amounts paid	(273,000)	(7,000)	(97,000)	(377,000)
Balance, March 31, 2008	$-	$-	$-	$-

The Company recorded all expenses related to exit activity costs as Selling, General and Administrative expenses in the accompanying financial statements for the nine months ended March 31, 2008.

The following table provides a reconciliation of beginning and ending balances of the exit activity liability by business units:

	Medication Management	Perioperative Management	Total
Balance, June 30, 2007	$-	$-	$-
Additional expense incurred	268,000	109,000	377,000
Amounts paid	(268,000)	(109,000)	(377,000)
Balance, March 31, 2008	$-	$-	$-

10.     CONTINGENCIES

On March 6, 2006, Triad Laboratory Alliance, LLC d/b/a Spectrum Laboratory Network (“Spectrum”) filed suit against Mediware in the General Court for Justice, Superior Court Division, County of Guilford, North Carolina. The case was subsequently removed from North Carolina state court to the United States District Court for the Middle District of North Carolina. Spectrum seeks an unspecified amount of damages (exceeding $300,000) due to, among other things, Mediware’s alleged misrepresentations and breaches of warranties under its license agreement and the alleged violation of the North Carolina unfair trade practices statute.  Mediware filed a counterclaim alleging, among other things, breach of contract and misappropriation by Spectrum of Mediware’s intellectual property.  In July 2007, the parties agreed to enter into binding arbitration.  The lawsuits have been stayed while the case is proceeding through the arbitration process.

On August 16, 2006, Mediware filed a lawsuit against Korchek Technologies, LLC (“Korchek”) in the United States District Court for the Eastern District of New York alleging breach of contract and tortous interference with Mediware's contractual relationships with certain customers.  On September 28, 2006, Korchek filed an answer to Mediware's lawsuit denying any wrongdoing and filed a counterclaim. The counterclaim seeks unspecified damages and alleges, among other things, that Mediware has improperly interfered with Korchek’s prospective business relationships; disparaged Korchek, its president and its products and improperly induced Korchek’s customers to breach their contractual relationship with Korchek.

In February 2007, the California Supreme Court denied the petition for a review filed by former Mediware employee Donnie L. Jackson, Jr. regarding the decision of the Third Appellate District in Sacramento, California to vacate the award of attorney’s fees previously obtained by Mr. Jackson and to remand the case to Superior Court of El Dorado County, California for further proceedings.  Mr. Jackson had previously successfully moved for summary judgment on claims by GlobalMed Technologies, Inc. (“Global Med”) that he misappropriated trade secrets and breached certain contractual covenants.  The trial court had awarded fees, costs and interest against Global Med based on Mr. Jackson’s employment contracts. In the event that Mr. Jackson ultimately prevails in this case, which was commenced on September 23, 2002 by Global Med, the Company would be eligible to be reimbursed for certain attorneys’ fees and costs plus interest advanced to Mr. Jackson by the Company in connection with Global Med’s claims.  If Mr. Jackson does not prevail, Mediware could be responsible under an agreement with Mr. Jackson for damages and certain fees and costs awarded to Global Med, which could be material.

Index

In addition to the foregoing, from time to time, Mediware becomes involved in routine litigation incidental to the conduct of its business, including employment disputes and litigation alleging product defects, intellectual property infringements, violations of law and breaches of contract and warranties.  Mediware believes that such routine litigation, if adversely determined, would not have a material adverse effect on its business, financial condition, results of operations or cash flows.

11.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective for our third quarter of fiscal 2009.  The Company is currently evaluating the impact of the provisions of SFAS 161, but we do not anticipate that the provisions of SFAS 161 will have a material impact on our financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 160 on its results of operations and financial condition.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  Any such election is irrevocable.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently assessing the potential impact of SFAS 159 on the Company’s financial condition and results of operations.

Index

In September 2006, the FSAB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  The Company is currently evaluating the expected impact on its financial statements of adopting SFAS 157.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of March 31, 2008, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended March 31, 2008 and 2007, and cash flows for the nine month periods ended March 31, 2008 and 2007.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

April 30, 2008

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in Mediware’s Form 10-K for the year ended June 30, 2007 and in subsequent Quarterly Reports on Form 10-Q, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

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

Market Positioning

Mediware’s products have been designed to address significant clinical issues in the healthcare industry.   Traditional healthcare environments include collections of disparate information systems and manual processes used by clinicians throughout the care process.  The result is reduced efficiency and increased safety risks due to the potential for human error and delayed access to patient information and records as patients progress through the continuum of care. When dealing with blood or medications, errors and delays can often result in tragic consequences.   The Company’s products address these clinical issues with “suites” of applications that provide clinicians one data environment for the information relating to the prescribing, preparation, and administration of drug and/or blood therapies.  The Company’s two primary product lines, Blood Management and Medication Management solutions, manage each step of the therapeutic process, including: ordering, fulfillment, administration, and documentation.  Mediware’s products offer care providers a “closed loop” process for blood and medication therapies.  The Company believes this closed loop process differentiates it from the industry’s catalog and “best of breed” vendors.  The process-centric integrated data environments provided by Mediware’s blood and medication management solutions seamlessly extend the discipline and controls of the pharmacy and blood bank to patient units, operating room suites, donation centers, and other venues where adverse events occur.

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

Index

The Company’s current blood transfusion product is HCLLTM.  During fiscal 2005, the Company received 510(k) clearance for its complementary HCLL donor software product for use in hospital-based donor centers.  HCLL Transfusion and HCLL Donor are clinical applications that address blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area identified as a key to controlling the rising cost of blood products.  The HCLL software is already in productive use at nearly 150 sites.

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

The Company is also looking to new products and markets to continue its growth.  In early fiscal year 2008, the Company announced its new BloodSafe™ suite of products.  The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s physical blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL system or operate on a stand-alone basis.  Additionally, the Company believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  The Company expects the biologics markets to become subject to regulatory scrutiny.  As a result, the Company is developing software products that address the management of non-blood biologics, and is planning a product launch in June 2008.

Following its October 2007 acquisition of substantially all the assets of IMS, the Company began to provide software products and services targeting blood and plasma donation centers in North America and Europe.  This software addresses the competitive nature of the blood supply market by enabling blood and plasma collection facilities with web-based tools to better manage relationships with donors, staffing and hospitals.  These products, which include Recruit Trak (sm), Donor Trak (sm), Drive Trak (sm), Coordinator Trak (sm), and Quality Trak (sm), facilitate blood and plasma donor centers’ donors recruitment and retention, improve blood drives, and enable hospitals with electronic tools to order, ship and track products.  The Company recently announced plans to integrate this new suite of products with the LifeTrak donor management product.  The new suite of products will deliver an integrated software solution for blood centers that is intended to improve efficiency throughout the entire process from blood donor recruitment to hospital distribution.  Mediware recently announced that the first blood center customer has already agreed to implement this integrated product suite.

In addition to its sale of software, the Company generates revenue from professional services and post-contract support.  These ongoing service and support contracts have recently accounted for over 75% of revenue from blood management operations and the support services are recurring in nature.

The blood management products are marketed primarily through the Company’s direct sales force.  Additionally, the Company is working to develop complementary reseller relationships for products.

Index

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

The Company’s principal software product for medication management is WORx®, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  The WORx software is in use at over 175 customer sites.  The product's market acceptance encompasses hospitals of all sizes, including multi-facility healthcare systems.

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

The Company is also investigating a hosted version of its medication management products.  This would allow for the medication management software to be remotely hosted for customers that have smaller IT departments or are not as well positioned to complete an implementation or full-roll out of medication management system components.  Mediware believes this approach could provide a broader market for its products, including smaller acute care hospitals and behavioral health facilities.

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

Index

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates.  The Company’s significant areas of estimation include determining the allowance for uncollectible accounts, valuing certain accrued liabilities and determining whether the carrying value of goodwill and capitalized software development costs is impaired.

Results of Operations for the Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Total revenue for the third quarter of fiscal 2008 was $9,839,000 compared to $11,057,000 in the comparable quarter of fiscal 2007, a decrease of $1,218,000, or 11%.  The decrease in revenue is largely due to a decline in blood management system sales.  Blood management products and services, including revenue from the recently acquired IMS products and services, recorded total revenue of $5,119,000 in the third quarter of fiscal 2008, representing a decrease of $1,308,000, or 20%, compared to $6,427,000 in the same period of fiscal 2007.  Medication management products and services (excluding JAC) recorded a decrease in total revenue of $206,000, or 7% from $3,058,000 in the third quarter of fiscal 2007 to $2,852,000 in the same period of fiscal 2008.  JAC recorded total revenues of $1,665,000 in the third quarter of fiscal 2008, representing an increase of $373,000, or 29%, compared to $1,292,000 in the same period of fiscal 2007.  Perioperative management revenue declined from $280,000 during the third fiscal quarter 2007 to $203,000 during the same quarter 2008, the result of management’s intention to stop actively marketing its perioperative management products.

System revenue, which includes proprietary software, third party software, hardware revenue and subscription revenue, amounted to $2,659,000 for the quarter ended March 31, 2008, a decrease of $2,228,000, or 46%, from $4,887,000 in the same period in fiscal 2007.   System revenue for the blood management products, including subscription revenue from the recently acquired IMS products, were $1,101,000 for the third quarter of fiscal 2008, a decrease of $2,328,000, or 68%, compared to $3,429,000 in the same quarter of fiscal 2007.  This decrease is consistent with Mediware’s stated expectation of lower system sales in fiscal 2008 due to the completion of the Hemocare and LifeLine sunset program in June 2007.  The Company expects that its new blood management offerings, BloodSafe and BiologiCare, will have a positive impact on system sales in fiscal 2009.  System sales for the medication management products (excluding JAC) decreased from $1,037,000 in fiscal 2007 to $852,000 in fiscal 2008, representing a decrease of $185,000, or 18%.  This decrease reflects a decline in WORx and MediMAR sales, partially offset by a modest increase in MediREC sales.   JAC recorded system sales of $706,000 for the third quarter of fiscal 2008, representing an increase of $307,000, or 77%, compared to $399,000 reported for the same period in fiscal 2007.  The Company believes that ongoing delays and changes to the Connecting for Health Program in the United Kingdom are creating opportunities for JAC to increase near term revenues.  Perioperative management system revenue declined from $22,000 during the third fiscal quarter 2007 to no revenue during the same quarter 2008, the result of management’s intention to stop actively marketing its perioperative management products.

Index

Service revenue, which includes recurring post contract support revenues, implementation services and promotional services increased $1,010,000, or 16%, to $7,180,000 in the third quarter of fiscal 2008 compared to $6,170,000 for the same period in fiscal 2007.   Service revenue for the blood management products, including promotional revenue from the recently acquired IMS products, totaled $4,018,000 for the third quarter of fiscal 2008, representing an increase of $1,020,000, or 34%, compared to $2,998,000 in the third quarter of fiscal 2007.  This increase primarily reflects an increase in implementation activity for the HCLL software systems, which were licensed as part of the sunset program.  Mediware anticipates that service revenue will continue to be strong throughout fiscal 2008 and fiscal 2009 as the Company provides services on HCLL implementation projects.  Service revenue for the medication management products (excluding JAC) decreased $21,000, or 1%, to $2,000,000 in the third quarter of fiscal 2008 compared to $2,021,000 for the same quarter of fiscal 2007.  This decrease is primarily a result of fewer implementation projects in the third quarter of fiscal 2008 as compared to the same period in fiscal 2007.  Mediware recently announced a program to encourage its medication management customers to upgrade their WORx software systems to the most recent version of the software prior to December 31, 2008.  As a result, Mediware expects an increase in service fees in the fourth quarter of fiscal 2008 and in fiscal 2009 as the Company assists its customers with the upgrade.  Service revenue for JAC increased $66,000, or 7%, to $959,000 in the third quarter of fiscal 2008 compared to $893,000 in the third quarter of fiscal 2007.  This increase is primarily a result of an increase in the number of ongoing implementation projects compared to the same quarter in fiscal 2007.  Perioperative management service revenue declined from $258,000 during the third fiscal quarter 2007 to $203,000 during the same quarter 2008, the result of management’s intention to stop actively marketing its perioperative management products.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $33,000, or 4%, to $835,000 in the third quarter of fiscal 2008 as compared to $802,000 in the same period in fiscal 2007 due to an increase in third party system sales.  The gross margin, excluding amortization of capitalized software costs, on system sales was 69% in the third quarter of fiscal 2008 compared to 84% in the same quarter in fiscal 2007.  The decrease in gross margin is primarily due to the decline in high margin proprietary system sales during the third quarter of fiscal 2008 compared to the same period in fiscal 2007.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $166,000, or 8%, to $2,364,000 in the third quarter of fiscal 2008 as compared to $2,198,000 in the same period of fiscal 2007.  The increase in cost of services is primarily attributed to increases in customer service personnel to facilitate the implementation of new HCLL projects and the promotional activities associated with the IMS services.  Gross margin on service revenue was 67% for the third quarter of fiscal 2008 compared to 64% for the second quarter of fiscal 2007.  The Company believes, but cannot assure, that cost of services as a percentage of service revenue will remain consistent with its current rate, as the Company continues to implement the HCLL software and begins to assist customers with the anticipated implementation of the WORx software upgrade.

Amortization of capitalized software increased $87,000, or 6%, to $1,441,000 in the third quarter of fiscal 2008 compared to $1,354,000 in the third quarter of fiscal 2007.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of the HCLL and MediMAR products.  Mediware expects amortization to continue to increase during fiscal 2008 as new software releases occur.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs increased $36,000, or 4%, to $1,035,000 in the third quarter of fiscal 2008 compared to $999,000 in the third quarter of fiscal 2007.  Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $1,895,000 in the third quarter of fiscal 2008 compared to $2,054,000 in the third quarter of fiscal 2007, resulting in a decrease of $159,000, or 8%.  This decrease is primarily a result of efficiencies gained from the operational restructuring announced in July 2007, along with the delayed hiring of developers.  The Company expects to maintain its current investment in product development in its blood management and medication management products in the near term.

Index

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses decreased $877,000, or 19%, from $4,729,000 in the third quarter of fiscal 2007 to $3,852,000 in the third quarter of fiscal 2008.  This decrease is primarily due to cost savings associated with the operational restructuring announced during the first quarter of fiscal 2008, along with lower sales commissions, bad debt and legal expenses.  This decrease was partially offset by increases in stock-based compensation expense, employee benefit costs and incremental costs associated with personnel in the acquired IMS business.

Income tax expense decreased $216,000, from $400,000 in the third quarter of fiscal 2007 to $184,000 in the same period of fiscal 2008, primarily related to the reduction in operating income.  In conjunction with this decrease, the effective tax rate increased from 33% for the three months ending March 31, 2007 to 37% in the same period of fiscal 2008. During the fourth quarter of fiscal 2008, the Company expects to exhaust its net operating losses for federal income tax purposes. As a result, the Company expects to begin paying federal income taxes during fiscal 2009.

Net income for the third quarter of fiscal 2008 was $316,000, compared to net income of $831,000 during the third quarter of fiscal 2007, resulting in a decrease of $515,000 or 62%.  An increase in service revenue and a decrease in SG&A expenses in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 were not sufficient to offset the quarterly decrease in system sales.

Results of Operations for the Nine Months Ended March 31, 2008 as Compared to the Nine Months Ended March 31, 2007

Total revenue for the nine-month period ended March 31, 2008 was $29,242,000 compared to $30,794,000 in the comparable period of fiscal 2007, a decrease of $1,552,000, or 5%.  The decrease in revenue is largely due to a decline in blood management system sales, partially offset by an increase in medication management system sales and blood management service revenue.  Blood management products and services, including revenue from the recently acquired IMS products and services,  recorded total revenue of $14,347,000 during the nine-month period of fiscal 2008, representing a decrease of $3,786,000, or 21%, compared to $18,133,000 in the same period of fiscal 2007.  Medication management products and services (excluding JAC operations) recorded an increase in total revenue of $1,662,000, or 20% from $8,500,000 in the first nine months of fiscal 2007 to $10,162,000 in the same period of fiscal 2008.  JAC recorded total revenues of $4,121,000 during fiscal 2008, representing an increase of $893,000, or 28%, compared to $3,228,000 in the same period of fiscal 2007.  Perioperative management revenue declined from $933,000 during the third fiscal quarter 2007 to $612,000 during the same quarter 2008, the result of management’s intention to stop actively marketing its perioperative management products.

System revenue amounted to $8,881,000 for the nine months ended March 31, 2008, a decrease of $3,219,000, or 27%, from $12,100,000 in the same period in fiscal 2007.  System revenue for the blood management products were $3,205,000 for the first nine months of fiscal 2008, a decrease of $5,519,000, or 63%, compared to $8,724,000 in the same period of fiscal 2007.  This decrease is consistent with Mediware’s stated expectation of lower system sales in fiscal 2008 due to the completion of the Hemocare and LifeLine sunset program in June 2007.  System sales for the medication management products (excluding JAC) increased from $2,453,000 in fiscal 2007 to $4,351,000 in fiscal 2008, representing an increase of $1,898,000, or 77%.  This increase reflects an increase in MediMAR revenue due to the signing of a significant MediMAR contract during the first quarter of fiscal 2008 and, to a significantly lesser extent, an increase in MediREC revenue.   JAC recorded system sales of $1,319,000 for the first nine-month period of fiscal 2008, representing an increase of $476,000, or 56%, compared to $843,000 reported for the same period in fiscal 2007.  Perioperative management system revenue declined from $80,000 during the third fiscal quarter 2007 to $6,000 during the same quarter 2008, the result of management’s intention to stop actively marketing its perioperative management products.

Index

Service revenue increased $1,667,000, or 9%, to $20,361,000 in the first nine months of fiscal 2008 compared to $18,694,000 for the same period in fiscal 2007.  Service revenue for the blood management products totaled $11,142,000 for the first nine-month period of fiscal 2008, representing an increase of $1,733,000, or 18%, compared to $9,409,000 in the same period of fiscal 2007.  This increase primarily reflects an increase in implementation activity for the HCLL software systems, which were licensed as part of the sunset program.  Service revenue for the medication management products (excluding JAC) decreased $236,000, or 4%, to $5,811,000 in fiscal 2008 compared to $6,047,000 for the same period of fiscal 2007.  This decrease is a result of fewer ongoing implementations in 2008 as compared to the same period in fiscal 2007.  Perioperative management service revenue declined from $855,000 during the third fiscal quarter 2007 to $606,000 during the same quarter 2008, the result of management’s intention to stop actively marketing its perioperative management products.

 Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $76,000, or 4%, to $2,209,000 during the first nine months of fiscal 2008 as compared to $2,133,000 in the same period in fiscal 2007.  The gross margin, excluding amortization of capitalized software costs, on system sales was 75% in the nine-month period of fiscal 2008 compared to 82% in the same period in fiscal 2007.   The decrease in gross margin is primarily due to the decline in high margin proprietary system sales during the first nine months of fiscal 2008 compared to the same period is fiscal 2007.

Cost of services increased $760,000, or 12%, to $6,878,000 during the first nine months of fiscal 2008 as compared to $6,118,000 in the same period of fiscal 2007.  The increase in cost of services is primarily attributed to increases in customer service personnel to facilitate the implementation of new HCLL projects and the promotional activities associated with the IMS services.  Gross margin on service revenue was 66% for the six months of fiscal 2008 compared to 67% for the same period last year.  The Company believes, but cannot assure, that cost of services as a percentage of service revenue in fiscal 2008 will remain consistent with its current rate as the Company continues to implement the HCLL software and begins to assist customers with the anticipated implementation of the WORx software upgrade.

Amortization of capitalized software increased $330,000, or 8%, to $4,312,000 in the first nine months of fiscal 2008 compared to $3,982,000 in fiscal 2007.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of its products.

Software development costs decreased $2,000, to $2,981,000 in fiscal 2008 compared the same period of fiscal 2007. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $5,527,000 in the nine-month period of fiscal 2008 compared to $6,023,000 in the same period 2007, a decrease of $496,000, or 8%.  This decrease is primarily a result of efficiencies gained from the operational restructuring announced in July 2007, along with the delayed hiring of developers.

SG&A expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.   SG&A expenses decreased $880,000, from $13,408,000 in the first nine months of fiscal 2007 to $12,528,000 in the same period of fiscal 2008.  This decrease is primarily due to cost savings associated with the operational restructuring announced during the first quarter of fiscal 2008, along with lower sales commissions, bad debt expense and management bonuses.  This decrease was partially offset by increases in stock-based compensation expense, employee benefit costs and incremental costs associated with personnel in the acquired IMS business.

Income tax expense decreased $472,000, from $1,057,000 during the first nine months of fiscal 2007 to $585,000 in the same period of fiscal 2008, primarily due to the reduction in operating income.  In conjunction with this decrease, the effective tax rate increased from 36% for the nine months ending March 31, 2007 to 57% in the same period of fiscal 2008.  The increase in the effective tax rate is primarily attributable to a $225,000 non-cash write-off of certain deferred tax assets relating to fully vested non-qualified stock options that were forfeited as a result of the departure of certain employees during the first quarter of fiscal 2008. During the fourth quarter of fiscal 2008, the Company expects to exhaust its net operating losses for federal income tax purposes. As a result, the Company expects to begin paying federal income taxes during fiscal 2009.

Index

Net income during the first nine months of fiscal 2008 was $442,000, compared to net income of $1,900,000 during the same period of fiscal 2007, resulting in a decrease of net income of $1,458,000 or 77%.  An increase in service revenue and a decrease in SG&A expenses in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 were not sufficient to offset the substantial decrease in system sales between the nine-month periods.

Liquidity and Capital Resources

As of March 31, 2008, Mediware had cash and cash equivalents of $20,766,000 compared to $22,789,000 at June 30, 2007.  Working capital was $18,279,000 and $24,334,000 at March 31, 2008 and June 30, 2007, respectively.  The current ratio was 2.3 to 1 at March 31, 2008 compared to 3.0 to 1 at June 30, 2007.  The reduction in the current ratio is primarily attributable to the acquisition of IMS during the second quarter of fiscal 2008 and the repurchase of the Company’s Common Stock during the third quarter of fiscal 2008.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $10,547,000 during the first nine months of fiscal year 2008 compared to $5,275,000 during the same period a year ago.  The increase in cash provided by operating activities is primarily due to improved collections of our accounts receivable, partially offset by a decrease in net income and changes in accounts payable, accrued expenses and advances from customers.

Cash used in investing activities was $9,241,000 during the first nine months of fiscal year 2008 compared to $3,486,000 during the same period a year ago.  The increase in cash used in investing activities primarily relates to the acquisition of IMS in October 2007.  Also contributing to the increase was an increase in capital expenditures, partially offset by a decrease in capitalized software costs for the period.

Cash used in financing activities was $3,322,000 during the first nine months of fiscal year 2008 compared to cash provided by financing activities of $456,000 during the same period a year ago.  The cash used for financing activities in 2008 is primarily attributable to treasury stock repurchased during the third quarter of fiscal 2008.  The cash used for financing activities during the first nine months of fiscal year 2007 was primarily the result of proceeds received from stock option exercises during fiscal 2007.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements.  We expect that future cash requirements will principally be for capital expenditures, working capital requirements, any additional stock repurchases and other strategic initiatives.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2008.

The Company’s liquidity is influenced by its ability to perform on a “Best of Suite” basis in a competitive industry.  Factors that may affect liquidity are the Company’s ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented.  Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company’s existing line of products or any additional stock repurchases, the Company believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future.  The Company continues to review its long-term cash needs.  Currently, there are no plans for additional outside financing, except that Mediware is considering establishing a new line of credit.

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

	Balance at March 31, 2008 ($ in 000)	Effective Interest Rate at March 31, 2008	Effect of 1% Change ($ in 000)
Cash Equivalents	$20,766	3.6%	$208

At March 31, 2008, a 1% decrease in the current per annum interest rate for our cash equivalents each would result in $208,000 less interest income during the next fiscal year.  The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of March 31, 2008.  The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of the net assets of JAC reported in United States dollars.

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 14% and 10% of Mediware’s consolidated revenue for the nine months ended March 31, 2008 and 2007, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Assets and liabilities for JAC are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our revenue results for the three months ended March 31, 2008 were negatively impacted by a $1,000 foreign currency movement, and were positively impacted by a $64,000 foreign currency movement for the three-months ended March 31, 2007. Our revenue results for the nine months ended March 31, 2008 were negatively impacted by a $7,000 foreign currency movement, and were positively impacted by a $92,000 foreign currency movement for the nine months ended March 31, 2007.  These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of March 31, 2008.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Mediware from time to time becomes involved in routine litigation incidental to the conduct of its business, including employment disputes and litigation alleging product defects, intellectual property infringements, violations of law and breaches of contract and warranties.  Mediware believes that such routine litigation, if adversely determined, would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Index

Item 1A.	RISK FACTORS

Risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make were set forth in the “Item 1A - Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2007 and as updated by our subsequent Quarterly Reports on Form 10-Q. There have been no material changes from the risk factors disclosed in that Form 10-K and the subsequent Form 10-Qs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors approved a share repurchase program on February 6, 2008, authorizing Mediware to purchase up to $4.0 million of its Common Stock, at times and prices that the President and Chief Executive Officer or Chief Financial Officer of the Company determine to be appropriate.  The program has no expiration date, and Mediware has no obligation to purchase shares under the program.  From inception through March 31, 2008, 549,342 shares were repurchased and placed in treasury under this program.   The following table lists Mediware’s share repurchases during the third quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

February 2008	189,842	$5.73	189,842	$ 2,911,000
March 2008	359,500	$6.20	549,342	$ 682,000

Total	549,342	$6.04	549,342	$ 682,000

Index

ITEM 6.	EXHIBITS

Exhibit 3	By-Laws of Mediware Information Systems, Inc. (Restated as of March 18, 2008), Incorporated by reference to Exhibit 3.1 to Current Report of Form 8-K filed March 20, 2008.

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

May 6, 2008	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

May 6, 2008	/s/ MARK B. WILLIAMS
Date	MARK B. WILLIAMS
CHIEF FINANCIAL OFFICER