Form 10-K
period 2008-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2008-09-03
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐     No ☒

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on December 31, 2007 as reported on the Nasdaq Capital Market, was approximately $37,424,000.

The number of shares outstanding of the registrant's common stock, as of August 11, 2008, was 7,631,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

PART I

Item 1.  Business.

Overview

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas.  The Company maintains an Internet website at www.mediware.com, at which reports filed with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Securities Exchange Act”) can be obtained under “Investor Relations” without charge as soon as reasonably practicable after filed or furnished with the SEC.  The Company may post at its website additional information important to its shareholders and to potential investors.  Information on or linked to the Company website is not incorporated by reference into this Annual Report on Form 10-K.  Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

Mediware develops, markets, licenses, implements, services and supports clinical management information solutions.
The Company develops, licenses and sells its blood and biologics management solutions to hospitals and its medication management solutions to hospitals, long-term care and behavioral health facilities.   Mediware licenses and sells its blood donor recruitment and management solutions to blood donor and plasma donor centers.

The software systems that Mediware provides to its customers typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware.  Mediware generally licenses its medication management, blood management and biologics management software systems to customers on a perpetual basis.   These customers typically make an up-front payment for the software license fees and payments for support services on an annual basis.     In contrast, Mediware generally provides its blood and plasma center solutions and its MediREC software on a monthly subscription basis.  These customers pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software.  Under both payment models, customers may purchase services, including implementation and additional consultation services, for additional fees which are generally billed as incurred.  Mediware currently anticipates that over time an increased number of its systems will be licensed on a subscription basis.

Mediware markets its blood donor and it blood and biologic management products primarily in the United States.  The Company markets its medication management solutions in the United States and in the United Kingdom, with different software systems designed for the specific requirements of each market.  The Company has operations in the United Kingdom relating to the systems licensed and sold primarily in that market as well as Ireland and South Africa.  All other operations are in the United States.

Market Positioning

Mediware designs, develops and markets software solutions targeting specific processes within healthcare institutions. Software products are sold to hospitals, long-term care and behavioral health facilities and stand alone blood and plasma donation centers. The Company believes that its competitive advantages include rich product knowledge and a long history of innovation in the areas of medication and blood software products.

Traditional healthcare environments leverage disparate information systems and manual processes throughout the care process. This results in reduced efficiency as well as increased safety risks due to the potential for human error and delayed access to patient information and records. Errors and risks associated with medications, blood, or biologics can often result in tragic consequences, a fact that can raise the awareness and priority of Mediware solutions.

The Company’s strategy is to address targeted clinical areas with “suites” of applications that provide clinicians one data environment for the information relating to the prescribing, preparation, and administration of drug, blood and/or biologics therapies. Mediware’s products manage each step of the therapeutic process in one system environment, including: ordering, fulfillment, administration, and documentation, to provide care providers a “closed loop” process for blood and medication therapies.   The process-centric integrated data environments provided by Mediware’s blood, biologic and medication management solutions seamlessly extend the discipline and controls of the pharmacy and blood bank to patient units, operating room suites, and other venues where adverse events occur. The Company believes this closed loop process differentiates it from the industry’s catalog and “best of breed” vendors.

The Healthcare Information Systems Industry

The healthcare industry in the United States is highly fragmented, complex, and inefficient. While advances in medical technology have provided physicians, nurses and other caregivers leading edge diagnostic and therapeutic technologies, the information systems supporting the management of clinical processes in complex healthcare organizations have not made comparable progress.  Mediware believes that a substantial portion of clinical workflow still depends upon manual paper-based processes interfaced with various automated or semi-automated functionally oriented clinical systems.  Examples of functionally oriented clinical systems include pharmacy, radiology, blood bank and nursing documentation.

As a result, the healthcare industry is generally economically inefficient and produces significant variances in medical outcomes.   While waste and utilization rates are rarely made public, patient safety and the publicity surrounding medical errors have focused a tremendous amount of scrutiny on hospitals and care providing institutions. Recent news reports, professional studies and government actions have highlighted patient safety errors and influenced governmental activity.

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

•
The Serious Hazards of Transfusion (“SHOT”), an on-going study in the United Kingdom, reviewed facilities accounting for 92% of that country’s blood supply.  Of the errors identified, 15% resulted from errors during requesting, prescription or sample collection; 29% occurred in the blood bank and 50% were due to error when collecting and/or administering blood.  The study also found that the single most important factor in transfusion errors is misidentification of the patient.  As a result, the study recommended the evaluation of computerized aids and barcode technology to confirm that the correct unit of blood is administered to the patient.

•
Incidents where tissue suppliers distributed products that were improperly acquired and fraudulently documented have become public through high profile cases involving prestigious hospitals transplanting infected tissues into unsuspecting patients. While regulatory changes are difficult to predict, hospital oversight of these materials is increasing. Prominent cases include the 2005 scandal around Biomedical Tissue Services, a New Jersey company that is accused of using stolen bodies and of shipping nearly 20,000 potentially tainted body parts. In 2006, the FDA shut down Donor Referral Services of Raleigh, N.C. due to “serious deficiencies” in its processing, donor screening and record-keeping.

The Company believes that in addition to healthcare industry evolution and reports, studies and actions like those identified, the impact of specific potential health threats such as the variant Creutzfeldt-Jakob (mad cow) virus will require healthcare organizations to re-examine their ability to track and analyze patients, donors, procedures and outcomes.  Mediware's products, which integrate operating and clinical systems, are targeted to facilitate solutions to these healthcare industry issues.

The Company anticipates that a continued increase in government regulation, public and competitive pressure regarding errors occurring in hospitals, as well as new health threats, will continue to drive the industry’s expenditures on clinical information systems.  Mediware believes that its product strategy and offerings provide an alternative to monolithic solution architectures of disparate systems and can play a role in moving healthcare information technology standards forward to deliver significant results for patients and customers.

Competition in the market for clinical information systems is intense.  The principal competitive factors are the functionality of the system, its design and capabilities, site references, the demonstrated need, ability to install, process redesign capabilities, reputation, software platform, the potential for enhancements, price, departmental versus enterprise sales and salesmanship.  Another key factor is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company's products and each sale.

Blood and Biologics Management Products

Hospital Transfusion and Donor Products

The Company supplies information and management software systems to hospital blood banks and transfusion centers.  Hospitals face pressures to manage blood inventory and improve the safety of the blood supply by reducing errors, improving screening and increasing throughput and cost efficiencies.  These pressures exist despite pressures across the healthcare industry to reduce costs and to address ongoing personnel shortages.  Mediware's blood management software systems are intended to help hospitals and blood centers address these issues.  The software is designed to reduce costs through automatic report production, decreased paperwork, and automated billing.  The Company's products are also designed to improve blood supply safety through the use of user-defined truth tables, among other features.

The Company’s flagship blood transfusion product is the HCLL transfusion software.  Mediware also provides its hospital customers its complementary HCLL donor software module for use in hospital-based donor centers. The HCLL software (HCLL Transfusion and HCLL Donor) addresses blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area  that is as a key to controlling the rising cost of blood products.  As of June 30, 2008, the HCLL software was in productive use at over 175 sites. The Company has licensed the software for use at approximately 300 facilities.

The Company is also looking to new products and markets to continue its growth in the blood management.  In early fiscal year 2008, the Company announced its new BloodSafe™ suite of products.  The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s physical blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware licensed BloodSafe to its first customer in August 2008.

Blood Center Technologies

The Company also provides software tools and services to large, complex blood centers for donor targeting, donor recruitment, donation management, unit testing, blood component manufacturing, inventory control, sales and distribution. This is accomplished through a combination of the Company’s 510(k) cleared LifeTrak® software and the products and capabilities acquired in Mediware’s November 1, 2007 acquisition of substantially all of the business assets of Integrated Marketing Solutions, Inc (“IMS”).  The addition of IMS to Mediware’s blood center strategies enables the Company to deliver an integrated software solution for blood centers to improve collections and efficiency throughout the entire process from blood donor recruitment to hospital distribution.  Since the acquisition of IMS, Mediware has been aggressively integrating software and capabilities to streamline the effectiveness of blood centers, from donor recruitment, through the clinical laboratory, to hospital management. With the addition of the IMS components, LifeTrak has robust clinical capabilities with modern and effective CRM technologies that enable blood centers to improve the effectiveness of coordinated blood drive campaigns while still meeting the strict FDA regulations for safe blood management. Combining IMS and LifeTrak technologies, it is estimated that Mediware products support over 50% of the U.S. blood supply at some point in the collection, testing and distribution processes.  Mediware recently announced that it already has a blood center customer that has agreed to implement the full integrated products suite.

To capitalize on the integration of IMS and to focus on the unique needs of the blood center market segment, on July 8, 2008 Mediware announced the launch of Blood Center Technologies (“BCT”).  Mediware’s BCT business unit is a customer focused team that combines the IMS assets with Mediware LifeTrak assets to drive growth as Mediware expands its focus in the blood donor market.  As of June 30, 2008, the BCT business unit had software in productive use at over 350 facilities.

Biologics Products

Hospitals are beginning to face the same pressures to manage biologic product inventory and improve safety by reducing errors, improving screening and increasing throughput and cost efficiencies as they have faced with blood products for years.    In June 2008, Mediware released BiologiCare, the Company’s first generation bone, tissue and cellular product tracking software.  The software leverages the HCLL software platform and Mediware’s blood banking expertise to address the important needs of hospitals as they begin to manage bone, tissue, cord blood stem cells and other biologic products.     BiologiCare is designed specifically to track and manage transplantable materials in hospitals, surgery centers and other healthcare facilities. The products enable users to document donors, tissue vendors and tissue recipients and to comply with current regulations regarding transplantable materials.  With the introduction of BiologiCare, Mediware believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware licensed its first BiologiCare customer in June 2008.

The Company continues to concentrate on growing all aspects of its blood management business: hospital transfusion and donor products, biologics products and blood center technology products.  The blood management products are marketed primarily through the Company’s direct sales force, and the Company is working to develop complementary reseller relationships.  In addition to its sale of software, the Company generates revenue from professional services and post-contract support.  These ongoing support contracts have recently accounted for nearly 40% of revenue from blood management operations and are recurring in nature.

The blood management products compete primarily with vendors of laboratory information systems (“LIS”) providing a blood bank subsystem as a part of their laboratory product, as well as other companies that market stand-alone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company.  We believe these competitors include Cerner, McKesson, and Meditech.   We believe that stand-alone lab or blood bank vendors include Sunquest, Global Med Technologies and SCC Soft.  The Company believes, however, that due to the functionality of the HCLL software, the Company is well-positioned in the blood bank system market and that it has a good reputation with its customers, including many of the most sophisticated healthcare systems in the United States. On the blood donor side of the business, we compete against several of the companies listed above as well as Haemontics, Blood Bank Computer Services Company, MAK Software and others.

Medication Management Products

The Company also supplies medication management solutions to hospitals, mental health facilities, penal institutions and other institutions that require the administration and management of medication.  The Company’s medication management solutions are designed to help customers improve patient safety while reducing costs and improving clinical documentation.  Additionally, the solutions help medical facilities comply with increasing regulatory and governmental requirements.

The Company’s principal software product for medication management is WORx, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx software has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  As of June 30, 2008, the  WORx software was in productive use at approximately 180 sites.  The product's market acceptance encompasses hospitals of all sizes, including multi-facility healthcare systems.

In fiscal 2004, the Company released MediCOETM and MediMAR®.  These products are fully integrated with the WORx software and provide a complete closed loop drug therapy management system with a physician order entry module (MediCOE) and nurse point of care administration and bedside documentation module (MediMAR).

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

The MediMAR software, on the other hand, serves as an electronic medication administration and bedside documentation record.  It produces a dynamic and complete representation of the patient’s medication profile, including clinician orders, medication list, allergies, notes and clinical alerts to increase patient safety. The MediMAR software uses bar code, wireless, handheld, and other technologies to allow caregivers efficient and accurate methods to document patient medication administration and provide nurses additional safety measures at the point of care.

The MediCOE and MediMAR products have been licensed for  use in 3 and 18 separate customer sites, respectively.

To expand the Company’s capabilities and address a new industry mandate, the Company introduced MediREC in March 2007.  This new medication management product assists in achieving compliance with a recent JCAHO mandate, which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital.  That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged. MediREC has been licensed for use at 7 customer sites.

The Company continues to target its large WORx software customer base and new customers with the MediCOE and MediMAR products and has begun marketing MediREC to this customer base and new customers as well.  The Company has increased its focus on behavioral health and other specialty healthcare markets where the integrated features and functionality included in the WORx, MediMAR, MediCOE and MediREC software products can provide a fully integrated medication management solution.

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

The Company generates revenue from medication management software sales, professional services and post-contract support.  Support contracts currently account for over half of the revenue from medication management operations.  As the sale of MediCOE and MediMAR products increases, the Company expects that license fee revenue will increase and support revenue will make up a smaller portion of the Company’s revenue.  In addition, the Company expects that the recurring transaction revenue from MediREC will build throughout the course of fiscal year 2009.

The Company’s medication management products compete against the products of the other niche competitors’ and some of the largest providers of healthcare information technology, including Cerner, General Electric, Siemens, Eclipsys and others.  These competitors often have significantly greater resources than Mediware, but the Company believes that its products are well positioned and have functionality that can lead to growth in this competitive environment.  The medication management products are marketed directly through the Company’s sales force and other marketing channels, including reseller agreements with distribution partners and focused sales channels.

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).   JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC includes an installed base of approximately 200 customer sites, representing over 100 National Health Service (“NHS”) acute hospitals or trusts.  JAC’s product offering includes JAC’s Pharmacy Management System and Electronic Prescribing module.  The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration.  This module has been installed in 18 U.K. customer sites and allows hospitals to improve patient safety relevant to medication management.  The Company’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing.  The installed base includes approximately 50% of the trusts within the NHS.

In the beginning of 2004, the NHS in England initiated an historic national program to purchase healthcare information technology.  The government has identified that program as the “Connecting for Health” program.  This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England.  The NHS has entered into contracts to license software and services, but the program has experienced delays.  JAC has been able to work with the integrated service providers and the government to position itself favorably as a provider of software.  In July 2008 JAC was appointed to the ASCC (Additional Supply Capability and Capacity) framework contract in both the e-prescribing and pharmacy (stock control) categories.  Appointment to the ASCC framework provides healthcare organizations with a contracting vehicle to work directly with JAC to procure specialist e-prescribing and/or pharmacy stock control services as an alternative to the national program.  The JAC products are marketed directly through JAC’s sales force and other marketing channels, including reseller agreements in South Africa.

Perioperative Management Products

The Company maintains a perioperative management software product used by hospitals in the United States.   Although Mediware provides annual software support services to its perioperative software customers,  on July 20, 2007 Mediware announced that it stopped actively marketing its perioperative management products and does not currently expect to market these products in fiscal year 2009.

Research and Development

Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Expenditures for software development for fiscal 2008, 2007 and 2006 were $7,418,000, $8,208,000 and $8,820,000, respectively.  Of the total expenditures during fiscal 2008, 2007 and 2006, were $3,244,000, $4,146,000 and $4,565,000, respectively, were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Employees

As of June 30, 2008, the Company had 199 full-time employees of which 176 were employed domestically.  None of the Company's employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base.  The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 2008, there were nine consultants working on various projects.

Seasonality

The Company's operations are generally not subject to seasonal fluctuations.

Geographic Information
(Amounts in thousands)
	For Year Ended June 30,
	2008	2007	2006
Revenue
United States	$33,594	$36,749	$33,607
United Kingdom	5,843	4,443	4,264
Total	$39,437	$41,192	$37,871

	As of June 30,
	2008	2007	2006
Long-lived assets
United States	$25,648	$22,494	$24,012
United Kingdom	516	560	580
Total	$26,164	$23,054	$24,592

The Company believes that the principal risks distinguishing its foreign operations are described in Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Backlog

At June 30, 2008, the Company had a backlog of $25,929,000, of which $721,000 related to contracted software and hardware sales and $25,208,000 related to implementation, training and deferred support and maintenance services.  Software sales and services backlog consist of products and services sold under signed contracts, which have not yet been recognized as revenue.  At June 30, 2007, the Company had a backlog of $25,461,000, of which $1,586,000 related to contracted software and hardware sales and $23,875,000 related to implementation, training and deferred support and maintenance services.

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

Our future growth depends in large part on customer acceptance of our new products.

While we believe that each of our new products are positioned to succeed in the marketplace, there is no assurance that customers will accept our new products and strategy to the extent that we expect.

Our latest medication management products are MediMAR, MediCOE and MediREC, and our newest blood and biologics management products are BiologiCare, BloodSafe and blood donor center products.  We are now targeting our existing software customer base and other potential customers for the sale of the new products, and the new products are attracting new potential customers for our more established software as well. While we anticipate the adoption of these products during fiscal 2009 and beyond, there is no assurance that the marketplace will accept our strategy or these products.  In addition, the sales for the full suite of medication management products require broad acceptance throughout the hospital and reflect changes in workflows that create longer sales cycles for MediCOE and MediMAR products compared to stand-alone WORx sales.  In the event that our new products are not accepted in the marketplace, our system sales would suffer, our service revenues for these products would be diminished and our investment in developing, as well as marketing, these products could be impaired.

Our United Kingdom business is subject to risks that are different from our other businesses.

Approximately15% of the total revenues for the year ended June 30, 2008 related to our medication management products and services is based on business conducted in the United Kingdom. These foreign operations encounter risks and uncertainties specific to the United Kingdom such as:

•	government spending, including spending under England’s Connecting for Health Program or our Additional Supply Capability and Capacity appointment

•	regulation of our products, customers and employees

•	uncertain contract terms, conditions and risks

•	trade protection regulation

•	taxation

•	economic conditions

•	customer demands and payment practices and

•	changing competitors.

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

Our sales pipeline may not reflect sales that are actually achieved.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our management monitors the status of all sales opportunities, such as the date when they estimate that a client will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides guidance in business planning and forecasting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in the pipeline and in conversion rates of the pipeline into contracts that can be very difficult to estimate. A negative variation in the expected conversion rate or timing of the pipeline into contracts, or in the pipeline itself, could cause our plan or forecast to be inaccurate and thereby adversely affect business results. For example, a slowdown in information technology spending, adverse economic conditions or a variety of other factors can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall pipeline conversion rate in a particular period of time. Because a substantial portion of our contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure quickly enough in response to a revenue shortfall resulting from a decrease in our pipeline conversion rate in any given fiscal quarter.

Our proprietary information could be misappropriated, and we may be subjected to costly third party intellectual property claims.

We rely upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect our proprietary information, including our software. We have not historically filed patent applications covering our software. As a result, we may not be able to protect against the misappropriation of our intellectual property.  Furthermore, we could be subject to claims by third parties, including competitors (who hold patents) and creators of open-source code, that we are misappropriating or infringing patents or other intellectual property or proprietary rights of others.  These claims, even if not meritorious, could require us to:

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

Termination of or modifications to third party products and technology incorporated into our product offerings could adversely affect our products or decrease our profitability.

We license or purchase intellectual property and technology such as software, hardware and content from third parties, including some competitors, and incorporate software, hardware, and/or content into or sell it in conjunction with our solutions, devices and services.  Some third party material is critical to the operation and delivery of our products and services.  For example, the MediREC software product and the BloodSafe suite of products rely substantially on third-party products.  If any of the third party suppliers were to change product offerings, significantly increase prices or terminate our licenses or supply contracts, we might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. Furthermore, adaptation would take time and initial adaptations may be imperfect and/or products may be inoperable or perform poorly as a result. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our solutions, devices and services as a result of changes in third party suppliers could adversely affect future sales or result in contract claims that could require Mediware to pay damages.

We may experience interruption at our data centers or client support facilities.

We have begun to offer our customers hosting services for some of our software offerings.  Our hosting services may include the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. Failure of generators, impairment of telecommunications lines, or any damage to the buildings, the equipment inside the buildings housing our hosting centers, the client data contained therein or the personnel trained to operate such facilities could disrupt our operations and negatively impact customers who depend on us for data center and system support services. Any interruption in operations at our data centers or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

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

Many hospitals are consolidating and forming (or becoming part of) integrated healthcare delivery networks. The formation of these networks might reduce the number of discrete prospects we may target on a closed loop basis and could provide more negotiating leverage to our prospective customers. These events could reduce our sales prices, increase the length of our sales cycle and otherwise could negatively affect our revenue and income.

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

Our strategy includes licensing closed loop products to customers, which requires customer acceptance of our products and strategy.

While we believe that each of our closed loop products is positioned to succeed in the market place, there is no assurance that customers will accept our closed loop strategy or accept our products to the extent that we expect. If our customers instead select a single-vendor, enterprise-wide system that automates all functions of the hospital, rather than the  specific processes targeted by our products, our sales will decrease.

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

We consummated a strategic acquisition in fiscal 2008 and may pursue additional strategic acquisitions, investments, and relationships in the future, and we may not be able to successfully manage our operations if we fail to successfully integrate acquired businesses and technologies, which could adversely affect our operating results.

As part of our business strategy, we may seek and complete strategic business acquisitions that are complementary to our business. On October 31, 2007, we acquired substantially all of the business and assets and assumed certain liabilities of IMS, a company that provides software products and services targeting blood and plasma donation centers in North America and Europe. Acquisitions, such as our acquisition of the business of IMS, have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

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

Our strategy relies on continuing innovation. We currently intend to continue investing in research and development of new products. However, our investment may not produce marketable product enhancements and new products. If a product or group of products is not accepted in the marketplace that could adversely affect our business, results of operations and financial condition. In addition, the cost of developing new healthcare information services and technology solutions is inherently difficult to estimate. Our development and implementation of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. If we are unable to develop new or updated products and services on a timely basis and implement them without significant disruptions to the existing systems and processes of our customers, we may lose potential sales and harm our relationships with current or potential customers.

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

New and changing government regulation creates compliance challenges and may increase our costs.

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and could restrict our operations.

Certain of our products are currently subject to regulation, including those relating to blood products, electronic prescriptions and electronic communication.  These laws and regulations may be applied to our products and services in a manner that we do not anticipate.  Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, cause us to breach our contracts and result in adverse publicity and negatively affect our businesses.

Many healthcare laws, including those related to reimbursement by Medicare, Medicaid and other government programs, are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that we provide. However, these laws and regulations may nonetheless be applied to our products and services. For example, increased regulation by the Food Drug Administration may subject more of our products to the FDA’s Quality Systems Regulations, or our products could be deemed to be part of Medicare or Medicaid reimbursement requests.  Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, cause us to breach our contracts and result in adverse publicity and negatively affect our businesses.

In addition our customers must comply with various U.S. and U.K. national, state and local statutes and regulations. The decisions and actions of various governmental and regulatory bodies administering these laws may significantly influence operations of hospitals, blood banks and healthcare organizations and could have a material adverse effect on our business, results of operations or financial condition.

Our business is subject to the risk of product-related liabilities.

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

Despite testing, software products as complex as those we offer and use in a wide range of clinical and health information systems settings contain a number of errors or “bugs,” especially early in their product life cycle. Our products are clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to the wide range of environments in which the systems are installed. Due to these factors, the discovery of defects or errors could cause:

•	delays in product delivery

•	poor client references

•	payment disputes

•	contract cancellations and/or

•	additional expenses and payments to rectify problems.

Any of these factors could delay our product sales or have a material adverse effect upon our business, results of operations or financial condition.

Our client agreements typically provide warranties concerning material errors and other matters. Failure of our software to meet these warranties could constitute a material breach under our customer agreements, allowing in many cases the customer to terminate the agreement and possibly obtain a refund and/or damages, or might require us to incur additional expense in order to make the software solution or healthcare device meet these criteria. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. A successful material claim brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

Government contracting frequently requires less favorable terms.

Mediware is increasing its efforts to license its software to behavioral health and other state institutions.  While we believe these markets present opportunities, contracting with state and other government agencies frequently requires Mediware to accept less favorable contract terms and conditions, including warranties, performance obligations and limitations of liability.

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

The sales for the medication management closed loop products involve more hospital departments and longer implementation cycles. This exacerbates many of the foregoing risks.

Our stock price may be volatile due largely as a result of relatively low trading volume.

The trading price of Mediware’s common stock may fluctuate significantly from time to time. Generally, Mediware’s common stock has relatively low trading volume which can cause transactions in a relatively small number of shares to significantly impact the price of the stock.

Impact of Government Regulation and Private Oversight

The healthcare industry is highly regulated.  The industry is subject to state and federal laws and regulations and to oversight by regulatory entities.  It is also subject to oversight by peer entities.  While some of Mediware’s products are subject to government regulation and private oversight, the effect on Mediware’s customers is even more pronounced.  Knowledge of applicable regulation and oversight is therefore critical to Mediware’s business not only because of the compliance required for certain of Mediware’s products but also because it creates opportunities for Mediware to sell products and services to customers to facilitate their compliance.

FDA Regulation of Blood Products

The Food and Drug Administration regulated blood center computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. The FDA requires blood tracking application software vendors to submit a 510(k) application for review. Several of Mediware’s blood management products have obtained 510(k) clearance.  As a medical device manufacturer, Mediware is required to register with the Center for Biologics Evaluation and Research (“CBER”), list its medical devices, and submit a pre-market notification or application for pre-market review.  In addition, Mediware is required to follow applicable Quality System Regulations of the FDA, which include testing, control and documentation requirements.

The FDA enforces compliance by using recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and the inability to timely remedy any non-compliance could therefore have material adverse consequences.  If the FDA expands its scope of regulation to other products, it would be costly to implement the FDA Quality Systems Regulation procedures.  Furthermore, any new blood management products may not be approved by the FDA, which would diminish the value of the research and development for those products.  Mediware dedicates substantial time and resources to comply with guidelines and regulations applicable to its blood management products.

HIPAA

The U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) seeks to impose national health data standards on covered entities. The HIPAA standards prescribe, among other things, transaction formats and code sets for electronic health transactions in order to protect individual privacy by limiting the uses and disclosure of individually identifiable health information. HIPAA also requires covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.  Under HIPAA, a covered entities include (i) healthcare providers that conduct electronic health transactions; (ii) healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats; and (iii) health plans.

Although Mediware is not a covered entity, most of its customers are.  These customers must require their service providers to meet some HIPAA obligations, and Mediware and its products have therefore been subjected to some of these requirements. In addition, many states have passed or are evaluating local versions of HIPAA.  Evolving HIPAA-related laws or regulations could restrict the ability of customers to obtain, use or disseminate patient information.

Mediware believes that software that facilitates HIPAA compliance by covered entities may increase demand for these software products.   Accordingly, Mediware expends substantial time and resources to HIPAA compliance when developing software.

E-prescription

The Department of Health and Human Services/CMS regulations related to “E-Prescribing and the Prescription Drug Program,” which set forth standards for the transmission of electronic prescriptions, will be implemented in 2009. The standards are complex and cover transactions between prescribers and dispensers for prescriptions and electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. These standards apply to some of Mediware’s medication management products.  Mediware’s efforts to provide software that assists customers to comply with these regulations could be expensive.  If Mediware fails to accurately adjust its software solutions or meet customer needs, there could be a material impact on its business.

Medicare/Medicaid

Some of Mediware’s medication management products assist customers with the submission of claims to payers.  The claims are governed by federal and state laws, including regulations relating to Medicare and Medicaid. Mediware’s solutions are capable of electronically transmitting claims for services and items rendered to certain payers for approval and reimbursement. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including, for example, Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for the submission of false claims intentionally.   Federal and state governments and regulatory authorities continue to increase scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed.   Mediware’s customers are further subject to laws and regulations on fraud and abuse which restrict remuneration and referrals.  While Mediware believes that it is are in compliance with applicable laws, many of the regulations applicable to our customers and that could be applicable to it, are not clear or well-defined and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to vendors or require customers to change their business or how they work with Mediware.

Internet privacy

Some of our BCT products rely upon electronic mail and are therefore subject to laws and regulations relating to user privacy and information security.  In addition, many states have passed laws requiring notification to users when there is a security breach for personal data.  Any failure of Mediware’s products to comply with these laws may subject Mediware to significant liabilities or proceedings by governmental authorities. In addition, the interpretation of user privacy and information security laws is unclear and in a state of flux. Mediware expects to expend additional time and capital in an effort to address these evolving data security and privacy issues.  Further, any failure to protect privacy and data could result in a loss of customer or user confidence.

CCHIT

The U.S. Department of Health & Human Services initiatives have, among other things, led to the creation of the private-sector Certification Commission for Health Information Technology (“CCHIT”), which consists of 15 commissioners from across the healthcare industry and is the recognized certification body in the United States for health information technology products. CCHIT develops a set of private sector determined criteria for electronic health record functionality, interoperability, reliability and security, and is inspecting electronic health record software to determine its performance against these criteria.

Recognition of certain Interoperability Specifications of the Healthcare Information Technology Standards Panel. In January 2008, the U.S. Department of Health & Human Services recognized certain Interoperability Specifications of the Healthcare Information Technology Standards Panel, or HITSP, including electronic health record laboratory results reporting, biosurveillance and consumer empowerment.  These HITSP specifications are expected to be added to CCHIT criteria in 2008 and 2009, requiring all electronic health record vendors to comply with these standards in order to obtain certification. This will further increase the research and development and administrative investments required to meet the CCHIT criteria.

JCAHO

The Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), is an independent non-profit organization that provides voluntary evaluation and accreditation for more than 15,000 healthcare organizations in the United State and has the authority to revoke the accreditation of hospitals that fail to meet JCAHO standards of care.   A hospital’s failure to meet JCAHO’s standards could result in the loss of critical Medicare and Medicaid reimbursement revenue.  JCAHO’s mandates require hospitals to document all of a patient’s home medication when a patient is admitted to the hospital or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital and repeat this process when the patient is transferred in the hospital and when the patient is discharged.  Satisfaction of JCAHO standards is therefore a key to success for Mediware’s medication management products.  Accordingly, Mediware expends substantial time and resources to HIPAA compliance when developing software.

ISBT

The American Association of Blood Banks (AABB) has adopted a global standard for the labeling of blood products collected and used throughout the United States, called ISBT (International Society of Blood Transfusion) 128, to improve the identification and processing of human blood, tissue and organ products across international borders and disparate health care systems. The AABB established May 1, 2008 as the implementation deadline for its accredited blood centers and hospital transfusion services.  Mediware’s LifeTrak and Biologics products fully support ISBT 128.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's corporate headquarters are located in Lenexa, Kansas, where it occupies approximately 18,000 square feet of leased space. The Company also leases office space in Oak Brook, Illinois (approximately 16,000 square feet), Baltimore, Maryland (approximately 2,400 square feet) and Jacksonville, Florida (approximately 4,300 square feet).  The Company's United Kingdom operations are headquartered in Basildon, Essex, where it occupies leased space totaling approximately 6,000 square feet.

Item 3. Legal Proceedings.

On March 6, 2006, Triad Laboratory Alliance, LLC d/b/a Spectrum Laboratory Network (“Spectrum”) filed suit against Mediware in the General Court for Justice, Superior Court Division, County of Guilford, North Carolina. The case was subsequently removed from North Carolina state court to the United States District Court for the Middle District of North Carolina. Spectrum seeks an unspecified amount of damages (exceeding $300,000) due to, among other things, Mediware’s alleged misrepresentations and breaches of warranties under its license agreement and the violation of the North Carolina unfair trade practices statute.  Mediware counter-sued Spectrum for, among other things, breach of contract and misappropriation of Mediware’s intellectual property.  In July 2007, the parties agreed to enter into binding arbitration.  The lawsuits have been stayed while the case is proceeding through the arbitration process.  The outcome of the arbitration is not determinable.

On August 16, 2006, Mediware filed a lawsuit against Korchek Technologies, LLC (“Korchek”) in the United States District Court for the Eastern District of New York alleging breach of contract and tortious interference with Mediware's contractual relationships with certain customers.  On September 28, 2006, Korchek filed an answer to Mediware's lawsuit denying any wrongdoing and filed a counterclaim. The counterclaim seeks unspecified damages and alleges, among other things, that Mediware has improperly interfered with Korchek’s prospective business relationships; disparaged Korchek, its president and its products and improperly induced Korchek’s customers to breach their contractual relationship with Korchek.  The lawsuits are proceeding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “MEDW.”

The following table sets forth the high and low sales prices for the Company's common stock for each quarterly period of the fiscal years ended June 30, 2008 and 2007, as reported by Nasdaq.

	2008		2007
	High	Low	High	Low

First Quarter	$7.57	$6.00	$9.98	$7.30
Second Quarter	$7.46	$6.00	$9.49	$7.50
Third Quarter	$7.26	$5.22	$10.44	$8.05
Fourth Quarter	$6.22	$5.26	$9.07	$6.70

As of August 11, 2008, there were approximately 923 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders.  The Company does not currently intend to pay dividends, but it may review the benefits of paying dividends in the future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	976,000	$8.42	1,039,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	976,000	$8.42	1,039,000

Stock Comparison Graph

The following chart compares the cumulative total shareholder return on Mediware's common stock based on the closing bid price of Mediware's common stock for the five years ended June 30, 2008, with the cumulative total returns for the Russell 2000 Index and the Nasdaq Computer & Data Processing Services Stocks Index over the same period.  The comparison assumes $100 invested in Mediware's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.  The stock price performance shown on the chart is not necessarily indicative of future performance.

Item 6. Selected Financial Data.
(In thousands, except per share data)

Statements of Operations Data
For the years ended June 30,
	2008	2007	2006	2005	2004
Revenue
System sales	$11,612	$15,803	$12,164	$11,731	$12,421
Services	27,825	25,389	25,707	24,828	24,233

Total revenue	39,437	41,192	37,871	36,559	36,654

Cost of sales
Cost of systems (1)	3,092	2,905	2,197	2,262	2,392
Cost of services (1)	9,241	8,348	7,483	7,441	7,331

Total cost of sales	12,333	11,253	9,680	9,703	9,723

Gross profit (1)	27,104	29,939	28,191	26,856	26,931

Amortization of capitalized software	5,737	5,427	4,828	4,247	3,710
Software development costs	4,174	4,062	4,255	3,540	3,071
Selling, general and administrative	16,717	17,978	16,114	14,584	14,507
Net interest and other income	(847)	(1,145)	(677)	(235)	(235)

Income before income taxes	1,323	3,617	3,671	4,720	5,878

Income tax expense	(595)	(1,291)	(1,343)	(1,784)	(2,271)

Net income	$728	$2,326	$2,328	$2,936	$3,607

Net income per common share
Basic	$0.09	$0.29	$0.29	$0.38	$0.48

Diluted	$0.09	$0.28	$0.28	$0.36	$0.44

Weighted average common shares outstanding
Basic	7,961	8,122	8,009	7,790	7,463
Diluted	8,305	8,427	8,288	8,152	8,174

Balance Sheet Data
As of June 30,

Cash and cash equivalents	$22,741	$22,789	$18,996	$14,839	$10,213
Working capital	18,995	24,334	18,095	12,917	9,783
Total assets	57,628	59,320	53,723	49,533	46,202
Debt	-	4	29	54	1,494
Common stock and APIC	32,237	31,505	30,425	28,720	27,193
Retained Earnings	10,863	10,413	8,087	5,759	2,823
Total stockholders' equity	39,891	42,031	38,501	34,538	30,065

(1) Excludes amortization of capitalized software costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas.  The Company maintains an Internet website at www.mediware.com, at which reports filed with the Securities Exchange Commission under the Securities Exchange Act of 1934, can be obtained under “Investor Relations” without charge as soon as reasonably practicable after filed or furnished with the SEC.  The Company may post at its website additional information important to its shareholders and to potential investors.  Information on or linked to the Company website is not incorporated by reference into this Annual Report on Form 10-K.  Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

Mediware develops, markets, licenses, implements, services and supports clinical management information solutions.  Each of the Company's solutions is designed to create an automated ClosedLoop™ clinical system for the management of medications, blood or biologics. The company licenses and sells its solutions to hospitals, including acute care, long-term care and behavioral health facilities, and to blood and plasma centers.

Mediware generally sells implementation, training, and annual software support services with its software systems for its medication management, blood and biologic management product lines.  The software systems typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware.  In contrast, Mediware generally provides its blood and plasma center solutions and its MediREC solution on a monthly subscription basis.  These customers pay Mediware an initial start-up fee and a monthly fee for use of Mediware’s proprietary software and related services.

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

The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104 and Emerging Issues Task Force 00-21.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. These business acquisitions include Digimedics Corporation in May 1990, certain assets of Information Handling Services Group, including its Pharmakon and JAC business in June 1996, Informedics, Inc. in September 1998, and Integrated Marketing Solutions, LLC in October 2007.  Since July 1, 2001, the Company has evaluated goodwill for impairment utilizing undiscounted projected cash flows in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  As of June 30, 2008, the Company believes that no such impairment has occurred.  Goodwill was reduced by the recognition of related income tax benefit during fiscal 2008 and 2007.

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

Results of Operations

Fiscal Year Ended June 30, 2008, Compared to Fiscal Year Ended June 30, 2007

Total revenue decreased by $1,755,000 or 4% in fiscal 2008 as compared to fiscal 2007.  The decrease in revenue in fiscal 2008 occurred as the Company returned to a business cycle that did not include the increased revenue resulting from a sunset program.  The anticipated decline in revenue was partially offset by increased revenue associated with the acquisition of substantially all of the assets of IMS in October 2007 and increased service revenue.

Total revenue for the fiscal year ended June 30, 2008 was $39,437,000 compared to $41,192,000 in fiscal 2007.  Blood management products and services, including revenue from the recently acquired IMS products and services, recorded total revenue of $19,838,000 during fiscal 2008, a decrease of $3,485,000, or 15%, compared to $23,323,000 in fiscal 2007.  The decrease in revenue is largely due to a decline in blood management system sales, partially offset by revenue from the IMS acquisition on October 31, 2007.  Medication management products and services (excluding JAC operations) recorded an increase in total revenue of $693,000, or 6%, from $12,249,000 in fiscal 2007 to $12,942,000 in fiscal 2008.  The increase was primarily attributable to a very large MediMAR sale in the first half of fiscal 2008.  JAC recorded total revenues of $5,842,000 during fiscal 2008, representing an increase of $1,399,000, or 32%, compared to $4,443,000 in fiscal 2007 as JAC continues to take advantage of its positioning in the UK’s national  program.  Perioperative management revenue declined from $1,177,000 during fiscal 2007 to $815,000 during fiscal 2008, as a result of the Company’s decision to stop actively marketing its perioperative management products.

System sales, which include proprietary software, third party software and hardware revenue, revenue amounted to $11,612,000 for the fiscal year ended June 30, 2008, a decrease of $4,191,000, or 27%, from $15,803,000 in fiscal 2007.  System sales, which include proprietary software, third party software and hardware revenue, revenue for the blood management products were $4,744,000 for fiscal 2008, a decrease of $5,666,000, or 54%, compared to $10,410,000 in fiscal 2007.  This decrease is consistent with Mediware’s stated expectation of lower system sales in fiscal 2008 due to the completion of the Hemocare and LifeLine sunset program in June 2007.  The Company expects that its new blood management offerings, BloodSafe and BiologiCare, will have a positive impact on system sales in fiscal 2009.  System sales for the medication management products (excluding JAC) increased from $4,182,000 in fiscal 2007 to $4,926,000 in fiscal 2008, representing an increase of $744,000, or 18%.  JAC recorded system sales of $1,936,000 for fiscal 2008, representing an increase of $805,000, or 71%, compared to $1,131,000 reported for fiscal 2007.  The Company believes that ongoing delays and changes to the Connecting for Health Program in the United Kingdom and JAC’s appointment to the Additional Supply Capability and Capacity framework create opportunities for JAC to increase near term revenues.  Perioperative management system sales revenue was immaterial in both fiscal years.

Service revenue, which includes recurring software support, implementation and training services, increased $2,436,000, or 10%, to $27,825,000 in fiscal 2008 compared to $25,389,000 for fiscal 2007.  Service revenue for the blood management products totaled $15,094,000 for fiscal 2008, representing an increase of $2,181,000, or 17%, compared to $12,913,000 in fiscal 2007.  This increase primarily reflects an increase in implementation activity for the HCLL software systems, which were licensed as part of the sunset program.  Mediware anticipates that service revenue will continue to be strong throughout fiscal 2009 as the Company provides services on HCLL implementation projects.  Service revenue for the medication management products (excluding JAC) decreased $51,000, or 1%, to $8,016,000 in fiscal 2008.  Mediware announced in fiscal 2008 a program to encourage its medication management customers to upgrade their WORx software systems to the most recent version of the software prior to December 31, 2008.  As a result, Mediware expects an increase in service fees in fiscal 2009 as the Company assists its customers with the upgrade.  Perioperative management service revenue declined from $1,097,000 during fiscal 2007 to $809,000 during fiscal 2008, the result of the Company’s decision to stop actively marketing its perioperative management products.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its integrated system offering.   These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $187,000, or 6%, to $3,092,000 during fiscal 2008 as compared to $2,905,000 in fiscal 2007.  The gross margin, excluding amortization of capitalized software costs, on system sales was 73% in fiscal 2008 compared to 82% in fiscal 2007.   The decrease in gross margin is primarily due to the decline in high margin proprietary software sales during fiscal 2008 compared to fiscal 2007.

Cost of services relates to ongoing support and maintenance services and implementation services and includes the salaries of client service personnel and direct expenses of the client service departments.  Cost of services increased $893,000, or 11%, to $9,241,000 during fiscal 2008 as compared to $8,348,000 in fiscal 2007.  The increase in cost of services is primarily attributed to increases in customer service personnel to facilitate the implementation of HCLL software systems licensed as part of the sunset program and the promotional activities associated with the BCT services partially offset by a reduction in service personnel in other areas as part of the July 2007 business unit consolidation.  Gross margin on service revenue was 67% for both fiscal 2008 and fiscal 2007.  The Company believes, but cannot assure, that cost of services as a percentage of service revenue in fiscal 2009 will remain consistent with its current rate as the Company continues to implement the HCLL software and  provides significant implementation support to its WORx software users that are upgrading to a new version of the software.

Amortization of capitalized software increased $310,000, or 6%, to $5,737,000 in fiscal 2008 compared to $5,427,000 in fiscal 2007.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of its Mediware products.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs increased $112,000, to $4,174,000 in fiscal 2008 compared to fiscal 2007. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $7,418,000 in fiscal 2008 compared to $8,208,000 in the same period 2007, a decrease of $790,000, or 10%.  This decrease is primarily a result  of the July 2007 business unit consolidation, which allowed the Company to develop software more efficiently in fiscal 2008 with fewer software developers.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.   SG&A expenses decreased $1,261,000, from $17,978,000 in fiscal 2007 to $16,717,000 in fiscal 2008.  This decrease is primarily due to cost savings associated with the July 2007 business unit operational consolidation (for which we had a fiscal 2008 savings goal of $1,200,000), along with lower sales commissions, bonuses and bad debt expense.  This decrease was partially offset by increases in stock-based compensation expense, employee benefit costs and incremental costs associated with personnel added as part of the acquired IMS business.

Interest and other income for the year ended June 30, 2008 decreased $260,000, or 23%, compared to the year ended June 30, 2007 from $1,152,000 to $892,000.  This decrease primarily resulted from a period over period decrease in average interest rates and Mediware’s greater average cash and cash equivalents balances during fiscal 2007.

Income tax expense decreased $696,000, from $1,291,000 during fiscal 2007 to $595,000 in fiscal 2008, primarily due to the reduction in operating income.  In conjunction with this decrease, the effective tax rate increased from 36% for the year ending June 30, 2007 to 45% in fiscal 2008.  The increase in the effective tax rate is primarily attributable to a $225,000 non-cash write-off of certain deferred tax assets relating to fully vested non-qualified stock options that were forfeited as a result of the departure of certain employees during the first quarter of fiscal 2008.  During the fourth quarter of fiscal 2008, the Company exhausted its ordinary net operating losses for federal income tax purposes (excluding net operating loss carryforwards which are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended).  As a result, the Company expects to begin paying federal income taxes during fiscal 2009.

Net income during fiscal 2008 was $728,000, compared to net income of $2,326,000 during fiscal 2007, resulting in a decrease of net income of $1,598,000 or 69%.  An increase in service revenue and a decrease in SG&A expenses in fiscal 2008 were not sufficient to offset the decrease in system sales.

Fiscal Year Ended June 30, 2007, Compared to Fiscal Year Ended June 30, 2006

Total revenue for fiscal 2007 was $41,192,000 compared to $37,871,000 in fiscal 2006, an increase of $3,321,000 or 9%.  Revenue for blood management products and services increased $3,542,000, or 18%, to $23,323,000 in fiscal 2007 compared to $19,781,000 in fiscal 2006.  The revenue increase was principally driven by the sunset in fiscal 2007 of two legacy products.  The medication management products and services (excluding JAC) recorded an increase of $39,000, or less than 1% , to $12,249,000 in fiscal 2007 from $12,210,000 in fiscal 2006.  JAC recorded an increase of $179,000, or 4%, to $4,443,000 in fiscal 2007 compared to $4,264,000 in fiscal 2006.  Revenue from the perioperative management products and services decreased $439,000, or 27%, to $1,177,000 in fiscal 2007 compared to $1,616,000 in fiscal 2006.

System sales were $15,803,000 in fiscal 2007, an increase of $3,639,000, or 30%, from $12,164,000 in fiscal 2006.  System sales for the blood management products were $10,410,000, an increase of $3,935,000, or 61%, from $6,475,000 in fiscal 2006.  The increase resulted from the sunset of the legacy Hemocare and LifeLine products and customers migrating to the next generation HCLL product.  The final sunset date for these legacy products was June 30, 2007.  System sales for the medication management products (excluding JAC) increased $138,000, or 3%, from $4,044,000 in fiscal 2006 to $4,182,000 in fiscal 2007.  The increase reflects increased sales of the WORx product, as well as strong add-on sales to existing customers.  JAC recorded a decrease in system sales of $273,000, or 19%, from $1,404,000 in fiscal 2006 to $1,131,000 in fiscal 2007.  The decrease reflects delays in the Connecting for Health Program which resulted in slower than anticipated sales.  The perioperative management products experienced a decrease in system sales of $161,000 or 67% from $241,000 in fiscal 2006 to $80,000 in fiscal 2007.  The decrease reflects the fact that the Company was unable to gain traction in the sale of its perioperative management products to new customers in fiscal 2007.

Service revenue decreased $318,000, or 1%, from $25,707,000 in fiscal 2006 to $25,389,000 in fiscal 2007. Service revenue for the blood management products decreased $393,000, or 3%, from $13,306,000 in fiscal 2006 to $12,913,000 in fiscal 2007.  The decrease is a result of lower support revenues due to the sunset of the legacy products.  This was offset partially by increased revenues from implementation services for new HCLL projects.  Service revenue for the medication management products (excluding JAC) decreased $99,000, or 1.2%, from $8,166,000 in fiscal 2006 to $8,067,000 in fiscal 2007.  The decrease in service revenue is primarily due to a decline in ongoing implementation projects. The decline was offset partially by increased support revenues from customers who have completed their implementation and are now paying annual support fees.  Service revenue for JAC increased $452,000, or 16%, from $2,860,000 in fiscal 2006 to $3,312,000 in fiscal 2007.  This increase in service revenue is primarily due to increased support activity due to the completion of implementation activity on contracts signed within the last fiscal year.  Service revenue for the perioperative management products decreased $278,000, or 20%, from $1,375,000 in fiscal 2006 to $1,097,000 in fiscal 2007.  The decrease in service revenue reflects a decline in ongoing implementation projects.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $708,000, or 32%, from $2,197,000 in fiscal 2006 to $2,905,000 in fiscal 2007.  Gross margin on system sales, excluding amortization of capitalized software costs, was 82% in fiscal 2007 compared with 82% in fiscal 2006.

Cost of services for fiscal 2007 increased $865,000, or 12%, over the previous year.  The increase in cost of services primarily reflects increased staff associated with the implementation and rollout of the HCLL products.  Due to the increased staffing levels and loss of support revenues associated with the legacy blood management software, gross margin on service revenue declined from 71% in fiscal 2006 to 67% in fiscal 2007.

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

SG&A expenses increased $1,864,000, or 11.6%, from $16,114,000 in fiscal 2006 to $17,978,000 in fiscal 2007.  This increase includes an increase in non-cash charges for equity compensation of $271,000 primarily due to a charge of $469,000 in fiscal 2007.  The charge related to the accelerated vesting of certain outstanding and unvested stock options, pursuant to the terms of the 2003 Equity Incentive Plan, upon the acquisition by a third party of more than twenty percent of Mediware’s common stock.  In addition, increases in labor and related benefit costs and marketing related activities as well as payments of bonuses and commissions.  There was also an increase in bad debt and legal expenses.

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

Liquidity and Capital Resources at June 30, 2008 and 2007

As of June 30, 2008, Mediware had cash and cash equivalents of $22,741,000 compared to $22,789,000 at June 30, 2007.  Working capital was $18,995,000 and $24,334,000 at June 30, 2008 and June 30, 2007, respectively.  The current ratio was 2.5 to 1 at June 30, 2008 compared to 3.0 to 1 at June 30, 2007.  The reduction in the current ratio is primarily attributable to the IMS acquisition during the second quarter of fiscal 2008 and the repurchase of the Company’s common stock during the third quarter of fiscal 2008.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $13,317,000 during fiscal year 2008 compared to $7,968,000 during fiscal year 2007.  The increase in cash provided by operating activities is primarily due to improved collections of our accounts receivable, partially offset primarily by a decrease in net income.

Cash used in investing activities was $10,039,000 during fiscal year 2008 compared to $4,748,000 during fiscal 2007.  The increase in cash used in investing activities primarily relates to the acquisition of assets of IMS in November 2007.  Also contributing to the increase was an increase in capital expenditures, partially offset by a decrease in capitalized software costs.

Cash used in financing activities was $3,322,000 during fiscal year 2008 compared to cash provided by financing activities of $449,000 during the same period a year ago.  The cash used for financing activities in 2008 is primarily attributable to stock repurchased during the third quarter of fiscal 2008.  The cash used for financing activities during fiscal year 2007 was primarily the result of proceeds received from stock option exercises.

We currently use cash flow from operations to fund our capital expenditures, research and development and to support our working capital requirements.  We expect that future cash requirements will principally be for capital expenditures, research and development, working capital requirements, any additional stock repurchases and other strategic initiatives.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, research and development, any new repurchase of shares, and other cash requirements at least through the end of fiscal 2008.

The Company’s liquidity is influenced by its ability to perform in a competitive industry.  Factors that may affect liquidity are the Company’s ability to penetrate the market for its products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are implemented.  Exclusive of activities involving any future acquisitions of products or companies that complement or augment the Company’s existing line of products or any additional stock repurchases, the Company believes that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future.  The Company continues to review its long-term cash needs.  Currently, there are no plans for additional outside financing, except that Mediware is considering establishing a line of credit.

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

Tabular Disclosure of Contractual Obligations

The Company's contractual obligations at June 30, 2008 for operating leases are as follows (amounts in thousands):

Contractual Obligations

	Payments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	After 2013
Operating Lease Obligations	$4,958	$924	$959	$918	$902	$299	$956

The Company does not have any material capital lease obligations, purchase obligations or other long-term liabilities.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-government entities that are presented in conformity with generally accepted accounting principles in the United States.  The provisions of SFAS 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of the provisions of SFAS 162, but does not anticipate that the provisions of SFAS 162 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective for the third quarter of fiscal 2009.  The Company is currently evaluating the impact of the provisions of SFAS 161, but does not anticipate that the provisions of SFAS 161 will have a material impact on our financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for acquisitions dated on or after the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 160, but does not anticipate that the provisions of SFAS 160 will have a material impact on the financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not anticipate that the provisions of EITF 07-3 will have a material impact on the financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  Any such election is irrevocable.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of the pending adoption of SFAS 159, but does not anticipate that the provisions of SFAS 159 will have a material impact on the financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  The Company does not anticipate that the provisions of SFAS 157 will have a material impact on the financial condition or results of operations.

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

	Balance at June 30, 2008 ($ in 000)	Effective Interest Rate at June 30, 2008	Effect of 1% Change ($ in 000)
Cash Equivalents	$22,741	2.7%	$ 227

At June 30, 2008, a 1% point decrease in the current per annum interest rate for our cash equivalents each would result in $227,000 less interest income during the next fiscal year. The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of June 30, 2008. The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of the net assets of JAC reported in United States dollars.

These exposures may impact future earnings or cash flows.  Revenue from JAC represented approximately 15% of Mediware’s consolidated revenue in fiscal 2008 and 11% of Mediware’s consolidated revenue in fiscal 2007.  The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.  These changes, if material, could cause Mediware to adjust its financing and operating strategies.  Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors.  As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Assets and liabilities for JAC are matched in the local currency, which reduces the need for dollar conversion.  Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity. Mediware’s revenue for fiscal year 2008 was negatively impacted by a $4,000 foreign currency movement, primarily due to the strengthening of the United Stated dollar against the British pound.

Item 8. Financial Statements and Supplemental Data.

The Financial Statements and Notes required by this Item are included in this Report starting on page 41.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2008, 2007, and 2006

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualification Accounts

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit No. 4 to the Registration Statement on Form S-8, filed on July 3, 1996.
3.2	Certificate of Amendment of the Certificate of Incorporation	Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-8, filed on October 4, 2004.
3.3	By-laws	Incorporated by reference to Exhibit 3.15 in the Company’s Current Report on Form 8-K filed March 20, 2008.
10.1	Employment Agreement between Mediware Information Systems, Inc, and Rob Weber dated May 20, 2005.	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on May 23, 2005.
10.2	Form of Amendment to 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.58 in the Current Report on Form 8-K, filed on March 25, 2005.
10.3	Form of Amendment to 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.59 in the Current Report on Form 8-K, filed on March 25, 2005.
10.4	Amended and Restated Employment Agreement, dated as of December 13, 2004, between Mediware Information Systems, Inc. and Donnie L. Jackson.	Incorporated by reference to Exhibit 10.56 in the Current Report on Form 8-K, filed on December 13, 2004.
10.5	Agreement, dated as of December 13, 2004, by and between Mediware Information Systems, Inc. and Donnie L. Jackson, Jr.	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on December 13, 2004.

10.6	Mediware Information Systems, Inc. 2003 Equity Incentive Plan.	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, file on November 10, 2003.
10.7	Form 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Plan Agreement.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10.8	Mediware Information Systems, Inc. 2001 Stock Option Plan.	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, filed on December 31, 2001.
10.9	Form of 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10.10	Employment Agreement dated as of April 18, 2003 between Mediware Information Systems, Inc. and Robert Tysall-Blay.	Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.11	Employment Agreement between Mediware Information Systems, Inc. and James F. Burgess dated October 10, 2005.	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed on October 12, 2005.
10.12	Amended and Restated Employment Agreement between Mediware Information Systems, Inc. and Kevin Ketzel dated as of April 1, 2006.	Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2006.
10.13	Second Amended and Restated Employment Agreement between Mediware Information Systems, Inc. and John Damgaard dated August 2, 2007.	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed on August 6, 2007.
10.14	Letter Agreement dated as of July 1, 2006 between Mediware Information Systems, Inc. and Jill H. Suppes.	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed on July 7, 2006.
10.15	Employment Agreement dated as of June 30, 2006 between Mediware Information Systems, Inc. and Mark Williams.	Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K, filed July 7, 2006.
10.16
Asset Purchase Agreement, dated October 16, 2007, by and among Mediware Information Systems, Inc., Integrated Marketing Solutions, LLC, T.J.C. Investments, Inc., S.M.C., Inc., Todd Collins and Scott Ceccorulli
Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed October 22, 2008.
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

MEDIWARE INFORMATION SYSTEMS, INC.

Date: September 3, 2008	BY:	/s/ T. KELLY MANN
T. KELLY MANN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ T. KELLY MANN	President, Chief Executive Officer & Director	September 3, 2008
T. KELLY MANN	(Principal Executive Officer)

/s/ MARK B. WILLIAMS	Chief Financial Officer	September 3, 2008
MARK B. WILLIAMS	(Principal Accounting Officer)

/s/ LAWRENCE AURIANA	Chairman of the Board	September 3, 2008
LAWRENCE AURIANA

/s/ ROGER CLARK	Director	September 3, 2008
ROGER CLARK

/s/ DR. JOHN GORMAN	Director	September 3, 2008
DR. JOHN GORMAN

	Director	September 3, 2008
THE HONORABLE RICHARD GRECO

/s/ IRA NORDLICHT	Director	September 3, 2008
IRA NORDLICHT

/s/ ROBERT SANVILLE	Director	September 3, 2008
ROBERT SANVILLE

/s/ PHILIP COELHO	Director	September 3, 2008
PHILIP COELHO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, also assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. as of June 30, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited Schedule II – Valuation and Qualifying Accounts for each of the years in the three-year period ended June 30, 2008.  In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

Eisner  LLP
New York, New York
September 2, 2008

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	June 30,	June 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$22,741	$22,789
Accounts receivable (net of allowance of $748 and $1,079)	6,812	11,481
Inventories	102	196
Deferred income taxes	872	957
Prepaid expenses and other current assets	937	843

Total current assets	31,464	36,266

Fixed assets, net	1,831	1,210
Capitalized software costs, net	15,512	18,005
Goodwill, net	7,378	3,739
Other intangible assets, net	1,386	-
Other long-term assets	57	100

Total Assets	$57,628	$59,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,044	$1,171
Current portion of note payable	-	4
Advances from customers	7,718	7,246
Accrued expenses and other current liabilities	3,707	3,511

Total current liabilities	12,469	11,932

Deferred income taxes	5,268	5,357

Total liabilities	17,737	17,289

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; 8,180,000 and 8,151,000 shares issued in 2008 and 2007, respectively	818	815
Additional paid-in capital	31,419	30,690
Treasury stock, 549,000 shares at June 30, 2008	(3,318)	-
Retained earnings	10,863	10,413
Accumulated other comprehensive income	109	113

Total stockholders' equity	39,891	42,031

Total Liabilities and Stockholders' Equity	$57,628	$59,320

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except earnings per share)

	For the Years Ended June 30,
	2008	2007	2006

Revenue
System sales	$11,612	$15,803	$12,164
Services	27,825	25,389	25,707

Total revenue	39,437	41,192	37,871

Cost and Expenses
Cost of systems (1)	3,092	2,905	2,197
Cost of services (1)	9,241	8,348	7,483
Amortization of capitalized software costs	5,737	5,427	4,828
Software development costs	4,174	4,062	4,255
Selling, general and administrative	16,717	17,978	16,114

Total costs and expenses	38,961	38,720	34,877

Operating income	476	2,472	2,994

Interest and other income	892	1,152	685
Interest and other expense	(45)	(7)	(8)

Income before income taxes	1,323	3,617	3,671
Income tax provision	(595)	(1,291)	(1,343)

Net income	728	2,326	2,328

Other comprehensive income (loss)
Foreign currency translation adjustment	(4)	124	(70)

Comprehensive income	$724	$2,450	$2,258

Net income per Common Share
Basic	$0.09	$0.29	$0.29
Diluted	$0.09	$0.28	$0.28

Weighted Average Common Shares Outstanding
Basic	7,961	8,122	8,009
Diluted	8,305	8,427	8,288

(1) Excludes amortization of Capitalized Software Costs

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2008, 2007 and 2006
(Amounts in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at July 1, 2005	7,881	$788	$27,932	$-	$5,759	$59	$34,538
Exercise of stock options	197	20	1,000				1,020
Issuance of restricted common stock
Surrendered restricted common stock
Stock based compensation expense			335				335
Tax benefit from exercise of stock options			350				350
Foreign currency translation adjustment						(70)	(70)
Net income					2,328		2,328

Balance at June 30, 2006	8,078	808	29,617	-	8,087	(11)	38,501
Exercise of stock options	60	6	433				439
Stock based compensation expense	13	1	605				606
Tax benefit from exercise of stock options			35				35
Foreign currency translation adjustment						124	124
Net income					2,326		2,326

Balance at June 30, 2007	8,151	815	30,690	-	10,413	113	42,031
Cumulative effect of a change in accounting principal - adoption of FIN 48					(278)		(278)
Repurchase of common stock				(3,318)			(3,318)
Stock based compensation expense	29	3	729				732
Foreign currency translation adjustment						(4)	(4)
Net income					728		728

Balance at June 30, 2008	8,180	$818	$31,419	$(3,318)	$10,863	$109	$39,891

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)

	For the Years Ended June 30,
	2008	2007	2006
Cash Flows From Operating Activities
Net income	$728	$2,326	$2,328
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	6,582	5,991	5,485
Loss on disposal of fixed assets	12	48	-
Deferred tax provision	(50)	931	809
Stock based compensation expense – employees and directors	732	606	335
Provision for doubtful accounts	68	660	620
Changes in operating assets and liabilities:
Accounts receivable	5,047	(3,393)	(1,302)
Inventories	94	(36)	48
Prepaid and other assets	(38)	(82)	(5)
Accounts payable, accrued expenses and advances from customers	142	917	(352)
Net cash provided by operating activities	13,317	7,968	7,966

Cash Flows From Investing Activities
Acquisition of fixed assets	(1,271)	(602)	(519)
Capitalized software costs	(3,244)	(4,146)	(4,565)
Acquisition of Integrated Marketing Solutions, LLC	(5,524)	-	-
Net cash used in investing activities	(10,039)	(4,748)	(5,084)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	-	439	1,020
Excess tax benefit from exercise of stock options	-	35	350
Repurchase of common stock	(3,318)	-	-
Principal payments on note payable	(4)	(25)	(25)
Net cash provided by (used in) financing activities	(3,322)	449	1,345

Foreign currency translation adjustments	(4)	124	(70)

Net increase (decrease) in cash and cash equivalents	(48)	3,793	4,157
Cash at beginning of year	22,789	18,996	14,839
Cash at end of year	$22,741	$22,789	$18,996

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$230	$70	$40
Interest on note payable	$-	$1	$2

Supplemental disclosures of noncash financing activities:
Reduction of goodwill recorded for tax benefit of related amortization	$232	$232	$232

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
Mediware Information Systems, Inc. and subsidiaries (“Mediware” or the “Company”) develops, markets, licenses, implements and supports clinical management information software systems used primarily by hospitals and blood centers.  The Company's systems are generally designed to automate certain clinical departments of a hospital, namely, the blood bank and pharmacy, and to serve blood and plasma centers.  A system consists of the Company's proprietary application software, third-party licensed software, computer hardware and implementation services, training and annual software support.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Mediware Information Systems, Inc. and its wholly owned subsidiaries, Mediware Blood Management LLC, Mediware Medication Management LLC, Mediware Clinical Management LLC, Digimedics Corporation, Informedics, Inc. and Digimedics Corporation’s wholly owned subsidiary J.A.C. Computer Services, Ltd. (“JAC”).  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Revenue Recognition
The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware and the services performed related to the installation, configuration, training, consultation and ongoing support of the software and subscription sales of web-based applications.  Software license revenue is generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, vendor-specific objective evidence (“VSOE”) of the fair value of any undelivered element exists and no other significant obligations on the part of the Company remain.  Revenue from the sale of hardware is generally recognized upon shipment.  Fees for services, including installation, training and consultation are recognized as the services are provided.  Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104  and Emerging Issues Task Force (“EITF”) 00-21. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements if fair values exist for all elements of the arrangement.  Pursuant to SOP 98-9, the Company recognizes revenue from multiple-element software using the residual method.  Under the residual method, revenue is recognized in a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement.  Software license revenue and sub-licensed revenue in a multiple-element arrangement is generally recognized once all software products have been delivered to the customer.  The fair value of the remaining undelivered items is determined based upon VSOE of fair value and is deferred and recognized as revenue separately as the items are delivered/services are performed.  The residual revenue is allocated to the software, including project-related installation.  If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

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

Subscription revenues are recognized evenly over the subscription period.

Deferred revenue is comprised of deferrals for license fees, installation, configuration, training and other services for which payment has been received and for which the service has not yet been performed and the revenue has not been recognized.

Advertising Costs
Costs of advertising are expensed as incurred and amounted to $586,000, $736,000 and $572,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
The Company extends credit to certain customers who meet the Company’s pre-established credit requirements.  Generally, the Company does not require collateral when trade credit is granted to customers.  Credit losses are provided for in the Company’s financial statements and consistently have been within management’s expectations.

Allowance for Doubtful Accounts
The Company sells its products directly to end-users, generally requiring an up-front payment with the remaining payment terms dependent upon the creditworthiness of the customer.  Receivables from customers are generally unsecured.  The Company regularly monitors its customer account balances and actively pursues collections on past due balances.

The Company maintains an allowance for doubtful accounts based on historical collections and specific collection issues.  If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs.  Such adjustment could result in additional charges to the Company’s results of operations.

Inventory
Inventory consists primarily of third-party software licenses and computer hardware held for resale.  Both are valued at the lower of cost (first-in, first-out or “FIFO”) or market. Cost is determined based on the specific identification method.  Inventory consists of the following at June 30 (in thousands):

	2008	2007
Software Licenses	$85	$76
Computer Hardware	17	120
	$102	$196

Fixed Assets
Furniture, equipment and leasehold improvements are recorded at cost. Depreciation for furniture and equipment is provided on the straight-line method over their estimated useful lives, which are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease period.

Capitalized Software Costs
Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed,” once technological feasibility has been established the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of the software, which ranges from five to seven years. Amortization expense for the years ended June 30, 2008, 2007 and 2006 was $5,737,000, $5,427,000 and $4,828,000, respectively.

Capitalized software costs consisted of the following activity (in thousands):

	For the Year Ended June 30,
	2008	2007
Capitalized software costs
Beginning of year	$46,887	$42,741
Additions	3,244	4,146
	50,131	46,887
Less accumulated amortization	34,619	28,882
	$15,512	$18,005

Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. These business acquisitions include Digimedics Corporation in May 1990, Informedics, Inc. in September 1998, certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions, in June 1996, and certain assets of Integrated Marketing Solutions, LLC in October 2007.  Goodwill was reduced by certain income tax benefits amounting to $232,000 for each of the years ending June 30, 2008 and 2007.

Since July 1, 2001, the Company has evaluated goodwill for impairment utilizing undiscounted projected cash flows, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  As of June 30, 2008, management believes no such impairment has occurred.

Foreign Currency Translations
The functional currency for the Company's JAC subsidiary is the British pound. The translation to U.S. dollars is consistent with SFAS No. 52, “Foreign Currency Translation.”  The net gain or loss resulting from these foreign currency translations is reported as other comprehensive income or loss in the accompanying financial statements.  The Company recorded a foreign currency translation loss of $4,000 in 2008, a foreign currency gain of $124,000 in 2007 and a foreign currency translation loss of $70,000 in 2006.

Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Accordingly, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the timing differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date.  The resulting asset or liability is adjusted to reflect enacted changes in the tax law.

Earnings Per Common Share
Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding.  Diluted earnings per share include the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method, as well as the dilutive effect from outstanding restricted common stock awards.  The weighted average shares outstanding used in the calculations of earnings per share were as follows (in thousands):

	For the Year Ended June 30,
	2008	2007	2006
Shares outstanding, beginning	8,152	8,078	7,881
Weighted average shares issued	3	44	128
Weighted average shares repurchased	(194)	-	-
Weighted average shares outstanding – basic	7,961	8,122	8,009
Effect of dilutive securities	344	305	279
Weighted average shares outstanding – diluted	8,305	8,427	8,288

Potential common shares not included in the calculation of net income per share, as their effect would be anti-dilutive, are as follows (in thousands):

	For the Year Ended June 30,
	2008	2007	2006
Stock Options	703	573	595

Fair Value of Financial Instruments
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

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and Opinion 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.  As of June 30, 2008, the Company anticipated all outstanding options would vest.

Comprehensive Income
Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net income and other specified components.  The only component of comprehensive income other than net income for the Company is the change in the cumulative foreign currency translation adjustments recorded in stockholders’ equity.

New Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-government entities that are presented in conformity with generally accepted accounting principles in the United States.  The provisions of SFAS 162 are effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of the provisions of SFAS 162, but does not anticipate that the provisions of SFAS 162 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective for the third quarter of fiscal 2009.  The Company is currently evaluating the impact of the provisions of SFAS 161, but does not anticipate that the provisions of SFAS 161 will have a material impact on our financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for acquisitions dated on or after the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its results of operations and financial condition.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 160, but does not anticipate that the provisions of SFAS 160 will have a material impact on the financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not anticipate that the provisions of EITF 07-3 will have a material impact on the financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  Any such election is irrevocable.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of the pending adoption of SFAS 159, but does not anticipate that the provisions of SFAS 159 will have a material impact on the financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  The Company does not anticipate that the provisions of SFAS 157 will have a material impact on the financial condition or results of operations.

2. FIXED ASSETS

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows (in thousands):

	As of June 30,
	2008	2007	Estimated Useful Life
Computers and office equipment	$4,001	$3,500	3-5 Years
Furniture and fixtures	1,014	1,081	5 Years
Leasehold improvements	494	383	5-7 Years
	5,509	4,964
Less accumulated depreciation	3,678	3,754
	$1,831	$1,210

Depreciation expense was $667,000, $564,000 and $660,000 in 2008, 2007 and 2006, respectively.
3. ADVANCES FROM CUSTOMERS

Advances from customers represent contractual payments received by the Company.  It is principally comprised of support and maintenance revenue that is paid by customers in advance monthly, quarterly or annually in accordance with support contracts.  Support revenue is recognized ratably over the terms of the support contracts.
4. ACQUISITIONS

On October 31, 2007, Mediware acquired substantially all of the assets of Integrated Marketing Solutions, LLC, a Maryland limited liability company (“IMS”).  IMS was a leading provider of software products and services to blood and plasma donation centers.  IMS serviced the blood donor center industry by providing integrated software, programs and services to support donor recruitment, call centers, customer service, hospital services, sales and prospecting.   Following the acquisition, the Company began providing software products and services targeting blood and plasma donation centers in North America and Europe.  This software addresses the competitive nature of the blood supply market by enabling blood and plasma collection facilities with web-based tools to better manage relationships with donors, staffing and hospitals.  These products facilitate blood and plasma donor centers’ donor recruitment and retention, improve blood drives, and enable hospitals with electronic tools to order, ship and track products.

The acquired IMS assets generate revenue through subscription sales of web-based applications and by providing professional and promotional services to its customers.  Subscription revenues are recognized evenly over the subscription period.  Professional and promotional revenues are recognized as the service is rendered.

The purchase price paid for the assets of IMS consists of an initial purchase price of $5,458,000 paid in cash at the closing.  Additionally, subsequent to June 30, 2008, the Company paid contingent consideration of $369,000 based on the successful achievement of certain revenue milestones.  The Company also received $55,000 from the seller as part of the final working capital adjustment.  The Company incurred $66,000 of legal and accounting fees related to this transaction which have been included in the total purchase price.  The results of the IMS acquisition are included in the accompanying consolidated financial statements from the date of acquisition.

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

The following summarizes the final purchase price allocation (in thousands):

Purchase Price Allocation
Accounts receivable	$446
Prepaid expenses and other current assets	6
Fixed assets	29
Intangible assets subject to amortization	1,564
Goodwill	3,871
Other long-term assets	7
Accounts payable	(50)
Customer advances	(35)
Total Purchase Price	$5,838

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories and goodwill as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$473	5.0 years	25.9%
Customer relationships	1,056	7.0 years	25.9%
Non-compete agreements	35	1.5 years	24.0%
	$1,564	6.3 years

Goodwill	$3,871

The Company believes that the estimated tangible assets represent fair value at the date of acquisition.  The fair value of an asset is defined as the amount for which an asset or liability could be bought or sold in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.

The Company valued the purchased technology using the relief from royalty method, which is considered an income approach.  The underlying principal of the relief from royalty method is that the value of purchased technology can be estimated by determining the cost savings the company achieves by not having to license the software and pay royalties.  This method requires the use of certain estimates, including forecasted sales, royalty rates and discount rates.  Based on this methodology the Company assigned the value of purchased technology at $473,000.  The Company is amortizing this amount over its estimated useful life of five years.

The Company valued the customer relationships using the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $1,056,000.  The Company is amortizing this amount over its estimated useful life of seven years.

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

The proforma effect of the acquisition of IMS is not being presented as such acquisition is not material.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the fiscal year ended June 30, 2008 is as follows (in thousands):

Carrying amount as of June 30, 2007	$3,739
Increase from acquisition of business	3,871
Tax benefit of amortization	(232)
Carrying amount as of June 30, 2008	$7,378

Other Intangible Assets

The carrying amount of our other intangible assets as of June 30, 2008 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Purchased technology	$473	$(63)	$410	5.0
Customer relationships	1,056	(101)	955	7.0
Non-compete agreements	35	(14)	21	1.5
	$1,564	$(178)	$1,386

Amortization expense for other intangible assets amounted to $178,000 for fiscal year 2008.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2009	267
2010	245
2011	245
2012	245
2013	182
Thereafter	202
$1,386

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,
	2008	2007
Payroll and related benefits	$2,000	$1,934
Accounting, legal and other professional fees	310	455
Income taxes payable	485	249
Contract labor	-	39
Royalties	216	254
Deferred rent	40	14
Other	656	566
	$3,707	$3,511

7. STOCK BASED COMPENSATION

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of June 30, 2008, there were 1,039,000 shares available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of June 30, 2008 no options were available to be issued under this Plan.

The Company accounts for stock-based compensation in accordance with SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation.  The aggregate noncash stock based compensation expense totaled $732,000, $606,000 and $335,000 for the years ended June 30, 2008, 2007 and 2006, respectively.  The fiscal 2007 stock based compensation expense included a charge of $469,000, which related to the accelerated vesting of certain outstanding and unvested stock options, pursuant to the terms of the 2003 Equity Incentive Plan, upon the acquisition by a third party of more than twenty percent of Mediware’s common stock.

Restricted Common Stock Awards

During fiscal 2006, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 200,000 restricted shares of common stock (the “Performance Shares”).  The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share.  The Company has not recorded any compensation expense related to the Performance Shares because it is not probable the performance goals will be met.  The Company will continue to assess whether or not the achievement of any performance goals are probable at each reporting period, and will begin recognizing the related expense if and when the performance conditions become probable.  During the year ended June 30, 2008, 125,000 of these Performance Shares were canceled due to the resignation of certain key employees.  The Performance Shares may result in compensation expense in future periods of up to $699,000, representing the fair value on the date of the grant.

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  For the years ended June 30, 2008 and 2007, the Company recorded compensation expense of $92,000 and $70,000, respectively related to the Time-Based Shares, including a benefit of $18,000 related to the forfeiture of 5,000 unvested Time-Based Shares during fiscal 2008.  The Time-Based Shares will result in compensation expense in future periods of up to $69,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of shares granted was determined based upon the fair market value of the Company’s stock on January 1 of each fiscal year.  As a result, a total of 10,000 Director Shares were granted to the directors in each of fiscal 2008 and 2007.  These shares vested on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to these shares of $64,000 and $80,000 for the years ended June 30, 2008 and 2007, respectively.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “Enhanced Performance Shares”).  The Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the year ended June 30, 2008, the Company recorded $383,000 of compensation expense related to the Enhanced Performance Shares.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The Enhanced Performance Shares may result in compensation expense in future periods of up to $1,074,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $228,000 of unrecognized time-based compensation expense related to the continued employment of the key employees.

Estimated future stock-based compensation expense related to time-based restricted stock is as follows (in thousands):

Fiscal Years Ending June 30,	Time-Based Shares	Enhanced Performance Shares (Time-Based Portion)	Total
2009	$48	$155	$203
2010	16	67	83
2011	5	6	11
Total estimated future stock-based compensation expense	$69	$228	$297

A summary of the status of the Company’s nonvested restricted common stock as of June 30, 2008, and changes during the year ended June 30, 2008, is presented below (shares amounts in thousands):

	Performance Shares	Weighted Average Grant Date Fair Value	Time-Based Shares	Weighted Average Grant Date Fair Value	Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2007	200	$8.80	22	$8.50	-	$-
Granted	-	$-	10	$6.09	220	$6.62
Canceled or forfeited	(125)	$8.48	(5)	$8.50	-	$-
Vested	-	$-	7	$8.50	12	$6.48
Nonvested at June 30, 2008	75	$9.32	20	$7.29	208	$6.63

The fair value of the restricted shares is determined based on the average trading price of the Company’s shares on the grant date, except for the Director Shares which is determined based on the average trading price of the Company’s shares as of January 1 of each year, pursuant to the directors’ compensation plan.

Stock Option Awards

During fiscal 2006, the Company modified the existing terms of options held by two former members of the Board of Directors.  Under the terms of those modifications, the lives of the options were extended.  The Company recorded $60,000 of noncash compensation expense related to these agreements for the year ended June 30, 2006, with a corresponding increase to additional paid in capital.

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Year Ended June 30,
	2008	2007	2006
Risk-free interest rates	2.7% - 4.8%	4.6% - 5.1%	4.2% - 5.1%
Expected option life in years	1-5	2 – 3	6 – 7
Expected stock price volatility	34% - 41%	37%	35%
Expected dividend yield	-0-	-0-	-0-

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

The following table sets forth summarized information concerning the Company's stock options as of June 30, 2008 (share amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	1,022	$8.97

Granted	237	6.86
Exercised	-	-
Forfeited or expired	(283)	9.07

Outstanding at end of year	976	$8.42	4.1	$353

Expected to vest at end of year	976	$8.42	4.1	$353

Options exercisable at end of year	761	$8.88	3.2	$353

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from options exercised under all stock-based payment arrangements for the years ended June 30, 2007 and 2006 was $439,000 and $1,020,000, respectively.  The excess tax benefit realized for the tax deductions related to option exercises of the share-based payment arrangements totaled $35,000 and $350,000 for the years ended June 30, 2007 and 2006, respectively.  The aggregate intrinsic value of options exercised during the years ended June 30, 2007 and 2006 was $93,000 and $693,000, respectively.  There were no options exercised during the year ended June 30, 2008.  Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the years ended June 30, 2008, 2007 and 2006 was $2.13, $2.30 and $3.95 per option, respectively.  The Company recorded $193,000, $456,000 and $276,000 of compensation expense for stock option plans for the years ended June 30, 2008, 2007 and 2006, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2009	$175
2010	90
2011	39
2012	10
Total estimated future stock-based compensation expense	$314

A summary of the status of the Company’s nonvested options as of June 30, 2008 and 2007, and changes during the year ended June 30, 2008, is presented below (share amounts in thousands):
Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2007	-	$-
Granted	237	$2.13
Canceled or expired	-	-
Vested	(22)	$1.34
Nonvested at June 30, 2008	215	$2.22

The total fair value of shares vested during the years ended June 30, 2008, 2007 and 2006 was $29,000, $749,000 and $220,000, respectively.

The following table presents information relating to stock options at June 30, 2008 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	157	$3.59	1.3	157	$3.59
$4.50 - $ 7.49	262	$6.77	6.3	47	$6.59
$7.50 - $ 8.99	131	$8.13	2.2	131	$8.13
$9.00 - $ 10.49	172	$10.13	4.9	172	$10.13
$10.50 - $11.99	92	$10.89	2	92	$10.89
$12.00 - $13.49	117	$12.45	5	117	$12.45
$13.50 - $14.99	45	$13.74	5.7	45	$13.74
	976			761

8. INCOME TAXES

Income tax expense is as follows (in thousands):

	For the Year Ended June 30,
	2008	2007	2006
Current:
Federal	455	$110	$-
State	168	14	60
Foreign	254	151	124
Total current expense	877	275	184

Deferred:
Federal	(248)	892	1,037
State	(29)	124	122
Foreign	(5)	-	-
Total deferred expense (benefit)	(282)	1,016	1,159
Total income tax expense	$595	$1,291	$1,343

The deferred income tax provision does not include $232,000 for each of the years ended June 30, 2008, 2007 and 2006 relating to the income tax benefit realized on goodwill amortized for tax purposes.  The deferred income tax provision also does not include an income tax benefit relating to the exercise of certain stock options amounting to $35,000 and 350,000 for the years ended June 30, 2007 and 2006, respectively.

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of deferred income taxes as of June 30 are as follows (in thousands):

	2008	2007
Deferred tax asset:
Net operating loss carryforwards	$428	$1,124
Business tax credit carryforwards	-	278
Stock-based compensation	272	298
Depreciation and amortization	40	-
Valuation reserves and accruals deductible in different periods	919	957
Alternative minimum tax	333	331
Total deferred tax assets	1,992	2,988
Less: valuation allowance	(428)	(481)
	1,564	2,507

Deferred tax liability:
Valuation reserves and accruals deductible in different periods	(65)	-
Depreciation and amortization	-	(66)
Software cost capitalization	(5,895)	(6,841)
Total deferred tax liabilities	(5,960)	(6,907)
Net deferred tax liability	$(4,396)	$(4,400)

Domestic and foreign income before income taxes is (in thousands):

	For the Year Ended June 30,
	2008	2007	2006
Domestic	$492	$3,105	$2,987
Foreign	831	512	684
	$1,323	$3,617	$3,671

The difference between the tax expense reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

	For the Year Ended June 30,
	2008	2007	2006
Federal income tax at statutory rate	$450	$1,230	$1,249
State income tax, net of Federal benefit	98	138	179
Foreign tax benefit	(34)	(23)	(109)
Write-off of deferred tax assets associated with forfeited vested non-qualified stock options	202	-	-
Accrual adjustments and true-up to cumulative temporary differences	(95)	-	-
Other, including non-deductible expenses	(26)	(54)	24
	$595	$1,291	$1,343

As of June 30, 2008, the Company has net operating loss carryforwards of approximately $1,127,000 available to reduce future federal taxable income.  This entire amount is subject to limitations in accordance with Section 382 of the Internal Revenue Code of 1986, as amended.  Additionally, the net operating loss carryforwards may be subject to further limitations should certain future ownership changes occur.  The net operating losses expire in various years through 2018.  As of June 30, 2008, the Company has recorded a valuation allowance for the entire amount of any deferred tax assets relating to this net operating loss.  The Company also has available alternative minimum tax credits of $333,000 to reduce future federal income tax expense.

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretations of FASB Statement No. 109” (“FIN 48”).  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosures with respect to the uncertainty in income taxes.  FIN 48 was effective for the Company on July 1, 2007.

As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in an increase of $278,000 in the liability for unrecognized tax benefits that was accounted for as a decrease to opening retained earnings.  Such adjustment was recorded in the fourth quarter of fiscal 2008 based on evaluation of new information which management became aware of during such period.  As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $362,000.  As of June 30, 2008, the balance of unrecognized tax benefits remained unchanged at $362,000 which related to tax positions which, if recognized, would affect the annual effective tax rate.  The Company recognizes accrued interest and penalties in income tax expense.  Accrued interest and penalties on June 30, 2008 amounted to $16,000.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ended before June 30, 2004.  However, to the extent utilized, the Company’s net operating loss carryforwards originating in closed years, remain subject to examinations.

During the year ended June 30, 2008, the Company reduced its deferred tax assets by approximately $225,000 in connection with fully vested non-qualified employee stock options which terminated as a result of the departure of certain employees.

9. RETIREMENT PLAN

The Company has a 401(k) Retirement Plan (the “Retirement Plan”), which covers all eligible employees.  Participants may contribute up to the maximum allowable per the Internal Revenue Service regulations.   In addition, the Company may make discretionary contributions to the Retirement Plan, subject to certain limitations.  Company contributions to the Retirement Plan were $214,000, $204,000 and $196,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

10. RELATED PARTY TRANSACTIONS

During 2006, expenses totaling $15,000 were paid for consulting services provided by a director/stockholder of the Company.

11. COMMITMENTS AND CONTINGENCIES

(a) Operating Leases
Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2020. Under these leases, minimum commitments are as follows (in thousands):

For the Year Ended June 30,
2009	$924
2010	959
2011	918
2012	902
2013	299
Thereafter	956
$4,958

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rent expense for the years ended June 30, 2008, 2007 and 2006 amounted to $979,000, $1,157,000 and $1,417,000, respectively.

(b) Royalties
In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms. Under this agreement, the Company is required to pay royalties of 5% to 15% on sales of this software product.  Upon request, the Company is required to assist with a royalty audit.

(c) Other Contingencies and Uncertainties
On March 6, 2006, Triad Laboratory Alliance, LLC d/b/a Spectrum Laboratory Network (“Spectrum”) filed suit against Mediware in the General Court for Justice, Superior Court Division, County of Guilford, North Carolina. The case was subsequently removed from North Carolina state court to the United States District Court for the Middle District of North Carolina. Spectrum seeks an unspecified amount of damages (exceeding $300,000) due to, among other things, Mediware’s alleged misrepresentations and breaches of warranties under its license agreement and the violation of the North Carolina unfair trade practices statute.  Mediware counter-sued Spectrum for, among other things, breach of contract and misappropriation of Mediware’s intellectual property.  In July 2007, the parties agreed to enter into binding arbitration.  The lawsuits have been stayed while the case is proceeding through the arbitration process.  The outcome of the arbitration is not determinable.

On August 16, 2006, Mediware filed a lawsuit against Korchek Technologies, LLC (“Korchek”) in the United States District Court for the Eastern District of New York alleging breach of contract and tortious interference with Mediware's contractual relationships with certain customers.  On September 28, 2006, Korchek filed an answer to Mediware's lawsuit denying any wrongdoing and filed a counterclaim. The counterclaim seeks unspecified damages and alleges, among other things, that Mediware has improperly interfered with Korchek’s prospective business relationships; disparaged Korchek, its president and its products and improperly induced Korchek’s customers to breach their contractual relationship with Korchek.  The lawsuits are proceeding.

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

12. TREASURY STOCK

In February 2008, the Board of Directors of the Company approved a share repurchase program, authorizing Mediware to repurchase up to $4.0 million of its common stock, at times and prices as the President and Chief Executive Officer or the Chief Financial Officer of the Company shall determine to be appropriate.  The program has no expiration date, and Mediware has no obligation to purchase shares under the program.  Pursuant to the program, Mediware repurchased 549,000 shares at a cost of $3,318,000 during the year ended June 30, 2008.

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

	Balance at June 30, 2008 ($ in 000)	Effective Interest Rate at June 30, 2008	Effect of 1% Change ($ in 000)
Cash Equivalents	$22,741	2.7%	$227

At June 30, 2008, a 1% point decrease in the current per annum interest rate for our cash equivalents each would result in $227,000 less interest income during the next fiscal year. The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of June 30, 2008. The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

14. FOREIGN CURRENCY RISK

The Company has exposure to exchange rate fluctuations arising from obligations settled in foreign currencies.  The Company has approximately $2,599,000 subject to such risk at June 30, 2008.

15. SEGMENT INFORMATION

The Company has three distinct product lines:  Medication Management systems, Blood Management systems and Perioperative Management systems.   Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these three product lines into one reporting segment.  Revenue by product line are as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006
Medication Management Systems	$18,785	$16,692	$16,474
Blood Management Systems	19,837	23,323	19,781
Perioperative Management Systems	815	1,177	1,616
Total	$39,437	$41,192	$37,871

Selected financial information by geographic area is as follows (in thousands):

	For the Year Ended June 30,
	2008	2007	2006
Revenue from Unaffiliated Customers:
United States	$33,594	$36,749	$33,607
United Kingdom	5,843	4,443	4,264
Total	$39,437	$41,192	$37,871

Net Income:
United States	$146	$1,964	$1,844
United Kingdom	582	362	484
Total	$728	$2,326	$2,328

	As of June 30,
	2008	2007	2006
Identifiable Assets:
United States	$52,219	$54,936	$50,068
United Kingdom	5,409	4,384	3,655
Total	$57,628	$59,320	$53,723

16. EXIT ACTIVITIES

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

Costs to be incurred in connection with this exit activity comprise one-time benefits to employees who were involuntarily terminated, costs related to the early termination of certain contracts, and costs of consolidating facilities.  Management had not finalized or communicated the plan of termination associated with the restructuring as of June 30, 2007, therefore the Company did not incur an exit activity liability in its June 30, 2007 consolidated financial statements.  The following table provides a reconciliation of the beginning and ending balances of the exit activity liability (in thousands):

	Employee Termination Benefits	Contract Termination Costs	Facilities Consolidation Costs	Total
Balance, June 30, 2007	$-	$-	$-	$-
Additional expense incurred	273	7	97	377
Amounts paid	(273)	(7)	(97)	(377)
Balance, June 30, 2008	$-	$-	$-	$-

The Company recorded all expenses related to exit activity costs as Selling, General and Administrative expenses in the accompanying financial statements for fiscal 2008.

The following table provides a reconciliation of beginning and ending balances of the exit activity liability by business units:

	Medication Management	Perioperative Management	Total
Balance, June 30, 2007	$-	$-	$-
Additional expense incurred	268	109	377
Amounts paid	(268)	(109)	(377)
Balance, June 30, 2008	$-	$-	$-

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2008 and 2007 is as follows (table in thousands, except per share amounts):

	Fiscal Quarter Ended 2008
	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008
Net sales and service	$10,744	$8,659	$9,839	$10,195
Gross profit (1)	7,839	5,676	6,640	6,949
Net income (loss)	463	(337)	316	286
Net income (loss) per share, basic	$0.06	$(0.04)	$0.04	$0.04
Net income (loss) per share, diluted	$0.05	$(0.04)	$0.04	$0.04

	Fiscal Quarter Ended 2007
	Sep. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2007
Net sales and service	$8,475	$11,262	$11,057	$10,398
Gross profit (1)	5,948	8,538	8,057	7,396
Net income	164	905	831	426
Net income per share, basic	$0.02	$0.11	$0.10	$0.05
Net income per share, diluted	$0.02	$0.11	$0.10	$0.05

(1)  Excludes amortization of capitalized software costs

MEDIWARE INFORMATION SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2008 allowance for doubtful accounts	$1,079	$68	$-	$(399)	$748
Year ended June 30, 2007 allowance for doubtful accounts	$923	$660	$-	$(504)	$1,079
Year ended June 30, 2006 allowance for doubtful accounts	$626	$620	$-	$(323)	$923