Form 10-Q
period 2008-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2008-10-28
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 20, 2008, there were 7,672,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

Index

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	September 30,	June 30,
	2008	2008
ASSETS
Current Assets
Cash and cash equivalents	$22,101	$22,741
Accounts receivable (net of allowance of $637 and $748)	8,841	6,812
Inventories	109	102
Deferred income taxes	606	872
Prepaid expenses and other current assets	1,162	937
Total current assets	32,819	31,464

Fixed assets, net	1,779	1,831
Capitalized software costs, net	15,030	15,512
Goodwill, net	7,320	7,378
Other intangible assets, net	1,320	1,386
Other long-term assets	57	57
Total Assets	$58,325	$57,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,327	$1,044
Advances from customers	9,069	7,718
Accrued expenses and other current liabilities	2,794	3,707
Total current liabilities	13,190	12,469

Deferred income taxes	5,006	5,268
Total liabilities	18,196	17,737

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; 8,219,000 and 8,180,000 shares issued as of September 30, 2008 and June 30, 2008, respectively	822	818
Additional paid-in capital	31,667	31,419
Treasury stock, 549,000 shares at September 30, 2008 and June 30, 2008, respectively	(3,318)	(3,318)
Retained earnings	11,081	10,863
Accumulated other comprehensive income (loss)	(123)	109
Total stockholders' equity	40,129	39,891
Total Liabilities and Stockholders' Equity	$58,325	$57,628

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except earnings per share)

	Three Months Ended
	September 30,
	(Unaudited)
	2008	2007

Revenue
System sales	$2,429	$4,190
Services	7,404	6,554

Total revenue	9,833	10,744

Cost and Expenses
Cost of systems (1)	740	689
Cost of services (1)	2,657	2,216
Amortization of capitalized software costs	1,486	1,440
Software development costs	876	983
Selling, general and administrative	3,862	4,584

Total costs and expenses	9,621	9,912

Operating income	212	832

Interest and other income	138	290
Interest and other expense	10	(27)

Income before income taxes	360	1,095
Income tax provision	(142)	(632)

Net income	218	463

Other comprehensive income
Foreign currency translation adjustment	(232)	35

Comprehensive income (loss)	$(14)	$498

Net income per Common Share
Basic	$0.03	$0.06
Diluted	$0.03	$0.05

Weighted Average Common Shares Outstanding
Basic	7,643	8,151
Diluted	8,000	8,458

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional			Accumulated Other
	Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss)	Total
Balance at June 30, 2008	8,180	$818	$31,419	$(3,318)	$10,863	$109	$39,891
Issuance of common stock on vesting of restricted shares	39	4	(4)				-
Stock based compensation expense			252				252
Foreign currency translation adjustment						(232)	(232)
Net income					218		218
Balance at September 30, 2008 (Unaudited)	8,219	$822	$31,667	$(3,318)	$11,081	$(123)	$40,129

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Three Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$218	$463
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	1,725	1,600
Loss on write-off of fixed assets	-	10
Stock based compensation expense	252	153
Deferred tax provision	62	619
Provision for doubtful accounts	75	179
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,139)	(1,626)
Inventories	(7)	96
Prepaid expenses and other assets	(218)	(282)
Accounts payable, accrued expenses and advances from customers	1,070	1,913
Net cash provided by operating activities	1,038	3,125

Cash Flows From Investing Activities
Acquisition of fixed assets	(128)	(195)
Capitalized software costs	(1,004)	(928)
Acquisition of Integrated Marketing Solutions, LLC	(314)	-
Net cash used in investing activities	(1,446)	(1,123)

Cash Flows From Financing Activities
Principal payments on note payable	-	(4)
Net cash used in financing activities	-	(4)

Foreign currency translation adjustments	(232)	35

Net (decrease) increase in cash and cash equivalents	(640)	2,033
Cash at beginning of period	22,741	22,789
Cash at end of period	$22,101	$24,822

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes paid	$32	$72

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Mediware Information Systems, Inc. (“Mediware” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Mediware's audited financial statements for the fiscal year ended June 30, 2008, included in Mediware's Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three months ended September 30, 2008 and 2007, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.     TREASURY STOCK

In February 2008, the Board of Directors of the Company approved a share repurchase program, authorizing Mediware to repurchase up to $4.0 million of its Common Stock, at times and prices as the President and Chief Executive Officer or the Chief Financial Officer of the Company shall determine to be appropriate.  The program has no expiration date, and Mediware has no obligation to purchase shares under the program.  As of September 30, 2008, the Company has repurchased 549,000 shares at a cost of $3.3 million under this share repurchase program.  Subsequent to September 30, 2008, the Board of Directors expanded the share repurchase program by $3.3 million. The Company is authorized to repurchase an additional $4.0 million of its Common Stock under the same terms and conditions under the original share repurchase program.  In total, (including previous repurchases) the Company has been authorized to repurchase approximately $7.3 million of its Common Stock.

Shares of Common Stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the accompanying consolidated balance sheets. When shares are reissued, the Company will use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional paid-in capital.

4.     ACQUISITIONS

On October 31, 2007, Mediware acquired substantially all of the assets of Integrated Marketing Solutions, LLC, a Maryland limited liability company (“IMS”).  IMS is a provider of software products and services to blood and plasma donation centers.  IMS services the blood donor center industry by providing integrated software, programs and services to support donor recruitment, call centers, customer service, hospital services, sales and prospecting.   Following the acquisition, the Company began providing software products and services targeting blood and plasma donation centers in North America and Europe.  This software addresses the competitive nature of the blood supply market by enabling blood and plasma collection facilities with web-based tools to better manage relationships with donors, staffing and hospitals.  These products facilitate blood and plasma donor centers’ donor recruitment and retention, improve blood drives, and enable hospitals with electronic tools to order, ship and track products.

Index

The acquired IMS assets generate revenue through subscription sales of web-based applications and by providing professional and promotional services to its customers.  Subscription revenue is recognized evenly over the subscription period.  Professional and promotional revenue are recognized as the services are rendered.

The purchase price paid for the assets of IMS consists of an initial purchase price of $5,458,000 paid in cash at the closing.  Additionally, the Company paid contingent consideration of $369,000 based on the successful achievement of certain revenue milestones.  The Company also received $55,000 from the seller as part of the final working capital adjustment.  The contingent consideration and the final working capital adjustment were fully accrued at June 30, 2008, and paid in July 2008.  The Company incurred $66,000 of legal and accounting fees related to this transaction which have been included in the total purchase price.  The results of the IMS acquisition are included in the accompanying consolidated financial statements from the date of acquisition.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the three-months ended September 30, 2008 is as follows (in thousands):

Carrying amount as of June 30, 2008	$7,378
Tax benefit of amortization	(58)
Carrying amount as of September 30, 2008	$7,320

Other Intangible Assets

The carrying amount of our other intangible assets as of September 30, 2008 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Purchased technology	$473	$(87)	$386	5.0
Customer relationships	1,056	(138)	918	7.0
Non-compete agreements	35	(19)	16	1.5
	$1,564	$(244)	$1,320

Index

Amortization expense for other intangible assets amounted to $66,000 for the three months ended September 30, 2008.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2009	201
2010	245
2011	245
2012	245
2013	182
Thereafter	202
$1,320

6.     STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation.  The aggregate noncash stock based compensation expense totaled $252,000 and $153,000 for the three-months ended September 30, 2008 and 2007, respectively.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of September 30, 2008, there were 1,044,000 shares available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of September 30, 2008 no options were available to be issued under this Plan.

Restricted Common Stock Awards

During fiscal 2006, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 200,000 restricted shares of common stock (the “Performance Shares”).  The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share.  The Company has not recorded any compensation expense related to the Performance Shares because it is not probable the performance goals will be met.  The Company will continue to assess whether or not the achievement of any performance goals are probable at each reporting period, and will begin recognizing the related expense if and when the performance conditions become probable.  As of September 30, 2008, 75,000 of these Performance Shares were outstanding.  The Performance Shares may result in compensation expense in future periods of up to $699,000, representing the fair value on the date of the grant, if it becomes probable the performance goals will be met.

Index

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  For the three months ended September 30, 2008 and 2007, the Company recorded compensation expense of $1,000 and $70,000, respectively related to the Time-Based Shares, net of a benefit of $11,000 related to the forfeiture of 5,000 unvested Time-Based Shares during the three-months ended September 30, 2008.  The Time-Based Shares will result in compensation expense in future periods of up to $37,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of shares granted is determined based upon the fair market value of the Company’s stock on January 1 of each fiscal year.  These shares vested on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to these shares of $18,000 for the three-months ended September 30, 2008 and 2007, respectively.    The Director Shares will result in compensation expense in future periods of up to $52,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “Enhanced Performance Shares”).  The Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the three-months ended September 30, 2008 and 2007, the Company recorded $176,000 and $59,000 of compensation expense related to the Enhanced Performance Shares.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The Enhanced Performance Shares may result in compensation expense in future periods of up to $898,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $185,000 of unrecognized time-based compensation expense related to the continued employment of the key employees.

Estimated future stock-based compensation expense related to time-based restricted stock is as follows (in thousands):

Fiscal Years Ending June 30,	Time-Based Shares	Enhanced Performance Shares (Time-Based Portion)	Director Shares	Total
2009	$23	$112	$52	$187
2010	10	67	-	77
2011	4	6	-	10
Total estimated future stock-based compensation expense	$37	$185	$52	$274

Index

A summary of the status of the Company’s nonvested restricted common stock as of September 30, 2008, and changes during the three-months ended September 30, 2008, is presented below (shares amounts in thousands):

	Performance Shares	Weighted Average Grant Date Fair Value	Time-Based Shares	Weighted Average Grant Date Fair Value	Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2008	75	$9.32	20	$7.29	208	$6.63
Granted	-	-	-	-	-	-
Canceled or forfeited	-	-	(5)	6.21	-	-
Vested	-	-	(2)	8.50	(37)	6.53
Nonvested at September 30, 2008	75	$9.32	13	$7.55	171	$6.65

The fair value of the restricted shares is determined based on the average trading price of the Company’s shares on the grant date, except for the Director Shares which is determined based on the average trading price of the Company’s shares as of January 1 of each year, pursuant to the directors’ compensation plan.

Stock Option Awards

There were no options granted during the three months ended September 30, 2008.

The fair value of the stock options granted during the three months ended September 30, 2007 was determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options granted at the date of the grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

For the Three Months Ended September 30, 2007
Risk-free interest rates	4.6% - 4.8%
Expected option life in years	1-5
Expected stock price volatility	34% - 35%
Expected dividend yield	-0-

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

Index

The following table sets forth summarized information concerning the Company's stock options as of September 30, 2008 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	976	$8.42

Granted	-	-
Exercised	-	-
Forfeited or expired	(45)	6.64

Outstanding at September 30, 2008	931	$8.51	3.8	$286

Expected to vest at September 30, 2008	931	$8.51	3.8	$286

Options exercisable at September 30, 2008	741	$8.94	3.1	$286

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

There were no stock options exercised for the three months ended September 30, 2008 and 2007.  Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the three months ended September 30, 2007 was $2.38 per option.  The Company recorded $57,000 and $24,000 of compensation expense for stock option plans for the three months ended September 30, 2008 and 2007, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2009	$118
2010	90
2011	39
2012	10
Total estimated future stock-based compensation expense	$257

Index

A summary of the status of the Company’s nonvested options as of September 30, 2008, and changes during the three months ended September 30, 2008, is presented below (share amounts in thousands):

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2008	215	$2.22
Granted	-	-
Canceled or expired	-	-
Vested	(25)	$2.59
Nonvested at September 30, 2008	190	$2.17

The total fair value of shares vested during the three months ended September 30, 2008 was $65,000.

The following table presents information relating to stock options at September 30, 2008 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	157	$3.59	1.1	157	$3.59
$4.50 - $ 7.49	229	$6.83	6.9	39	$6.99
$7.50 - $ 8.99	119	$8.19	2.1	119	$8.19
$9.00 - $ 10.49	172	$10.13	3.9	172	$10.13
$10.50 - $11.99	92	$10.89	1.7	92	$10.89
$12.00 - $13.49	117	$12.45	3.9	117	$12.45
$13.50 - $14.99	45	$13.74	5.4	45	$13.74
	931			741

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

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosures with respect to the uncertainty in income taxes.  The Company has adopted FIN 48 effective July 1, 2007.

Index

As of September 30, 2008, the Company’s unrecognized tax benefits totaled $378,000, including $17,000 relating to accrued interest and penalties, which related to tax positions which, if recognized, would affect the annual effective tax rate.  The Company recognizes accrued interest and penalties in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2005.

During the three months ended September 30, 2007, the Company reduced its deferred tax assets by approximately $225,000 in connection with fully vested non-qualified employee stock options which terminated as a result of the departure of certain employees.

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

	For the Three Months Ended September 30,
	2008	2007
Medication Management Systems	$4,598	$5,860
Blood Management Systems	5,036	4,675
Perioperative Management Systems	199	209
Total	$9,833	$10,744

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended September 30,
	2008	2007
Revenue from Unaffiliated Customers:
United States	$8,365	$9,642
United Kingdom	1,468	1,102
Total	$9,833	$10,744

Net Income:
United States	$147	$417
United Kingdom	71	46
Total	$218	$463

	September 30,
	2008	2007
Identifiable Assets:
United States	$53,174	$57,557
United Kingdom	5,151	4,574
Total	$58,325	$62,131

Index

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

On August 16, 2006, Mediware filed a lawsuit against Korchek Technologies, LLC (“Korchek”) in the United States District Court for the Eastern District of New York alleging breach of contract and tortous interference with Mediware's contractual relationships with certain customers.  On September 28, 2006, Korchek filed an answer to Mediware's lawsuit denying any wrongdoing and filed a counterclaim. The counterclaim seeks unspecified damages and alleges, among other things, that Mediware has improperly interfered with Korchek’s prospective business relationships; disparaged Korchek, its president and its products and improperly induced Korchek’s customers to breach their contractual relationship with Korchek.  In September 2008, the parties entered into a settlement agreement and mutual releases of claims by the parties against each other, with no material adverse impact on the company.

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

10.     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS 157 on July 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FASB 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently with having to apply complex accounting provisions.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 on July 1, 2008 did not have a material impact on the Company’s financial position,.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of September 30, 2008, and the related condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three-month periods ended September 30, 2008 and 2007.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2008, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 2, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2008 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
October 27, 2008

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in Mediware’s Form 10-K for the year ended June 30, 2008 and in subsequent Quarterly Reports on Form 10-Q, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

Overview

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas.  The Company maintains an Internet website at www.mediware.com, at which reports filed with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Securities Exchange Act”) can be obtained under “Investor Relations” without charge as soon as reasonably practicable after filed or furnished with the SEC.  The Company may post at its website additional information important to its shareholders and to potential investors.  Information on or linked to the Company website is not incorporated by reference into this Quarterly Report on Form 10-Q.  Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

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

Mediware markets its blood donor and its blood and biologic management products primarily in the United States.  The Company markets its medication management solutions in the United States and in the United Kingdom, with different software systems designed for the specific requirements of each market.  The Company has operations in the United Kingdom relating to the systems licensed and sold primarily in that market as well as Ireland and South Africa.  All other operations are in the United States.

Index

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

Index

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

Index

The Company’s flagship blood transfusion product is the HCLL transfusion software.  Mediware also provides its hospital customers its complementary HCLL donor software module for use in hospital-based donor centers. The HCLL software (HCLL Transfusion and HCLL Donor) addresses blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area that is as a key to controlling the rising cost of blood products. As of September 30, 2008, the HCLL software was in productive use at  nearly 200 sites. The Company has licensed the software for use at approximately 300 facilities.

The Company is also looking to new products and markets to continue its growth in the blood management.  In early fiscal year 2008, the Company announced its new BloodSafe™ suite of products.  The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware licensed BloodSafe to its first customer in August 2008.

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

To capitalize on the integration of IMS and to focus on the unique needs of the blood center market segment, on July 8, 2008 Mediware announced the launch of Blood Center Technologies (“BCT”).  Mediware’s BCT business unit is a customer focused team that combines the IMS assets with Mediware LifeTrak assets to drive growth as Mediware expands its focus in the blood donor market.  As of September 30, 2008, the BCT business unit had software in productive use at over 350 facilities.

Index

Biologics Products

Hospitals are beginning to face the same pressures to manage biologic product inventory and improve safety by reducing errors, improving screening and increasing throughput and cost efficiencies as they have faced with blood products for years.    In June 2008, Mediware released BiologiCare, the Company’s first generation bone, tissue and cellular product tracking software.  The software leverages the HCLL software platform and Mediware’s blood banking expertise to address the important needs of hospitals as they begin to manage bone, tissue, cord blood stem cells and other biologic products.     BiologiCare is designed specifically to track and manage transplantable materials in hospitals, surgery centers and other healthcare facilities. The products enable users to document donors, tissue vendors and tissue recipients and to comply with current regulations regarding transplantable materials.  With the introduction of BiologiCare, Mediware believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware licensed its first BiologiCare customer at the end of fiscal 2008.

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

The Company’s principal software product for medication management is WORx, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx software has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  As of  September 30, 2008, the WORx software was in productive use at approximately 180 sites.  The product's market acceptance encompasses hospitals of all sizes, including multi-facility healthcare systems.

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

Index

As of September 30, 2008, the MediCOE and MediMAR products have been licensed for use in 3 and 18 separate customer sites, respectively.

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

Selling the Company’s full suite of medication management products is a complex process (WORx, MediMAR, MediCOE and MediREC) involving multiple hospital departments and, therefore, results in substantially longer sales cycles compared to stand-alone WORx sales.  This has resulted in less predictable contract closures and a need to recognize software license revenue over multiple quarters (in some cases).  Mediware is licensing MediREC to its customers on a recurring, transaction basis and expects the sale and implementation cycles for MediREC to be shorter than for the full suite of products.

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

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).   JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC includes an installed base of approximately 200 customer sites, representing over 100 National Health Service (“NHS”) acute hospitals or trusts.  JAC’s product offering includes JAC’s Pharmacy Management System and Electronic Prescribing module.  The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration.  This module has been installed in 20 U.K. customer sites as of September 30, 2008, and allows hospitals to improve patient safety relevant to medication management.  The Company’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing.  The installed base includes approximately 50% of the trusts within the NHS.

Index

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates.  The Company’s significant areas of estimation include determining the allowance for uncollectible accounts, valuing certain accrued liabilities and determining whether the carrying value of goodwill and capitalized software development costs and other intangible assets is impaired.

Results of Operations for the Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2007

Total revenue for the first quarter of fiscal 2009 was $9,833,000 compared to $10,744,000 in the same quarter of fiscal 2008, a decrease of $911,000, or 8%.  The decrease in revenue is primarily due to a decline in medication management system sales.  Blood management products and services, including revenue from the recently acquired IMS products and services, recorded total revenue of $5,036,000 in the first quarter of fiscal 2009, representing an increase of $361,000, or 8%, compared to $4,675,000 in the same period of fiscal 2008.  Medication management products and services (excluding JAC) recorded a decrease in total revenue of $1,628,000, or 34% from $4,758,000 in the first quarter of fiscal 2008 to $3,130,000 in the same period of fiscal 2009.  JAC recorded total revenues of $1,468,000 in the first quarter of fiscal 2009, representing an increase of $366,000, or 33%, compared to $1,102,000 in the same period of fiscal 2008.  .

System revenue, which includes proprietary software, third party software, hardware revenue and subscription revenue, amounted to $2,429,000 for the quarter ended September 30, 2008, a decrease of $1,761,000, or 42%, from $4,190,000 in the same period in fiscal 2008.   System revenue for the blood management products was $1,340,000 for the first quarter of fiscal 2009, an increase of $186,000, or 16%, compared to $1,154,000 in the same quarter of fiscal 2008.  This increase is primarily due to increased subscription revenue resulting from the recently acquired IMS products, partially offset by a decrease in HCLL system sales.  The Company expects that its new blood management offerings, BloodSafe and BiologiCare, will have a positive impact on system sales in fiscal 2009.  System sales for the medication management products (excluding JAC) decreased from $2,804,000 in fiscal 2008 to $547,000 in fiscal 2009, representing a decrease of $2,257,000, or 80%.  This decrease reflects a decline in WORx and MediMAR sales.  The results of the prior year quarter reflect the impact of  the largest single MediMAR contract in the Company’s history which was signed in the year ago  quarter.  JAC recorded system sales of $542,000 for the first quarter of fiscal 2009, representing an increase of $316,000, or 140%, compared to $226,000 reported for the same period in fiscal 2008.  The Company believes that ongoing delays and changes to the Connecting for Health Program in the United Kingdom and changes in contracting models, including JAC’s appointment to the Additional Supply Capability and Capacity framework create  opportunities for JAC to increase software sales.

Service revenue, which includes recurring post contract support revenues, implementation services and promotional services increased $850,000, or 13%, to $7,404,000 in the first quarter of fiscal 2009 compared to $6,554,000 for the same period in fiscal 2008.   Service revenue for the blood management products totaled $3,696,000 for the first quarter of fiscal 2009, representing an increase of $175,000, or 5%, compared to $3,521,000 in the first quarter of fiscal 2008.  The increase primarily reflects an increase in implementation activity for the HCLL software systems, along with promotional revenue resulting from the recently acquired IMS products.  Mediware anticipates that service revenue will continue to be strong throughout fiscal 2009 as the Company provides services on HCLL implementation projects.  Service revenue for the medication management products (excluding JAC) increased $629,000, or 32%, to $2,583,000 in the first quarter of fiscal 2009 compared to $1,954,000 for the same quarter of fiscal 2008.  This increase reflects an increase in upgrade services as existing customers upgrade their WORx software systems to the most recent version of the software, under a program encouraging upgrade prior to December 31, 2008.  Mediware expects upgrade services to remain strong in the near term as a result.  Service revenue for JAC increased $50,000, or 6%, to $926,000 in the first quarter of fiscal 2009 compared to $876,000 in the first quarter of fiscal 2008.  This increase is primarily a result of an increase in the number of ongoing implementation projects compared to the same quarter in fiscal 2008.

Index

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $51,000, or 7%, to $740,000 in the first quarter of fiscal 2009 as compared to $689,000 in the same period in fiscal 2008 due to an increase in third party system sales.  The gross margin, excluding amortization of capitalized software costs, on system sales was 70% in the first quarter of fiscal 2009 compared to 84% in the same quarter in fiscal 2008.  The decrease in gross margin is primarily due to the decline in high margin proprietary system sales during the first quarter of fiscal 2009 compared to the same period in fiscal 2008.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $441,000, or 20%, to $2,657,000 in the first quarter of fiscal 2009 as compared to $2,216,000 in the same period of fiscal 2008.  The increase in cost of services is primarily attributed to increases in customer service personnel to facilitate the implementation of new HCLL projects and provide upgrade services to the existing WORx customers.  Also contributing were the promotional activities associated with the IMS services.  Gross margin on service revenue was 64% for the first quarter of fiscal 2009 compared to 66% for the first quarter of fiscal 2008.  Gross margin for the first quarter of fiscal 2009 was slightly below Mediware’s average of 67% for fiscal 2008 and 2007 largely because of the higher service revenue as compared to systems revenue during the quarter.  The Company believes that over the course of fiscal 2009, the gross margin percentage will be consistent with recent years.

Amortization of capitalized software increased $46,000, or 3%, to $1,486,000 in the first quarter of fiscal 2009 compared to $1,440,000 in the first quarter of fiscal 2008.  This increase is primarily due to increased amortization of capitalized software costs related to recent product releases.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs decreased $107,000, or 11%, to $876,000 in the first quarter of fiscal 2009 compared to $983,000 in the first quarter of fiscal 2008.  Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $1,880,000 in the first quarter of fiscal 2009 compared to $1,911,000 in the first quarter of fiscal 2008, resulting in a decrease of $31,000, or 2%.  This decrease is primarily a result of efficiencies gained from the operational restructuring announced in July 2007, partially offset by incremental development costs associated with the IMS acquisition.  The Company expects to maintain its current investment in product development in its blood management and medication management products in the near term.

Index

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses decreased $722,000, or 16%, from $4,584,000 in the first quarter of fiscal 2008 to $3,862,000 in the first quarter of fiscal 2009.  This decrease is primarily due to cost savings associated with the operational restructuring announced during the first quarter of fiscal 2008, along with lower sales commissions, bad debt and legal expenses.  This decrease was partially offset by increases in stock-based compensation expense and incremental costs associated with personnel in the acquired IMS business.

Income tax expense decreased from $632,000 in the first quarter of fiscal 2008 to $142,000 in the same period of fiscal 2009, primarily related to the reduction in operating income.  The prior year income tax amount also included a $225,000 non-cash write-off of certain deferred tax assets relating to the termination of fully vested non-qualified employee stock options.  The effective tax rate decreased from 58% for the three months ending September 30, 2007 to 39% in the same period of fiscal 2009.

Net income for the first quarter of fiscal 2009 was $218,000, compared to net income of $463,000 during the first quarter of fiscal 2008, resulting in a decrease of $245,000 or 53%.  An increase in service revenue and a decrease in SG&A expenses in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 were not sufficient to offset the quarterly decrease in system sales.

Liquidity and Capital Resources

As of September 30, 2008, Mediware had cash and cash equivalents of $22,101,000 compared to $22,741,000 at June 30, 2008.  Working capital was $19,629,000 and $18,995,000 at September 30, 2008 and June 30, 2008, respectively.  The current ratio was 2.5 to 1 at September 30, 2008 compared to 2.5 to 1 at June 30, 2008.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $1,038,000 during the first quarter of fiscal year 2009 compared to $3,125,000 during the same period a year ago.  The decrease in cash provided by operating activities is primarily due to slower collections of our accounts receivable, partially offset by a decrease in net income and changes in accounts payable, accrued expenses and advances from customers.

Cash used in investing activities was $1,446,000 during the first quarter of fiscal year 2009 compared to $1,123,000 during the same period a year ago.  The increase in cash used in investing activities is primarily attributable to the final settlement payment of the IMS acquisition made during the first quarter of fiscal 2009.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements.  We expect that future cash requirements will principally be for capital expenditures, working capital requirements, any additional stock repurchases and other strategic initiatives.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2009.

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

Mediware is subject to market risks from interest rates due to the fluctuating rates paid on its cash equivalent balances and foreign currency fluctuations due to the operations of JAC. Mediware has observed increased volatility in market rates as overall economic conditions have deteriorated.  To date, Mediware has not entered into any derivative financial instruments or engaged in other hedging transactions to reduce its exposure to such risks.

Interest Rate Risk
Mediware is exposed to the impact of interest rate changes because of its substantial cash equivalent balances.  These balances are not held for trading purposes.

	Balance at September 30, 2008 ($ in 000)	Effective Interest Rate at September 30, 2008	Effect of 1% Change ($ in 000)
Cash Equivalents	$22,101	2.6%	$221

At September 30, 2008, a 1% decrease in the current per annum interest rate for our cash equivalents each would result in $221,000 less interest income during the next fiscal year.  The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of September 30, 2008.  The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of the net assets of JAC reported in United States dollars.

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 15% and 10% of Mediware’s consolidated revenue for the three months ended September 30, 2008 and 2007, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Assets and liabilities for JAC are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our results for the three months ended September 30, 2008 were negatively impacted by a $20,000 foreign currency movement, and were positively impacted by an $8,000 foreign currency movement for the three-months ended September 30, 2007. These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of September 30, 2008.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 16, 2006, Mediware filed a lawsuit against Korchek Technologies, LLC (“Korchek”) in the United States District Court for the Eastern District of New York alleging breach of contract and tortous interference with Mediware's contractual relationships with certain customers.  On September 28, 2006, Korchek filed an answer to Mediware's lawsuit denying any wrongdoing and filed a counterclaim. The counterclaim seeks unspecified damages and alleges, among other things, that Mediware has improperly interfered with Korchek’s prospective business relationships; disparaged Korchek, its president and its products and improperly induced Korchek’s customers to breach their contractual relationship with Korchek.  In September 2008, the parties entered into a settlement agreement and mutual releases of claims by the parties against each other.

In addition to the foregoing, Mediware from time to time becomes involved in routine litigation incidental to the conduct of its business, including employment disputes and litigation alleging product defects, intellectual property infringements, violations of law and breaches of contract and warranties.  Mediware believes that such routine litigation, if adversely determined, would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 1A.	RISK FACTORS

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 included under Item 1A “Risk Factors” in addition to the other information set forth in this report (including the risk factors identified below). The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our future growth depends in large part on customer acceptance of our new products.

While we believe that each of our new products is positioned to succeed in the marketplace, there is no assurance that customers will accept our new products and strategy to the extent that we expect.

Index

Our latest medication management products are MediMAR, MediCOE and MediREC, and our newest blood and biologics management products are BiologiCare, BloodSafe and blood donor center products.  We are now targeting our existing software customer base and other potential customers for the sale of the new products, and the new products are attracting new potential customers for our more established software as well. While we anticipate the adoption of these products during fiscal 2009 and beyond, there is no assurance that the marketplace will accept our strategy or these products.  In addition, the sales for the full suite of medication management products require broad acceptance throughout the hospital and reflect changes in workflows that create longer sales cycles than departmental products like HCLL and WORx required.

The recent deterioration of economic conditions may adversely impact levels of customer spending, especially for new products.  For example, tight credit markets may make it more difficult for customers to purchase our products, particularly those with significant upfront licensing fees, and, depending on the degree to which this occurs, sales of our new products may be less than we expect. In the event that our new products are not accepted in the marketplace, due to adverse economic conditions or otherwise, our system sales would suffer, our service revenues for these products would be diminished and our investment in developing, as well as marketing, these products could be impaired.

Index

ITEM 6.	EXHIBITS

Exhibit 3	By-Laws of Mediware Information Systems, Inc. (Restated as of March 18, 2008), Incorporated by reference to Exhibit 3.1 to Current Report of Form 8-K filed March 20, 2008.

Exhibit 10.1
Second Amended and Restated Employment Agreement dated August 2, 2007 between Mediware Information Systems, Inc. and John Damgaard (originally filed on a Current Report on Form 8-K filed August 6, 2007).

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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

October 28, 2008	/s/	T. KELLY MANN
Date		T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

October 28, 2008	/s/	MARK B. WILLIAMS
Date		MARK B. WILLIAMS
CHIEF FINANCIAL OFFICER