Form 10-Q
period 2008-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2009-02-03
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 16, 2009, there were 7,646,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

		Page
PART I	Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and June 30, 2008	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended December 31, 2008 and 2007	5

	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Six Months Ended December 31, 2008	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2008 and 2007	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

	Review Report of Independent Registered Public Accounting Firm	20

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4.	Controls and Procedures	33

PART II	Other Information	33

ITEM 1.	Legal Proceedings	33

ITEM 1A.	Risk Factors	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

ITEM 4.	Submission of Matters to a Vote of Security Holders	35

ITEM 6.	Exhibits	36

Signatures		37

Index

PART I	FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	December 31,	June 30,
	2008	2008
ASSETS
Current Assets
Cash and cash equivalents	$18,631	$22,741
Accounts receivable (net of allowance of $597 and $748)	8,023	6,812
Inventories	157	102
Deferred income taxes	691	872
Prepaid expenses and other current assets	1,071	937
Total current assets	28,573	31,464

Fixed assets, net	1,840	1,831
Capitalized software costs, net	14,451	15,512
Goodwill, net	9,318	7,378
Other intangible assets, net	2,665	1,386
Other long-term assets	54	57
Total Assets	$56,901	$57,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$890	$1,044
Advances from customers	8,127	7,718
Accrued expenses and other current liabilities	2,978	3,707
Total current liabilities	11,995	12,469

Deferred income taxes	4,817	5,268
Total liabilities	16,812	17,737

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued
Common stock, $.10 par value; authorized 25,000,000 shares; 8,223,000 and 8,180,000 shares issued as of December 31, 2008 and June 30, 2008, respectively	822	818
Additional paid-in capital	31,849	31,419
Treasury stock, 577,000 and 549,000 shares at December 31, 2008 and June 30, 2008, respectively	(3,445)	(3,318)
Retained earnings	11,384	10,863
Accumulated other comprehensive income (loss)	(521)	109
Total stockholders' equity	40,089	39,891
Total Liabilities and Stockholders' Equity	$56,901	$57,628

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except earnings per share)

	(Unaudited) Three months ended December 31,		(Unaudited) Six Months ended December 31,
	2008	2007	2008	2007
Revenue
System sales	$2,023	$2,032	$4,452	$6,222
Services	7,992	6,627	15,396	13,181

Total revenue	10,015	8,659	19,848	19,403

Cost and Expenses
Cost of systems (1)	967	685	1,707	1,374
Cost of services	2,651	2,298	5,308	4,514
Amortization of capitalized software costs	1,517	1,431	3,003	2,871
Software development costs	882	963	1,758	1,946
Selling general and administrative	3,655	4,092	7,517	8,676

Total costs and expenses	9,672	9,469	19,293	19,381

Operating income (loss)	343	(810)	555	22

Interest and other income	110	249	248	539
Interest and other (expense)	(7)	(7)	3	(34)

Income (loss) before income taxes	446	(568)	806	527
Income tax benefit (expense)	(143)	231	(285)	(401)

Net income (loss)	303	(337)	521	126

Other comprehensive income
Foreign currency translation adjustment	(398)	(41)	(630)	(6)

Comprehensive income (loss)	$(95)	$(378)	$(109)	$120

Net income (loss) per Common Share
Basic	$0.04	$(0.04)	$0.07	$0.02
Diluted	$0.04	$(0.04)	$0.07	$0.01

Weighted Average Common Shares Outstanding
Basic	7,659	8,156	7,651	8,154
Diluted	7,962	8,156	7,985	8,469

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock					Accumulated Other Comprehensive
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Income (Loss)	Total
Balance at June 30, 2008	8,180	$818	$31,419	$(3,318)	$10,863	$109	$39,891
Issuance of common stock on vesting of restricted shares	43	4	(4)				-
Stock based compensation expense			434				434
Repurchase of common stock				(127)			(127)
Foreign currency translation adjustment						(630)	(630)
Net income					521		521
Balance at December 31, 2008 (Unaudited)	8,223	$822	$31,849	$(3,445)	$11,384	$(521)	$40,089

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited) Six Months Ended December 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$521	$126
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	3,527	3,236
(Gain) Loss on disposal of fixed assets	(24)	10
Stock based compensation expense	434	251
Deferred tax provision	(154)	352
Provision for doubtful accounts	59	109
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,108)	2,295
Inventories	(50)	101
Prepaid expenses and other assets	(77)	(49)
Accounts payable, accrued expenses and advances from customers	(436)	(436)
Net cash provided by operating activities	2,692	5,995

Cash Flows From Investing Activities
Acquisition of fixed assets	(353)	(638)
Proceeds from sale of fixed assets	47	-
Capitalized software costs	(1,942)	(1,686)
Acquisition of Integrated Marketing Solutions, LLC	(314)	(5,501)
Acquisition of Hann’s On Software, Inc.	(3,483)	-
Net cash used in investing activities	(6,045)	(7,825)

Cash Flows From Financing Activities
Principal payments on note payable	-	(4)
Repurchase of common stock	(127)	-
Net cash used in financing activities	(127)	(4)

Foreign currency translation adjustments	(630)	(6)

Net change in cash and cash equivalents	(4,110)	(1,840)
Cash at beginning of period	22,741	22,789
Cash at end of period	$18,631	$20,949

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes paid	$29	$152

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

The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three and six months ended December 31, 2008 and  the six months ended December 31, 2007, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

3.	TREASURY STOCK

In February 2008, the Board of Directors of the Company authorized Mediware to repurchase up to $4,000,000 of its Common Stock, at times and prices as the President and Chief Executive Officer or the Chief Financial Officer of the Company shall determine to be appropriate (the “Share Repurchase Program”).  In October 2008, the Board of Directors expanded the Share Repurchase Program by $3,318,000, bringing the total amount authorized under the Share Repurchase Program to $7,318,000.  The program has no expiration date, and Mediware has no obligation to purchase shares under the Share Repurchase Program.

As of December 31, 2008, the Company has repurchased a total of 577,000 shares of Common Stock at a cost of $3,445,000 under the Share Repurchase Program, including 28,000 shares of Common Stock purchased at a cost of $127,000 during the three and six months ended December 31, 2008.  As of December 31, 2008, the Company is authorized to purchase up to an additional $3,873,000 of Common Stock under the Share Repurchase Program.

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

Hann’s On Software, Inc.
On November 20, 2008, Mediware acquired substantially all of the assets of Hann’s On Software, Inc., a California corporation (“HOS”).  HOS provided medication management solutions to the small hospital, specialty pharmacy and home infusion markets through integrated software solutions that address the complex work flow and patient safety needs of these markets.

Index

Mediware believes it will be able to provide medication management solutions to a broader range of customers as a result of this acquisition.  The Company plans to continue offering its WORx pharmacy product line to the larger acute care hospitals and behavioral health facilities, while the HOS product line will provide comprehensive solutions for the smaller hospital, specialty pharmacy and home infusion markets.

Mediware expects the HOS products to generate revenue by licensing its proprietary software, and by providing professional services and support for it product lines.  Generally, HOS customers are charged an initial start-up fee along with monthly fees for the continued use and support of the software.  Software license fees are recognized up front, subject to the requirements of the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition.”  Professional services and support revenues are recognized as the service is delivered.

The purchase price paid for the assets of HOS consists of an initial purchase price of $3,455,000 paid in cash at the closing, plus contingent consideration up to $645,000 based upon the achievement of certain revenue and contractual milestones through December 2009.  The purchase price is also subject to a working capital adjustment.  The Company incurred $28,000 of legal and accounting fees related to this transaction which have been included in goodwill.  The Company expects to finalize the purchase price, including all contingent consideration, by December 2009.  The results of the HOS operations are included in the accompanying financial statements from the date of acquisition.

The Company has accounted for the acquisition of HOS as the purchase of a business under U.S. Generally Accepted Accounting Principles.  The assets and liabilities of HOS were recorded as of the acquisition date, at their respective fair values.  The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed.  The preparation of the valuation required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be reasonable.  However, actual results may differ from these estimates.

The following summarizes the preliminary purchase price allocation (in thousands):

Purchase Price Allocation
Accounts receivable	$197
Inventories	5
Prepaid and other current assets	38
Fixed assets	48
Intangible assets subject to amortization	1,441
Goodwill	2,056
Other long-term assets	9
Accounts payable	(25)
Advances from customers	(263)
Accrued expenses and other current liabilities	(23)
Total Purchase Price	$3,483

Index

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$403	5.0 years	16.0%
Customer relationships	958	7.0 years	16.0%
Non-compete agreements	80	2.0 years	16.0%
	$1,441	6.2 years

Goodwill	$2,056

The Company believes that the estimated tangible assets represent fair value at the date of acquisition.  The fair value of an asset is defined as the amount for which an asset or liability could be bought or sold in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.

The Company valued the purchased technology using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, technology replacement rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of purchased technology at $403,000.  The Company will amortize this amount over the estimated useful life of five years.

The Company valued the customer relationships using the excess earnings method of the income approach.  Utilizing this approach, the company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $958,000.  The Company will amortize this amount over the estimated useful life of seven years.

The Company valued the non-compete agreements using the with/without method of the income approach.  This methodology determines the impact on discounted net cash flow should the restricted parties decide to compete directly against the Company.  This method requires the use of certain estimates, including projected cash flows, discount rates and probability factors related to the likelihood of future competition.  Based on this methodology the Company assigned the value of non-compete agreements at $80,000.  The Company will amortize this amount over the estimated useful life of two years.

Goodwill is expected to be deductible for tax purposes.

Unaudited proforma information for the acquisition of HOS has not been presented as the acquisition is not significant.

Integrated Marketing Solutions, LLC
On October 31, 2007, Mediware acquired substantially all of the assets of Integrated Marketing Solutions, LLC, a Maryland limited liability company (“IMS”).  IMS was a provider of software products and services to blood and plasma donation centers.  IMS serviced the blood donor center industry by providing integrated software, programs and services to support donor recruitment, call centers, customer service, hospital services, sales and prospecting.   Following the acquisition, the Company expanded its offering of software products and services targeting blood and plasma donation centers in North America and Europe.  This software addresses the competitive nature of the blood supply market by enabling blood and plasma collection facilities with web-based tools to better manage relationships with donors, staffing and hospitals.  These products facilitate blood and plasma donor centers’ donor recruitment and retention, improve blood drives, and enable hospitals with electronic tools to order, ship and track products.

Index

The acquired IMS assets, which are now part of Mediware’s Blood Centers Technology group, generate revenue through subscription sales of web-based applications along with professional and promotional services to its customers.  Subscription revenue is recognized evenly over the subscription period.  Professional and promotional revenue are recognized as the services are rendered.

The purchase price paid for the assets of IMS consisted of an initial purchase price of $5,458,000 paid in cash at the closing.  Additionally, the Company paid contingent consideration of $369,000 based on the successful achievement of certain revenue milestones.  The Company also received $55,000 from the seller as part of the final working capital adjustment.  The contingent consideration and the final working capital adjustment were fully accrued at June 30, 2008, and paid in July 2008.  The Company incurred $66,000 of legal and accounting fees related to this transaction which have been included in the total purchase price.  The results of the IMS  business are included in the accompanying consolidated financial statements from the date of acquisition.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the six-months ended December 31, 2008 is as follows (in thousands):

Carrying amount as of June 30, 2008	$7,378
Acquisition of HOS	2,056
Tax benefit of amortization	(116)
Carrying amount as of December 31, 2008	$9,318

Other Intangible Assets

The carrying amount of our other intangible assets as of December 31, 2008 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$876	$(119)	$757	4.4
Customer relationships	2,014	(192)	1,822	6.2
Non-compete agreements	115	(29)	86	1.4
	$3,005	$(340)	$2,665

Index

Amortization expense for other intangible assets amounted to $96,000 and $162,000 for the three and six months ended December 31, 2008, and $44,000 for the three and six months ended December 31, 2007.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2009	262
2010	503
2011	479
2012	463
2013	400
Thereafter	558
$2,665

6.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation.  The aggregate noncash stock based compensation expense totaled $182,000 and $98,000 for the three-months ended December 31, 2008 and 2007, respectively, and $434,000 and $251,000 for the six-months ended December 31, 2008 and 2007, respectively.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of December 31, 2008, there were 1,034,000 shares available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of December 31, 2008 no options were available to be issued under this Plan.

Restricted Common Stock Awards

During fiscal 2006, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 200,000 restricted shares of common stock (the “Performance Shares”).  The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share.  The Company has not recorded any compensation expense related to the Performance Shares because it is not probable the performance goals will be met.  The Company will continue to assess whether or not the achievement of any performance goals are probable at each reporting period, and will begin recognizing the related expense if and when the performance conditions become probable.  As of December 31, 2008, 75,000 of these Performance Shares were outstanding.  The Performance Shares may result in compensation expense in future periods of up to $699,000, representing the fair value on the date of the grant, if it becomes probable the performance goals will be met.

Index

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  The Company recorded a compensation benefit of $4,000 and $7,000 for the three-months ended December 31, 2008 and 2007, respectively, and a compensation benefit of $3,000 and compensation expense of $63,000 for the six-months ended December 31, 2008 and 2007, respectively.  These amounts include a benefit related to the forfeiture of certain Time-Based Shares of $12,000 and $18,000 for the three and six-months ended December 31, 2008 and 2007, respectively.  The Time-Based Shares will result in compensation expense in future periods of up to $27,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of Director Shares granted is determined based upon the fair market value of the Company’s stock on the first trading day of each calendar year.  The Director Shares vest on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to the Director Shares of $17,000 for the three-months ended December 31, 2008 and 2007, respectively, and $35,000 for each of the six-months ended December 31, 2008 and 2007, respectively.    The Director Shares will result in compensation expense in future periods of up to $35,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “Enhanced Performance Shares”).  The Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance objectives.  The Company recorded compensation expense related to the Enhanced Performance Shares of $123,000 and $60,000 for the three-months ended December 31, 2008 and 2007, respectively, and $299,000 and $119,000 for the six-months ended December 31, 2008 and 2007, respectively.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The Enhanced Performance Shares may result in compensation expense in future periods of up to $775,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $147,000 of unrecognized time-based compensation expense related to the continued employment of the key employees.

Estimated future stock-based compensation expense related to time-based restricted stock is as follows (in thousands):

Fiscal Years Ending June 30,	Time-Based Shares	Enhanced Performance Shares (Time-Based Portion)	Director Shares	Total
2009	$13	$74	$35	$122
2010	10	67	-	77
2011	4	6	-	10
Total estimated future stock-based compensation expense	$27	$147	$35	$209

Index

A summary of the status of the Company’s nonvested restricted common stock as of December 31, 2008, and changes during the six-months ended December 31, 2008, is presented below (shares amounts in thousands):

	Performance Shares	Weighted Average Grant Date Fair Value	Time-Based Shares	Weighted Average Grant Date Fair Value	Director Shares	Weighted Average Grant Date Fair Value	Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2008	75	$9.32	20	$7.29	-	$-	208	$6.63
Granted	-	-	-	-	15	4.68	-	-
Canceled or forfeited	-	-	(7)	6.78	-	-	-	-
Vested	-	-	(5)	8.50	-	-	(38)	6.53
Nonvested at December 31, 2008	75	$9.32	8	$6.98	15	$4.68	170	$6.65

The fair value of the restricted shares is determined based on the average trading price of the Company’s shares on the grant date, except for the Director Shares which is determined based on the average trading price of the Company’s shares as of the first trading day of each calendar year, pursuant to the directors’ compensation plan.

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
Risk-free interest rates	2.8%	No Options	2.8%	4.6% - 4.8%
Expected option life in years	2 – 3	Granted	2 – 3	1 - 5
Expected stock price volatility	51%		51%	34% - 35%
Expected dividend yield	-		-	-

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

Index

The following table sets forth summarized information concerning the Company's stock options as of December 31, 2008 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	976	$8.42

Granted	10	3.89
Exercised	-	-
Forfeited or expired	(45)	6.64

Outstanding at December 31, 2008	941	$8.45	3.6	$156

Expected to vest at December 31, 2008	941	$8.45	3.6	$156

Options exercisable at December 31, 2008	741	$8.94	2.8	$149

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

There were no stock options exercised for the three or six-months ended December 31, 2008 and 2007.  Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the three and six months ended December 31, 2008 was $1.32 per option, and $2.38 per option for the six-months ended December 31, 2007.  The Company recorded $46,000 of compensation expense for stock option plans for each of the three months ended December 31, 2008 and 2007, and $103,000 and $69,000 for the six months ended December 31, 2008 and 2007, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows (in thousands):

Fiscal Years Ending June 30,	FutureStock Option Compensation Expense
2009	$77
2010	95
2011	42
2012	10
Total estimated future stock-based compensation expense	$224

Index

A summary of the status of the Company’s nonvested options as of December 31, 2008, and changes during the six months ended December 31, 2008 is presented below (share amounts in thousands):

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2008	215	$2.22
Granted	10	1.32
Canceled or expired	-	-
Vested	(25)	$2.59
Nonvested at December 31, 2008	200	$2.12

The total fair value of shares vested during the six months ended December 31, 2008 was $65,000.

The following table presents information relating to stock options at December 31, 2008 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	167	$3.61	1.1	157	$3.59
$4.50 - $ 7.49	229	$6.83	6.6	39	$6.99
$7.50 - $ 8.99	119	$8.19	1.9	119	$8.19
$9.00 - $ 10.49	172	$10.13	3.7	172	$10.13
$10.50 - $11.99	92	$10.89	1.5	92	$10.89
$12.00 - $13.49	117	$12.45	3.7	117	$12.45
$13.50 - $14.99	45	$13.74	5.2	45	$13.74
	941			741

7.	INCOME TAXES

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

Index

As of December 31, 2008, the Company’s unrecognized tax benefits totaled $379,000, including $18,000 relating to accrued interest and penalties, which related to tax positions which, if recognized, would affect the annual effective tax rate.  The Company recognizes accrued interest and penalties in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2005.  In January 2009, the Company was notified that the Internal Revenue Service will be examining its fiscal 2007 Federal income tax return.  The examination has not yet commenced and the outcome cannot be determined at this time.

During the six-months ended December 31, 2007, the Company reduced its deferred tax assets by approximately $225,000 in connection with fully vested non-qualified employee stock options which terminated as a result of the departure of certain employees.

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
Medication Management Systems:
System revenue	1,032	1,082	2,121	4,112
Service revenue	3,584	2,824	7,093	5,654
Blood Management Systems:
System revenue	991	950	2,331	2,104
Service revenue	4,191	3,603	7,887	7,124
Perioperative Management Systems
System revenue	-	-	-	6
Service revenue	217	200	416	403
Total	$10,015	$8,659	$19,848	$19,403

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
Revenue from Unaffiliated Customers:
United States	$8,724	$7,304	$17,090	$16,946
United Kingdom	1,291	1,355	2,758	2,457
Total	$10,015	$8,659	$19,848	$19,403

Net Income (Loss):
United States	$201	$(425)	$273	$7
United Kingdom	102	88	248	119
Total	$303	$(337)	$521	$126

Index

	December 31,
	2008	2007
Identifiable Assets:
United States	$52,795	$55,064
United Kingdom	4,106	4,232
Total	$56,901	$59,296

9.	CONTINGENCIES

On March 6, 2006, Triad Laboratory Alliance, LLC d/b/a Spectrum Laboratory Network (“Spectrum”) filed suit against Mediware in the General Court for Justice, Superior Court Division, County of Guilford, North Carolina. The case was subsequently removed from North Carolina state court to the United States District Court for the Middle District of North Carolina. Spectrum sought an unspecified amount of damages (exceeding $300,000) due to, among other things, Mediware’s alleged misrepresentations and breaches of warranties under its license agreement and the alleged violation of the North Carolina unfair trade practices statute.  Mediware filed a counterclaim alleging, among other things, breach of contract and misappropriation by Spectrum of Mediware’s intellectual property.  In November 2008, the parties entered into a settlement agreement and mutual releases of claims by the parties against each other, with no material adverse impact on the Company.

On August 16, 2006, Mediware filed a lawsuit against Korchek Technologies, LLC (“Korchek”) in the United States District Court for the Eastern District of New York alleging breach of contract and tortous interference with Mediware's contractual relationships with certain customers.  On September 28, 2006, Korchek filed an answer to Mediware's lawsuit denying any wrongdoing and filed a counterclaim. The counterclaim sought unspecified damages and alleged, among other things, that Mediware improperly interfered with Korchek’s prospective business relationships; disparaged Korchek, its president and its products and improperly induced Korchek’s customers to breach their contractual relationship with Korchek.  In September 2008, the parties entered into a settlement agreement and mutual releases of claims by the parties against each other, with no material adverse impact on the Company.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FASB 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently with having to apply complex accounting provisions.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 on July 1, 2008 did not have a material impact on the Company’s financial position.

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

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of December 31, 2008, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended December, 31 2008 and 2007, and cash flows for the six-month periods ended December 31, 2008 and 2007.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

January 27, 2009

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
The Company develops, licenses and sells its blood and biologics management solutions to hospitals and its medication management solutions to hospitals, long-term care, specialty pharmacy, home infusion and behavioral health facilities.   Mediware licenses and sells its blood donor recruitment and management solutions to blood donor and plasma donor centers through its Blood Center Technologies business group.

The software systems that Mediware provides to its customers typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware.  Mediware generally licenses its medication management, blood management and biologics management software systems to customers on a perpetual basis.   These customers typically make an up-front payment for the software license fees and payments for support services on an annual basis.     In contrast, Mediware generally provides its blood and plasma center solutions and its MediREC software and its recently acquired HOS products on a monthly subscription basis.  These customers pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software.  Under both payment models, customers may purchase services, including implementation and additional consultation services, for additional fees which are generally billed as incurred.  Mediware currently anticipates that over time an increased number of its systems will be licensed on a subscription basis.

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

Index

Market Positioning

Mediware designs, develops and markets software solutions targeting specific processes within healthcare institutions. Software products are sold to hospitals, long-term care, specialty pharmacy, home infusion and behavioral health facilities and stand alone blood and plasma donation centers. The Company believes that its competitive advantages include rich product knowledge and a long history of innovation in the areas of medication and blood software products.

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

In November 2008, the Company acquired substantially all the assets of Hann’s On Software, Inc, a California corporation (“HOS”).   HOS is a provider of medication management solutions to the small hospital, specialty pharmacy and home infusion markets.  HOS services these markets by providing integrated software solutions which address the complex work flow and patient safety needs of these markets.

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

•
Incidents where tissue suppliers distributed products that were improperly acquired and fraudulently documented have become public through high profile cases involving prestigious hospitals transplanting infected tissues into unsuspecting patients. While regulatory changes are difficult to predict, hospital oversight of these materials is increasing. Prominent cases include the 2005 scandal around Biomedical Tissue Services, a New Jersey company that is accused of using stolen bodies and shipping nearly 20,000 potentially tainted body parts. In 2006, the FDA shut down Donor Referral Services of Raleigh, N.C. due to “serious deficiencies” in its processing, donor screening and record-keeping.

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

The Company anticipates that a continued increase in government regulation, public and competitive pressure regarding errors occurring in hospitals, as well as new health threats, will continue to drive the industry’s expenditures on clinical information systems.  Further, President Obama’s reported intention to increase efficiencies in the healthcare industry through spending on health care information technologies could increase funding available to hospitals for spending on health care information technologies, including Mediware products.   Mediware believes that its product strategy and offerings provide an alternative to monolithic solution architectures of disparate systems and can play a role in moving healthcare information technology standards forward to deliver significant results for patients and customers.

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

Index

The Company’s flagship blood transfusion product is the HCLL transfusion software.  Mediware also provides its hospital customers its complementary HCLL donor software module for use in hospital-based donor centers. The HCLL software (HCLL Transfusion and HCLL Donor) addresses blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area that is as a key to controlling the rising cost of blood products. As of December 31, 2008, the HCLL software was in productive use at  nearly 200 sites. The Company has licensed the software for use at approximately 300 facilities.

The Company is also looking to new products and markets to continue its growth in the blood management.  In early fiscal year 2008, the Company announced its new BloodSafe™ suite of products.  The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware expects its first Bloodsafe customer to begin productive use of the integrated product in the Spring of 2009.

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

To capitalize on the integration of IMS and to focus on the unique needs of the blood center market segment, on July 8, 2008 Mediware announced the launch of Blood Center Technologies (“BCT”).  Mediware’s BCT business unit is a customer focused team that combines the IMS assets with Mediware LifeTrak assets to drive growth as Mediware expands its focus in the blood donor market.  As of December 31, 2008, the BCT business unit had software in productive use at over 350 facilities.

Index

Biologics Products

Hospitals are beginning to face the same pressures to manage biologic product inventory and improve safety by reducing errors, improving screening and increasing throughput and cost efficiencies as they have faced with blood products for years.    In June 2008, Mediware released BiologiCare, the Company’s first generation bone, tissue and cellular product tracking software.  The software leverages the HCLL software platform and Mediware’s blood banking expertise to address the important needs of hospitals as they begin to manage bone, tissue, cord blood stem cells and other biologic products.     BiologiCare is designed specifically to track and manage transplantable materials in hospitals, surgery centers and other healthcare facilities. The products enable users to document donors, tissue vendors and tissue recipients and to comply with current regulations regarding transplantable materials.  With the introduction of BiologiCare, Mediware believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware expects its first Biologicare customer to begin productive use of the software in early 2009.

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

Medication Management Products

The Company also supplies medication management solutions to hospitals, mental health facilities, specialty pharmacies, home infusion facilities, penal institutions and other institutions that require the administration and management of medication.  The Company’s medication management solutions are designed to help customers improve patient safety while reducing costs and improving clinical documentation.  Additionally, the solutions help medical facilities comply with increasing regulatory and governmental requirements.

The Company’s principal software product for medication management is WORx, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx software has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  As of  December 31, 2008, the WORx software was in productive use at approximately 180 sites.  The product's market acceptance encompasses hospitals that are primarily medium to large in size, including multi-facility healthcare systems.  The acquisition of substantially all of the HOS assets expanded Mediware’s product offering by adding a pharmacy solution that meets the needs of small hospital, specialty pharmacy and home infusion facilities.  The Company currently plans to continue offering the WORx product line to the medium to larger acute care hospitals and state behavioral health facilities, while the HOS product line offers a comprehensive solution for the smaller hospital, specialty pharmacy and home infusion markets.   The HOS acquisition added approximately 320 hospital and home infusion sites to Mediware’s medication management customer base.

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

Index

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

As of December 31, 2008, the MediCOE and MediMAR products have been licensed for use in 3 and 18 separate customer sites, respectively.

To expand the Company’s capabilities and address a new industry mandate, the Company introduced MediREC in March 2007.  This medication management product assists in achieving compliance with a recent JCAHO mandate, which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital.  That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged. At December 31, 2008, MediREC was licensed for use at 7 customer sites.

The Company continues to target its large WORx software customer base and new customers with the MediCOE and MediMAR products and markets MediREC to this customer base and new customers as well.  The Company has increased its focus on behavioral health and other specialty healthcare markets where the HOS pharmacy software offers an easy to install robust solution and the integrated features and functionality included in the WORx, MediMAR, MediCOE and MediREC software products can provide fully integrated medication management solutions.

Selling the Company’s full suite of medication management products (WORx, MediMAR, MediCOE and MediREC) is a complex process involving multiple hospital departments and, therefore, results in substantially longer sales cycles compared to stand-alone WORx sales.  This has resulted in less predictable contract closures and a need to recognize software license revenue over multiple quarters (in some cases). On the other hand, the HOS software requires substantially smaller financial commitments from hospitals, specialty pharmacies, and home infusion facilities and is priced based on a subscription pricing model.  Consequently, Mediware anticipates that sales of these products will be more predictable and have shorter sales cycles.  The MediREC software is also being licensed to customers on a recurring, transaction basis, and Mediware expects that as the adoption of MediREC increases, the sale and implementation cycles for MediREC to be shorter than for the full suite of products.

The Company generates revenue from medication management software sales, professional services and post-contract support.  Support contracts currently account for over half of the revenue from medication management operations.  As the HOS contribution to the company’s revenue increase and the sale of MediCOE and MediMAR products increase, the Company expects that license fee revenue will increase and support revenue will make up a smaller portion of the Company’s revenue.

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

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).   JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC includes an installed base of approximately 200 customer sites, representing over 100 National Health Service (“NHS”) acute hospitals or trusts in the U.K..  JAC’s product offering includes JAC’s Pharmacy Management System and Electronic Prescribing module.  The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration.  This module has been installed in approximately 20 U.K. customer sites as of December 31, 2008, and allows hospitals to improve patient safety relevant to medication management.  The Company’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing.  The installed base includes approximately 50% of the trusts within the NHS.

Index

In the beginning of 2004, the NHS in England initiated an historic national program to purchase healthcare information technology.  The government has identified that program as the “Connecting for Health” program.  This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England.  The NHS has entered into contracts to license software and services, but the program has experienced delays.  JAC has been able to work with the integrated service providers and the government to position itself favorably as a provider of software.  In July 2008 JAC was appointed to the ASCC (Additional Supply Capability and Capacity) framework contract in both the e-prescribing and pharmacy (stock control) categories.  Appointment to the ASCC framework provides healthcare organizations with a contracting vehicle to work directly with JAC to procure specialist e-prescribing and/or pharmacy stock control services as an alternative to the national program.  The JAC products are marketed directly through JAC’s sales force and other marketing channels, including reseller agreements in South Africa.   JAC recently entered into a multi-year contract in South Africa under which JAC will license its software to as many as 40 public sector hospitals for the Provincial Government of the Western Cape.

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

Results of Operations for the Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007

Total revenue for the second quarter of fiscal 2009 was $10,015,000 compared to $8,659,000 in the second quarter of fiscal 2008, an increase of $1,356,000, or 16%.  The increase in revenue is primarily due to significant increases in service revenues associated with both the medication management and blood management product lines.  Blood management products and services recorded total revenue of $5,182,000 in the second quarter of fiscal 2009, representing an increase of $629,000, or 14%, compared to $4,553,000 in the same period of fiscal 2008.  Medication management products and services (including the results from the recent acquisition of HOS but excluding JAC) recorded an increase in total revenue of $773,000, or 30%, from $2,552,000 in the second quarter of fiscal 2008 to $3,325,000 in the same period of fiscal 2009.  JAC recorded total revenues of $1,291,000 in the second quarter of fiscal 2009, representing a decrease of $63,000, or 5%, compared to $1,354,000 in the same period of fiscal 2008.

System revenue, which includes proprietary software, third party software, hardware revenue and subscription revenue, amounted to $2,023,000 for the quarter ended December 31, 2008, approximately the same amount as the $2,032,000 of system sales reported in comparable quarter of fiscal 2008.   System revenue for the blood management products was $991,000 for the second quarter of fiscal 2009, an increase of $41,000, or 4%, compared to $950,000 in the same quarter of fiscal 2008.  This increase is primarily due to increased subscription revenue associated with Blood Center Technology sales, partially offset by the anticipated decrease in HCLL system sales.  We anticipate that recurring revenue from Blood Center Technologies will continue to grow and that our newer BloodSafe and BiologiCare offerings will begin to contribute more strongly to system revenues in the coming quarters.   In contrast, we believe that HCLL software sales will continue to contribute at consistent levels but will not show ongoing strong growth.  System sales for the medication management products (including the results from the recent acquisition of HOS but excluding JAC) decreased from $695,000 in fiscal 2008 to $541,000 in fiscal 2009, representing a decrease of $154,000, or 22%.  This decrease resulted primarily from the sale of the WORx and MediREC software to a large, new customer in the second quarter of fiscal 2008, which was not repeated in the second quarter of fiscal 2009.  JAC recorded system sales of $491,000 for the second quarter of fiscal 2009, representing an increase of $104,000, or 27%, compared to $387,000 reported for the same period in fiscal 2008.  The Company believes that JAC is well positioned to continue its growth in the coming quarters.

Index

Service revenue, which includes recurring post contract support revenues, implementation services and promotional services increased $1,365,000, or 21%, to $7,992,000 in the second quarter of fiscal 2009 compared to $6,627,000 for the same period in fiscal 2008.   Service revenue for the blood management products totaled $4,191,000 for the second quarter of fiscal 2009, representing an increase of $588,000or 16%, compared to $3,603,000 in the second quarter of fiscal 2008.  The increase primarily reflects the anticipated increase in implementation activity related to the implementation of HCLL software systems, along with an increase in promotional revenue associated with the Blood Center Technologies products.  Mediware anticipates that service revenue associated with HCLL will continue to be strong through the remainder of  fiscal 2009 as we complete the majority of the remaining HCLL implementation projects.  Service revenue for the medication management products (including the results of the recent acquisition of HOS but excluding JAC) increased $927,000, or 50%, to $2,784,000 in the second quarter of fiscal 2009 compared to $1,857,000 for the same quarter of fiscal 2008.  This increase reflects an increase in upgrade services, as existing customers upgrade their WORx software systems to a new version of the software.   We are providing these upgrade services under a focused upgrade program designed to encourage Customers to upgrade their software to help ensure that the customers have access to third party drug information in the WORx software.   We expect upgrade service revenue to remain strong  for the remainder of the year as a result of this program.  Service revenue for JAC decreased $167,000, or 17%, to $800,000 in the second quarter of fiscal 2009 compared to $967,000 in the second quarter of fiscal 2008.  This decrease is primarily the result of a reduction in support revenues denominated in U.S. dollars resulting from the declining foreign currency exchange rates and a decrease in the number of ongoing implementation projects compared to the same quarter in fiscal 2008.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $282,000, or 41%, to $967,000 in the second quarter of fiscal 2009 as compared to $685,000 in the same period in fiscal 2008 due to an increase in third party hardware and software sales resulting primarily from our sale of Laktrak to an important customer.  Laktrak is a product we resell on behalf of our Bloodsafe partner.  We anticipate that theese sales will positively impact our revenue and improve our positioning to introduce Bloodsafe to new customers.  The gross margin, excluding amortization of capitalized software costs, on system sales was 52% in the second quarter of fiscal 2009 compared to 66% in the same quarter in fiscal 2008.  The decrease in gross margin is primarily due to the increase in the amount of third party software sold during the quarter and the smaller amount of high margin proprietary system sales during the second quarter of fiscal 2009 compared to the same period in fiscal 2008.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $353,000, or 15%, to $2,651,000 in the second quarter of fiscal 2009 as compared to $2,298,000 in the same period of fiscal 2008.  The increase in cost of services is primarily attributed to increases in the number of customer service personnel needed to facilitate the implementation of the HCLL projects and provide upgrade services to the existing WORx customers.  Also contributing were the promotional activities associated with the BCT services.  Gross margin on service revenue was 67% for the second quarter of fiscal 2009 compared to 65% for the second quarter of fiscal 2008.  The increase in gross margin on service revenue was due to a higher utilization of our implementation team.  Mediware anticipates that gross margins will remain consistent with the current levels for the remainder of fiscal 2009.

Amortization of capitalized software increased $86,000 or 6%, to $1,517,000 in the second quarter of fiscal 2009 compared to $1,431,000 in the second quarter of fiscal 2008.  This increase is primarily due to increased amortization of capitalized software costs related to recent product releases.  We expect amortization of capitalized software to remain comparable with its current levels for the remainder of fiscal 2009, and we anticipate that amortization costs will decline significantly in fiscal 2010; provided Mediware's capitalization rates and cash expenditures continue at substantially the same rate.  At our current level of investment in product development activities we expect amortization of capitalized software to decline by approximately $700,000 in fiscal 2010.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs decreased $81,000, or 8%, to $882,000 in the second quarter of fiscal 2009 compared to $963,000 in the second quarter of fiscal 2008.  Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $1,820,000 in the second quarter of fiscal 2009 compared to $1,721,000 in the second quarter of fiscal 2008, an increase of $99,000, or 6%.  This increase is primarily a result of slightly higher investment in the blood management products during the quarter and the impact of the recent acquisition of HOS.  We expect to maintain our current investment in product development in its blood management and medication management products in the near term.

Index

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Mediware also includes bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses decreased $437,000, or 11%, from $4,092,000 in the second quarter of fiscal 2008 to $3,655,000 in the second quarter of fiscal 2009.  This decrease is primarily attributable to the restructuring efforts announced in the first quarter of fiscal 2008 and lower sales commissions and legal expenses.  This decrease was partially offset by increases in marketing expense and incremental costs associated with personnel associated with the recent acquisition of HOS.

Income tax expense increased from a benefit of $231,000 in the second quarter of fiscal 2008 to an expense of $143,000 in the same period of fiscal 2009, as a result of the increase in operating income.

Net income for the second quarter of fiscal 2009 was $303,000, compared to a net loss of $337,000 during the second quarter of fiscal 2008, resulting in an increase of $640,000.  The improvement resulted primarily from an increase in service revenue and a decrease in SG&A expenses.

Results of Operations for the Six Months Ended December 31, 2008 as Compared to the Six Months Ended December 31, 2007

Total revenue for the six-month period ended December 31, 2008 was $19,848,000 compared to $19,403,000 in the comparable period of fiscal 2008, an increase of $445,000 or 2%.  The increase in revenue is largely due to an increase in medication management and blood management service revenues, partially offset by a decrease in medication management system sales.   Blood management products and services recorded total revenue of $10,218,000 during the six-month period of fiscal 2009, representing an increase of $990,000 or 11% compared to $9,228,000 in the same period of fiscal 2008.  Medication management products and services (including the results from the recent acquisition of HOS but excluding JAC) recorded a decrease in total revenue of $855,000, or 12% from $7,310,000 in the first six months of fiscal 2008 to $6,455,000 in the same period of fiscal 2009.  JAC recorded total revenues of $2,759,000 during fiscal 2009, representing an increase of $303,000 or 12%, compared to $2,456,000 in the same period of fiscal 2008.

System sales revenue amounted to $4,452,000 for the six months ended December 31, 2008, a decrease of $1,770,000 or 28%, from $6,222,000 in the same period in fiscal 2008.  System sales for the blood management products were $2,331,000 for the first six months of fiscal 2009, an increase of $227,000 or 11%, compared to $2,104,000 in the same period of fiscal 2008.  System sales for the medication management products (including the results from the recent acquisition of HOS  but excluding JAC) decreased from $3,499,000 in the first six months of fiscal 2008 to $1,088,000 in the same period of fiscal 2009, representing a decrease of $2,411,000, or 69%.  This decrease reflects a decrease in MediMAR sales revenue due to the signing of a significant MediMAR contract during the first quarter of fiscal 2008 and, to a lesser extent, a decrease in WORx revenue and MediREC revenue.  JAC recorded system sales of $1,033,000 for the first six-month period of fiscal 2009, representing an increase of $420,00, or 68%, compared to $613,000 reported for the same period in fiscal 2008.

Service revenue increased $2,215,000, or 17%, to $15,396,000 in the first six months of fiscal 2009 compared to $13,181,000 for the same period in fiscal 2008.  Service revenue for the blood management products totaled $7,887,000 for the first six-month period of fiscal 2009 representing an increase of $763,000, or 11%, compared to $7,124,000 in the same period of fiscal 2008 primarily reflecting an anticipated increase in implementation activity for the HCLL software systems.  Service revenue for the medication management products (including the results from the recent acquisition of HOS but excluding JAC) increased $1,556,000 or 41% to $5,367,000 in the first six months of fiscal 2009 compared to $3,811,000 for the same period of fiscal 2008.  This increase is a result of an increase in system implementations for WORx upgrades in 2009 as compared to the same period in fiscal 2008.  Service revenue for JAC decreased $117,000, or 6%, to $1,726,000 in the six-month period of fiscal 2009 compared to $1,843,000 in the same period of fiscal 2008.  This decrease is primarily the result of a reduction in support revenues denominated in U.S. dollars resulting from the declining foreign currency exchange rates, offset in part by an increase in training revenues related to new sales.

Index

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $333,000, or 24%, to $1,707,000 during the first six months of fiscal 2009 as compared to $1,374,000 in the same period in fiscal 2008.  The gross margin, excluding amortization of capitalized software costs, on system sales was 62% in the six-month period of fiscal 2009 compared to 78% in the same period in fiscal 2008.   The decrease in gross margin is primarily due to an increase in the amount of third party hardware sold during the six months and the smaller amount of high margin proprietary system sales during the first six months of fiscal 2009 compared to the same period is fiscal 2008.

Cost of services increased $794,000, or 18%, to $5,308,000 during the first six months of fiscal 2009 as compared to $4,514,000 in the same period of fiscal 2008.  The increase in cost of services is primarily attributed to an increase in the number customer service personnel needed to facilitate the implementation of HCLL projects and to provide upgrade services to existing WORx customers.  Gross margin on service revenue remained consistent at 66% for the six months of fiscal 2009 compared to 66% for the same period last year.

Amortization of capitalized software increased $132,000, or 5%, to $3,003,000 in the first six months of fiscal 2009 compared to $2,871,000 in fiscal 2008.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of the HCLL and WORx products.

Software development costs decreased $188,000, or 10%, to $1,758,000 in fiscal 2009 compared to $1,946,000 in the same period of fiscal 2008. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $3,700,000 in the first six-month period of fiscal 2009 compared to $3,632,000 in the same period of fiscal 2008, an increase of $68,000, or 2%.  This increase is primarily a result of higher investment in the blood management products during the first six-months of fiscal 2009 and the impact of the recent acquisition of HOS.

SG&A expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Mediware also includes bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.   SG&A expenses decreased $1,159,000 from $8,676,000 in the first six months of fiscal 2008 to $7,517,000 in the same period of fiscal 2009.  The decrease in SG&A expenses is primarily attributable to the restructuring efforts announced during the first quarter of fiscal 2008 and decreases in sales commissions, professional fees, medical and recruitment expenses.

Income tax expense decreased $116,000, from $401,000 during the first six months of fiscal 2008 to $285,000 in the same period of fiscal 2009.  In conjunction with this decrease, the effective tax rate decreased from 76.1% for the six months ending December 31, 2007 to 35.3% in the same period of fiscal 2008.  The decrease in the effective tax rate is primarily attributable to a $225,000 non-cash write-off of certain deferred tax assets relating to fully vested non-qualified stock options that were forfeited as a result of the departure of certain employees during the first quarter of fiscal 2008.

Net income during the first six months of fiscal 2009 was $521,000, compared to net income of $126,000 during the same period of fiscal 2008, resulting in an increase of net income of $395,000.

Liquidity and Capital Resources

As of December 31, 2008, Mediware had cash and cash equivalents of $18,631,000 compared to $22,741,000 at June 30, 2008.  Working capital was $16,578,000 and $18,995,000 at December 31, 2008 and June 30, 2008, respectively.  The current ratio was 2.4 to 1 at December 31, 2008 compared to 2.5 to 1 at June 30, 2008.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $2,692,000 during the first six months of fiscal year 2009 compared to $5,995,000 during the same period a year ago.  The decrease in cash provided by operating activities is primarily due to exceptional collections on accounts receivable in the first six months of fiscal 2008 resulting in comparably slower collections of our accounts receivable and a reduction in deferred tax liabilities partially offset by an increase in net income.

Index

Cash used in investing activities was $6,045,000 during the first six months of  fiscal 2009 compared to $7,825,000 during the same period a year ago.  The decrease in cash used in investing activities is primarily attributable to decreased acquisition costs.  During the first six months of fiscal 2009, Mediware paid an initial purchase price of $3,483,000 for the assets of HOS and another $314,000 as final payment for the IMS acquisition.  In the fiscal 2008 period, the Company paid $5,501,000 as the initial purchase price for the IMS business.

Cash used in financing activities was $127,000 during the first six months of fiscal 2009 compared to $4,000 during the same period a year ago.  The cash used for financing activities in the 2009 period is attributable to stock repurchases under our Share Repurchase Program.  There were no stock repurchases during the fiscal 2008 period.

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

Our liquidity is influenced by our ability to perform on a “Best of Suite” basis in a competitive industry.  Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are licensed or implemented.  Exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products or any additional stock repurchases, we believe that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future.  We continue to review our long-term cash needs.  Currently, there are no plans for additional outside financing, except that Mediware is considering establishing a new line of credit or an alternative source of financing that we may access upon demand.

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

	Balance at December 31, 2008 ($ in 000)	Effective Interest Rate at December 31, 2008	Effect of 1% Change ($ in 000)
Cash Equivalents	$18,631	2.6%	$186

At December 31, 2008, a 1% decrease in the current per annum interest rate for our cash equivalents each would result in $186,000 less interest income during the next fiscal year.  The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of December 31, 2008.  The calculation, therefore, does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Concentrations of Credit Risk

Mediware maintains its cash and cash equivalents with financial institutions with high credit ratings.  At this time, the Company maintains deposits in federally insured financial institutions in excess of federally insured (FDIC) limits.  However management believes that the Company is not exposed to significant credit risk.  The Company has not experienced any losses to its cash and cash equivalents.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates affect:

●	the results of Mediware’s international operations reported in United States dollars; and

●	the value of the net assets of JAC reported in United States dollars.

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 13% and 16% of Mediware’s consolidated revenue for the three-months ended December 31, 2008 and 2007, respectively, and 14% and 13% for the six-months ended December 31, 2008 and 2007, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Assets and liabilities for JAC are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our net income for the three and six-months ended December 31, 2008 was negatively impacted by a $31,000 and $67,000 foreign currency movement, respectively, and was positively impacted by a $1,000 foreign currency movement, respectively, for the three-months and six-months ended December 31, 2007.  These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of December 31, 2008.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three and six-months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 6, 2006, Triad Laboratory Alliance, LLC d/b/a Spectrum Laboratory Network (“Spectrum”) filed suit against Mediware in the General Court for Justice, Superior Court Division, County of Guilford, North Carolina. The case was subsequently removed from North Carolina state court to the United States District Court for the Middle District of North Carolina. Spectrum sought an unspecified amount of damages (exceeding $300,000) due to, among other things, Mediware’s alleged misrepresentations and breaches of warranties under its license agreement and the alleged violation of the North Carolina unfair trade practices statute.  Mediware filed a counterclaim alleging, among other things, breach of contract and misappropriation by Spectrum of Mediware’s intellectual property.  In November 2008, the parties entered into a settlement agreement and mutual releases of claims by the parties against each other, with no material adverse impact on the Company.

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

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 included under Item 1A “Risk Factors” in addition to the other information set forth in this report (including the risk factors identified below). The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

We have recently consummated a strategic acquisition and may pursue additional strategic acquisitions, investments, and relationships in the future, and we may not be able to successfully manage our operations if we fail to successfully integrate acquired businesses and technologies, which could adversely affect our operating results.

As part of our business strategy, we may seek and complete strategic business acquisitions that that are complementary to our business. On November 20, 2008, we acquired substantially all of the assets of HOS, a company that provides medication management solutions to the small hospital, specialty pharmacy and home infusion markets. Acquisitions, such as our acquisition of the business of HOS, have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

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

If we fail to successfully integrate HOS or other acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2008, the Board of Directors of the Company authorized Mediware to repurchase up to $4,000,000 of its Common Stock, at times and prices as the President and Chief Executive Officer or the Chief Financial Officer of the Company shall determine to be appropriate (the “Share Repurchase Program”).  In October 2008, the Board of Directors expanded the Share Repurchase Program by $3,318,000, bringing the total amount authorized under the Share Repurchase Program to $7,318,000.  The program has no expiration date, and Mediware has no obligation to purchase shares under the Share Repurchase Program.

As of December 31, 2008, the Company has repurchased a total of 577,000 shares of Common Stock at a cost of $3,445,000 under the Share Repurchase Program, including 28,000 shares of Common Stock purchased at a cost of $127,000 during the three and six months ended December 31, 2008.  As of December 31, 2008, the Company is authorized to purchase up to an additional $3,873,000 of Common Stock under the Share Repurchase Program.

Index

The following table lists Mediware’s share repurchases during the second quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

November 2009	28,000	$4.54	577,000	$ 3,873,000

Total	28,000	$4.54	577,000	$ 3,873,000

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our annual stockholders’ meeting on December 4, 2008.

(b)	At our annual shareholders’ meeting we voted on a proposal to elect Philip Coelho, T. Kelly Mann and Ira Nordlicht for three-year terms as Class II directors;

(c)
We voted on two proposals at the annual shareholders’ meeting: the election of directors and the ratification of Eisner LLP, as independent registered public accounting firm for the Company for the year ending June 30, 2009.

(1) Election of Directors
	For	Withhold	Abstain
Philip Coelho	7,169,871	426,890	-
T. Kelly Mann	7,016,612	580,149	-
Ira Nordlicht	7,169,871	426,890	-

(2) Proposal to ratify selection of Eisner LLP as independent registered public accounting firm for the Company for the year ending June 30, 2009.
	For	Against	Abstain
Eisner LLP	7,566,995	7,410	22,356

Index

ITEM 6.	EXHIBITS

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

February 3, 2009	/s/	T. KELLY MANN
Date		T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

February 3, 2009	/s/	MARK B. WILLIAMS
Date		MARK B. WILLIAMS
CHIEF FINANCIAL OFFICER