Form 10-Q
period 2009-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2009-05-12
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 25, 2009, there were 7,655,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

Index

PART I	FINANCIAL INFORMATION
1.	FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	March 31,	June 30,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$21,322	$22,741
Accounts receivable (net of allowance of $706 and $748)	7,820	6,812
Inventories	297	102
Deferred income taxes	870	872
Prepaid expenses and other current assets	924	937
Total current assets	31,233	31,464

Fixed assets, net	1,720	1,831
Capitalized software costs, net	13,960	15,512
Goodwill, net	9,260	7,378
Other intangible assets, net	2,534	1,386
Other long-term assets	48	57
Total Assets	$58,755	$57,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,373	$1,044
Advances from customers	7,941	7,718
Accrued income taxes	1,138	485
Accrued expenses and other current liabilities	2,993	3,222
Total current liabilities	13,445	12,469

Deferred income taxes	4,563	5,268
Total liabilities	18,008	17,737

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; 8,245,000 and 8,180,000 shares issued as of March 31, 2009 and June 30, 2008, respectively	823	818
Additional paid-in capital	32,114	31,419
Treasury stock, 590,000 and 549,000 shares at March 31, 2009 and June 30, 2008, respectively	(3,503)	(3,318)
Retained earnings	11,867	10,863
Accumulated other comprehensive income (loss)	(554)	109
Total stockholders' equity	40,747	39,891
Total Liabilities and Stockholders' Equity	$58,755	$57,628

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	(Unaudited) Three months ended March 31,		(Unaudited) Nine months ended March 31,
	2009	2008	2009	2008
Revenue
System sales	$2,700	$2,659	$7,152	$8,881
Services	7,502	7,180	22,898	20,361

Total revenue	10,202	9,839	30,050	29,242

Cost and Expenses
Cost of systems (1)	996	835	2,703	2,209
Cost of services	2,580	2,364	7,888	6,878
Amortization of capitalized software costs	1,449	1,441	4,452	4,312
Software development costs	1,036	1,035	2,794	2,981
Selling general and administrative	3,466	3,852	10,983	12,528

Total costs and expenses	9,527	9,527	28,820	28,908

Operating income	675	312	1,230	334

Interest and other income	51	195	299	734
Interest and other (expense)	-	(7)	3	(41)

Income before income taxes	726	500	1,532	1,027
Income tax expense	(243)	(184)	(528)	(585)

Net income	483	316	1,004	442

Other comprehensive income
Foreign currency translation adjustment	(33)	(1)	(663)	(7)

Comprehensive income	$450	$315	$341	$435

Net income per Common Share
Basic	$0.06	$0.04	$0.13	$0.05
Diluted	$0.06	$0.04	$0.13	$0.05

Weighted Average Common Shares Outstanding
Basic	7,643	7,918	7,648	8,076
Diluted	7,943	8,273	7,972	8,411

(1)	Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2008	8,180	$818	$31,419	$(3,318)	$10,863	$109	$39,891
Exercise of stock options	22	1	66				67
Issuance of common stock on vesting of restricted shares	43	4	(4)				-
Stock based compensation expense			619				619
Repurchase of common stock				(185)			(185)
Excess tax benefits from exercise of non-qualified stock options			14				14
Foreign currency translation adjustment						(663)	(663)
Net income					1,004		1,004
Balance at March 31, 2009 (Unaudited)	8,245	$823	$32,114	$(3,503)	$11,867	$(554)	$40,747

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Nine Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,004	$442
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	5,265	4,900
(Gain) Loss on disposal of fixed assets	(24)	11
Stock based compensation expense	619	493
Deferred tax provision	(531)	372
Provision for doubtful accounts	232	31
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,417)	2,504
Inventories	(193)	99
Prepaid expenses and other assets	16	(27)
Accounts payable, accrued expenses and advances from customers	1,922	1,722
Net cash provided by operating activities	6,893	10,547

Cash Flows From Investing Activities
Acquisition of fixed assets	(418)	(1,171)
Proceeds from sale of fixed assets	47	-
Capitalized software costs	(2,900)	(2,546)
Acquisition of Integrated Marketing Solutions, LLC	(314)	(5,524)
Acquisition of Hann’s On Software, Inc.	(3,483)	-
Net cash used in investing activities	(7,068)	(9,241)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	67	-
Repurchase of common stock	(185)	(3,318)
Excess tax benefit from the exercise of stock options	14	-
Principal payments on note payable	-	(4)
Net cash used in financing activities	(104)	(3,322)

Effect of exchange rates on cash and cash equivalents	(1,140)	(7)

Net change in cash and cash equivalents	(1,419)	(2,023)
Cash at beginning of period	22,741	22,789
Cash at end of period	$21,322	$20,766

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes paid	$394	$154

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

The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

The results of operations of acquisitions are included in the financial statements from their respective acquisition dates.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding (“Common Stock”) of Mediware.  For the three and nine months ended March 31, 2009 and March 31, 2008, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

As of March 31, 2009, the Company has repurchased a total of 590,000 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program, including 13,000 shares of Common Stock purchased at a cost of $58,000 during the three months ended March 31, 2009 and 41,000 shares of Common Stock purchased at a cost of $185,000 during the nine months ended March 31, 2009.  As of March 31, 2009, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

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

Index

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

Mediware expects the HOS products to generate revenue by licensing its proprietary software, and by providing professional services and support for its product lines.  Generally, HOS customers are charged an initial start-up fee along with monthly fees for the continued use and support of the software.  Software license fees are recognized up front, subject to the requirements of the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition.” Professional services and support revenues are recognized as the service is delivered.

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the nine months ended March 31, 2009 is as follows (in thousands):

Carrying amount as of June 30, 2008	$7,378
Acquisition of HOS	2,056
Tax benefit of amortization	(174)
Carrying amount as of March 31, 2009	$9,260

Other Intangible Assets

The carrying amount of our other intangible assets as of March 31, 2009 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$876	$(163)	$713	4.1
Customer relationships	2,014	(264)	1,750	6.0
Non-compete agreements	115	(44)	71	1.1
	$3,005	$(471)	$2,534

Index

Amortization expense for other intangible assets amounted to $131,000 and $293,000 for the three and nine months ended March 31, 2009, and $67,000 and $111,000 for the three and nine months ended March 31, 2008.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2009	131
2010	503
2011	479
2012	463
2013	400
Thereafter	558
$2,534

6.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS 123R, which establishes a fair value-based method of accounting for stock-based compensation.  The aggregate noncash stock based compensation expense totaled $185,000 and $242,000 for the three-months ended March 31, 2009 and 2008, respectively, and $619,000 and $493,000 for the nine months ended March 31, 2009 and 2008, respectively.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of March 31, 2009, there were 1,034,000 shares available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of March 31, 2009 no options were available to be issued under this Plan.

Restricted Common Stock Awards

During fiscal 2006, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 200,000 restricted shares of common stock (the “Performance Shares”).  The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share.  The Company has not recorded any compensation expense related to the Performance Shares because it is not probable the performance goals will be met.  The Company will continue to assess whether or not the achievement of any performance goals are probable at each reporting period, and will begin recognizing the related expense if and when the performance conditions become probable.  As of March 31, 2009, 75,000 of these Performance Shares were outstanding.  The Performance Shares may result in compensation expense in future periods of up to $699,000, representing the fair value on the date of the grant, if it becomes probable the performance goals will be met.

Index

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  The Company recorded compensation expense of $7,000 and $16,000 for the three-months ended March 31, 2009 and 2008, respectively, and compensation expense of $4,000 and $79,000 for the nine months ended March 31, 2009 and 2008, respectively.  These amounts include a benefit related to the forfeiture of certain non-vested Time-Based Shares of $12,000 and $18,000 for the nine months ended March 31, 2009 and 2008, respectively.  There were no forfeitures in the three-month periods ended March 31, 2009 or March 31, 2008.  The Time-Based Shares will result in compensation expense in future periods of up to $20,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of Director Shares granted is determined based upon the fair market value of the Company’s stock on the first trading day of each calendar year.  The Director Shares vest on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to the Director Shares of $18,000 for the three-months ended March 31, 2009 and 2008, respectively, and $53,000 for each of the nine-months ended March 31, 2009 and 2008, respectively.  The Director Shares will result in compensation expense in future periods of up to $17,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “Enhanced Performance Shares”).  The Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance objectives.  The Company recorded compensation expense related to the Enhanced Performance Shares of $120,000 and $115,000 for the three-months ended March 31, 2009 and 2008, respectively, and $419,000 and $323,000 for the nine-months ended March 31, 2009 and 2008, respectively.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable.  The Enhanced Performance Shares may result in compensation expense in future periods of up to $655,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $110,000 of unrecognized time-based compensation expense related to the continued employment of the key employees.

Estimated future stock-based compensation expense related to time-based restricted stock is as follows (in thousands):

Fiscal Years Ending June 30,	Time- Based Shares	Enhanced Performance Shares (Time-Based Portion)	Director Shares	Total
2009	$6	$37	$17	$60
2010	10	67	-	77
2011	4	6	-	10
Total estimated future stock-based compensation expense	$20	$110	$17	$147

Index

A summary of the status of the Company’s nonvested restricted common stock as of March 31, 2009, and changes during the nine-months ended March 31, 2009, is presented below (shares amounts in thousands):

	Performance Shares	Weighted verage Grant Date Fair Value	Time-Based Shares	Weighted Average Grant Date Fair Value	Director Shares	Weighted Average Grant Date Fair Value	Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2008	75	$9.32	20	$7.29	-	$-	208	$6.63
Granted	-	-	-	-	15	4.68	-	-
Canceled or forfeited	-	-	(7)	6.78	-	-	-	-
Vested	-	-	(5)	8.50	-	-	(38)	6.53
Nonvested at March 31, 2009	75	$9.32	8	$6.98	15	$4.68	170	$6.65

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

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
Risk-free interest rates	No Options	2.7% - 2.8%	2.8%	2.7% - 4.8%
Expected option life in years	Granted	2-3	2-3	1-5
Expected stock price volatility		35% - 41%	51%	34% - 41%
Expected dividend yield			-	-

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

Index

The following table sets forth summarized information concerning the Company's stock options as of March 31, 2009 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	976	$8.42

Granted	10	3.89
Exercised	(22)	3.00
Forfeited or expired	(45)	6.73

Outstanding at March 31, 2009	919	$8.59	3.4	$65

Vested and expected to vest at March 31, 2009	919	$8.59	3.4	$65

Options exercisable at March 31, 2009	739	$9.06	2.7	$63

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from options exercised under all stock-based payment arrangements was $67,000 for the three and nine-months ended March 31, 2009.  The aggregate intrinsic value of options exercised during the nine months ended March 31, 2009 was $32,000.  Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the three and nine months ended March 31, 2009 was $1.32 per option, and $2.15 per option for the nine-months ended March 31, 2008.  The Company recorded $40,000 and $58,000 of compensation expense for stock option plans for the three months ended March 31, 2009 and 2008, respectively, and $143,000 and $127,000 for the nine months ended March 31, 2009 and 2008, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2009	$37
2010	95
2011	42
2012	10
Total estimated future stock-based compensation expense	$184

Index

A summary of the status of the Company’s nonvested options as of March 31, 2009, and changes during the nine months ended March 31, 2009 is presented below (share amounts in thousands):

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2008	215	$2.22
Granted	10	1.32
Canceled or expired	-	-
Vested	(45)	$2.21
Nonvested at March 31, 2009	180	$2.17

The total fair value of shares vested during the nine months ended March 31, 2009 was $100,000.

The following table presents information relating to stock options at March 31, 2009 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	145	$3.70	0.9	134	$3.69
$4.50 - $ 7.49	229	$6.83	6.4	60	$6.91
$7.50 - $ 8.99	119	$8.19	1.6	119	$8.19
$9.00 - $ 10.49	172	$10.13	3.4	172	$10.13
$10.50 - $11.99	92	$10.89	1.2	92	$10.89
$12.00 - $13.49	117	$12.45	3.4	117	$12.45
$13.50 - $14.99	45	$13.74	4.9	45	$13.74
	919			739

7.	INCOME TAXES

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

Index

As of March 31, 2009, the Company’s unrecognized tax benefits totaled $380,000, including $19,000 relating to accrued interest and penalties, which related to tax positions which, if recognized, would affect the annual effective tax rate.  The Company recognizes accrued interest and penalties in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ended before June 30, 2005.  In January 2009, the Company was notified that the Internal Revenue Service will be examining its fiscal 2007 Federal income tax return.  The examination has not yet been completed and the outcome cannot be determined at this time.

During the nine-months ended March 31, 2008, the Company reduced its deferred tax assets by approximately $225,000 in connection with fully vested non-qualified employee stock options which terminated as a result of the departure of certain employees.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
Medication Management Systems:
System revenue	$1,619	$1,558	$3,740	$5,670
Service revenue	3,572	2,959	10,665	8,613
Blood Management Systems:
System revenue	1,070	1,101	3,401	3,205
Service revenue	3,686	4,018	11,573	11,142
Perioperative Management Systems:
System revenue	11	-	11	6
Service revenue	244	203	660	606
Total	$10,202	$9,839	$30,050	$29,242

Index

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue from Unaffiliated Customers:
United States operations	$8,719	$8,174	$25,808	$25,121
United Kingdom operations	1,483	1,665	4,242	4,121
Total	$10,202	$9,839	$30,050	$29,242

Net Income:
United States operations	$209	$35	$481	$42
United Kingdom operations	274	281	523	400
Total	$483	$316	$1,004	$442

	March 31,
	2009	2008
Identifiable Assets:
United States	$53,828	$52,960
United Kingdom	4,927	5,829
Total	$58,755	$58,789

9.	CONTINGENCIES

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

10.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Index

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently with having to apply complex accounting provisions.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 on July 1, 2008 did not have a material impact on the Company’s financial position.

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for acquisitions dated on or after the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 141(R) on its results of operations and financial condition.

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

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of March 31, 2009, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended March, 31 2009 and 2008, cash flows for the nine-month periods ended March 31, 2009 and 2008, and statement of stockholder’s equity for the nine-months ended March 31, 2009.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2008, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 2, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2008 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
April 29, 2009

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

Overview

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas.  The Company maintains an Internet website at www.mediware.com, at which reports filed with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Securities Exchange Act”) can be obtained under “Investor Relations” without charge as soon as reasonably practicable after filed or furnished with the SEC.  The Company may post at its website additional information important to its shareholders and to potential investors.  Information on or linked to the Company website is not incorporated by reference into this Quarterly Report on Form 10-. Q Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

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

In November 2008, the Company acquired substantially all the assets of Hann’s On Software, Inc, a California corporation (“HOS”).  HOS provided of medication management solutions to the small hospital, specialty pharmacy and home infusion markets through integrated software solutions which address the complex work flow and patient safety needs of these markets.

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

Index

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

The Company anticipates that a continued increase in government regulation, public and competitive pressure regarding errors occurring in hospitals, as well as new health threats, will continue to drive the industry’s expenditures on clinical information systems.  Further, the economic stimulus bill passed by Congress and signed by President Obama in early 2009, allocates $19 billion in grants and incentives for companies and practices to buy health information technology.  Additionally, President Obama has asked Congress to further expand its investment in healthcare information technology in next year’s budget and beyond.  The Company believes that over time, these increases in government spending on health care information technologies will increase funding available to hospitals for spending on health care information technologies and could increase the resources hospitals have to purchase Mediware products.  Mediware believes that its product strategy and offerings can play a role in moving healthcare information technology standards forward to deliver significant results for patients and customers.

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

Index

The Company’s flagship blood transfusion product is the HCLL transfusion software.  Mediware also provides its hospital customers its complementary HCLL donor software module for use in hospital-based donor centers. The HCLL software (HCLL Transfusion and HCLL Donor) addresses blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area that is as a key to controlling the rising cost of blood products. As of March 31, 2009, the HCLL software was in productive use at nearly 225 sites. The Company has licensed the software for use at approximately 300 facilities.

The Company is also looking to new products and markets to continue its growth in the blood management.  In early fiscal year 2008, the Company announced its new BloodSafe(TM) suite of products.  The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware expects its first BloodSafe customer to begin productive use of the integrated product in the fourth quarter of fiscal 2009.

Blood Center Technologies

The Company also provides software tools and services to large, complex blood centers for donor targeting, donor recruitment, donation management, unit testing, blood component manufacturing, inventory control, sales and distribution. This is accomplished through a combination of the Company’s 510(k) cleared LifeTrak(R) software and the products and capabilities acquired in Mediware’s November 1, 2007 acquisition of substantially all of the business assets of Integrated Marketing Solutions, Inc (“IMS”).  The addition of IMS to Mediware’s blood center strategies enables the Company to deliver an integrated software solution for blood centers to improve collections and efficiency throughout the entire process from blood donor recruitment to hospital distribution.  Since the acquisition of IMS, Mediware has been aggressively integrating software and capabilities to streamline the effectiveness of blood centers, from donor recruitment, through the clinical laboratory, to hospital management. With the addition of the IMS components, LifeTrak has robust clinical capabilities with modern and effective CRM technologies that enable blood centers to improve the effectiveness of coordinated blood drive campaigns while still meeting the strict FDA regulations for safe blood management. Combining IMS and LifeTrak technologies, it is estimated that Mediware products support over 50% of the U.S. blood supply at some point in the collection, testing and distribution processes.

To capitalize on the integration of IMS and to focus on the unique needs of the blood center market segment, on July 8, 2008 Mediware announced the launch of Blood Center Technologies (“BCT”).  Mediware’s BCT business unit is a customer focused team that combines the IMS assets with Mediware LifeTrak assets to drive growth as Mediware expands its focus in the blood donor market.  As of March 31, 2009, the BCT business unit had software in productive use at over 305 facilities.

Index

Biologics Products

Hospitals are beginning to face the same pressures to manage biologic product inventory and improve safety by reducing errors, improving screening and increasing throughput and cost efficiencies as they have faced with blood products for years.  In June 2008, Mediware released BiologiCare, the Company’s first generation bone, tissue and cellular product tracking software.  The software leverages the HCLL software platform and Mediware’s blood banking expertise to address the important needs of hospitals as they begin to manage bone, tissue, cord blood stem cells and other biologic products.  BiologiCare is designed specifically to track and manage transplantable materials in hospitals, surgery centers and other healthcare facilities. The products enable users to document donors, tissue vendors and tissue recipients and to comply with current regulations regarding transplantable materials.  With the introduction of BiologiCare, Mediware believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware expects its first Biologicare customer to begin productive use of the software in the summer of 2009.

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

The Company’s principal software product for medication management is WORx, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx software has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  As of March 31, 2009, the WORx software was in productive use at approximately 180 sites.  The product's market acceptance encompasses hospitals that are primarily medium to large in size, including multi-facility healthcare systems.  The acquisition of substantially all of the HOS assets expanded Mediware’s product offering by adding a pharmacy solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  The Company currently plans to continue offering the WORx product line to larger acute care hospitals and state behavioral health facilities, while the HOS product line offers a comprehensive solution for the small and medium size hospital, specialty pharmacy and home infusion markets.  The HOS acquisition added approximately 320 hospital and home infusion sites to Mediware’s medication management customer base.

In fiscal 2004, the Company released MediCOETM and MediMAR(R).  These products are fully integrated with the WORx software and provide a complete closed loop drug therapy management system with a physician order entry module (MediCOE) and nurse point of care administration and bedside documentation module (MediMAR).

Index

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

As of March 31, 2009, the MediCOE and MediMAR products have been licensed for use in 3 and 18 separate customer sites, respectively.

To expand the Company’s capabilities and address a new industry mandate, the Company introduced MediREC in March 2007.  This medication management product assists in achieving compliance with a recent JCAHO mandate, which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital.  That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged. At March 31, 2009, MediREC was licensed for use at 7 customer sites.

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

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).  JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC includes an installed base of approximately 200 customer sites, representing over 100 National Health Service (“NHS”) acute hospitals or trusts in the U. K. JAC’s product offering includes JAC’s Pharmacy Management System and Electronic Prescribing module.  The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration.  This module is being installed in approximately 20 U.K. customer sites as of March 31, 2009, and allows hospitals to improve patient safety relevant to medication management.  The Company’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing.  The installed base includes approximately 50% of the trusts within the NHS.

Index

In the beginning of 2004, the NHS in England initiated a national program to purchase healthcare information technology.  The government has identified that program as the “Connecting for Health” program (the “National Program”).  This program is designed to develop an integrated clinical software solution for hospitals in order to support the modernization of patient care in England.  The NHS has entered into contracts to license software and services, but the National Program has experienced delays.  JAC has been able to work with the integrated service providers and the government to position itself favorably as a provider of software.  In July 2008, JAC was appointed to the ASCC (Additional Supply Capability and Capacity) framework contract in both the e-prescribing and pharmacy (stock control) categories.  Appointment to the ASCC framework provides healthcare organizations with a contracting vehicle to work directly with JAC to procure specialist e-prescribing and/or pharmacy stock control services as an alternative to the national program.  The JAC products are marketed directly through JAC’s sales force and other marketing channels, including reseller agreements in South Africa.  JAC recently entered into a multi-year contract in South Africa under which JAC will license its software to as many as 40 public sector hospitals for the Provincial Government of the Western Cape.

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

Results of Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Total revenue for the third quarter of fiscal 2009 was $10,202,000 compared to $9,839,000 in the third quarter of fiscal 2008, an increase of $363,000, or 4%.  The increase in revenue is primarily due to an increase in service revenues associated with the medication management product lines partially offset by a decrease in service revenues associated with the blood management product lines.  Blood management products and services recorded total revenue of $4,756,000 in the third quarter of fiscal 2009, representing a decrease of $363,000, or 7%, compared to $5,119,000 in the same period of fiscal 2008.  Medication management products and services (including the results from the acquired HOS business but excluding JAC) recorded an increase in total revenue of $856,000, or 30%, from $2,852,000 in the third quarter of fiscal 2008 to $3,708,000 in the same period of fiscal 2009.  JAC recorded total revenues of $1,483,000 in the third quarter of fiscal 2009, representing a decrease of $182,000, or 11%, compared to $1,665,000 in the same period of fiscal 2008.  Perioperative management revenue increased from $203,000 during the third fiscal quarter 2008 to $244,000 during the same quarter 2009.  The Company does not actively market its perioperative management products.

System sales revenue, which includes proprietary software, third party software, hardware revenue and subscription revenue, amounted to $2,700,000 for the quarter ended March 31, 2009, which represents an increase of $41,000 or 2% compared to $2,659,000 of system sales reported in comparable quarter of fiscal 2008.  System revenue for the blood management products was $1,070,000 for the third quarter of fiscal 2009, a decrease of $31,000, or 3%, compared to $1,101,000 reported in the same quarter of fiscal 2008.  This decrease is primarily due to the anticipated decrease in HCLL system sales partially offset by increased subscription revenue associated with Blood Center Technologies sales.  We anticipate that recurring revenue from Blood Center Technologies will continue to grow and that our newer BloodSafe and BiologiCare offerings will begin to contribute more strongly to system revenues in the coming quarters.  In contrast, we believe that HCLL system sales will continue to contribute but will not show ongoing strong growth.  System sales for the medication management products (including the results from the recently acquired HOS business but excluding JAC) increased from $852,000 in the third quarter of fiscal 2008 to $922,000 in the third quarter of fiscal 2009, representing an increase of $70,000, or 8%.  This increase resulted primarily from system sales generated by the acquired HOS business and an increase in third party sales, partially offset by a decrease in WORx system sales.  JAC recorded system sales of $697,000 for the third quarter of fiscal 2009, representing a decrease of $9,000, or 1%, compared to $706,000 reported for the same period in fiscal 2008.  Although JAC experienced a 37% increase in system sales based on its local currency, the foreign exchange rate between the British Pound and the US Dollar has weakened significantly since the fiscal 2008 period and JAC business success is not reflected in the US Dollar financial statements as a result.  JAC has benefited from its strong position with the National Program and the Company believes that JAC is well positioned to grow in the coming quarters.

Index

Service revenue, which includes recurring post contract support revenues, implementation services and promotional services, increased $322,000, or 4%, to $7,502,000 in the third quarter of fiscal 2009 compared to $7,180,000 for the same period in fiscal 2008.  Service revenue for the blood management products totaled $3,686,000 for the third quarter of fiscal 2009, representing a decrease of $332,000 or 8%, compared to $4,018,000 in the third quarter of fiscal 2008.  The decrease primarily is the result of a decrease in implementation activity related to the implementation of HCLL software systems, along with a decrease in promotional revenue associated with the Blood Center Technologies products.  Mediware anticipates that service revenue associated with the implementation of HCLL will continue to be strong through the remainder of fiscal 2009, but may slow thereafter, as we complete the majority of the remaining HCLL implementation projects.  Service revenue for the medication management products (including the results from the acquired HOS business but excluding JAC) increased $786,000, or 39%, to $2,786,000 in the third quarter of fiscal 2009 compared to $2,000,000 for the same quarter of fiscal 2008.  This increase reflects an increase in upgrade services, as existing customers continue to upgrade their WORx software systems to a new version of the software.  We are providing these upgrade services under a focused upgrade program designed to encourage customers to upgrade their software to help ensure that the customers have access to third party drug information in the WORx software.  We expect upgrade service revenue to remain strong for the remainder of the fiscal year as a result of this program, but this program-related revenue will wind down in the early part of the next fiscal year.  Service revenue for JAC decreased $173,000, or 18%, to $786,000 in the third quarter of fiscal 2009 compared to $959,000 in the third quarter of fiscal 2008.  This decrease is primarily the result of the declining foreign currency exchange rates.  In its local currency, JAC reported a 12% increase in service revenue for the quarter.  The Company expects service revenues to increase over the next year as JAC continues to expand its participation with the National Program.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $161,000, or 19%, to $996,000 in the third quarter of fiscal 2009 as compared to $835,000 in the same period in fiscal 2008 due to an increase in third party sales.  The gross margin, excluding amortization of capitalized software costs, on system sales was 63% in the third quarter of fiscal 2009 compared to 69% in the same quarter in fiscal 2008.  The decrease in gross margin is primarily due to the increase in the amount of third party software sold during the quarter and the smaller amount of high margin proprietary system sales during the third quarter of fiscal 2009 compared to the same period in fiscal 2008.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $216,000, or 9%, to $2,580,000 in the third quarter of fiscal 2009 as compared to $2,364,000 in the same period of fiscal 2008.  The increase in cost of services is primarily attributed to increases in the number of customer service personnel needed to facilitate the implementation of the HCLL projects and provide upgrade services to the existing WORx customers.  Gross margin on service revenue was 66% for the third quarter of fiscal 2009 compared to 67% for the second quarter of fiscal 2008.  Mediware anticipates that gross margins will remain consistent with the current levels for the remainder of fiscal 2009.

Amortization of capitalized software increased $8,000 or 1%, to $1,449,000 in the third quarter of fiscal 2009 compared to $1,441,000 in the third quarter of fiscal 2008.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of the LifeTrak, HCLL and WORx products.  We expect amortization of capitalized software to remain comparable with its current levels for the remainder of fiscal 2009, and we anticipate that amortization costs will decline significantly in fiscal 2010, provided Mediware’s capitalization rates and cash expenditures continue at substantially the same rate.  At our current level of investment in product development activities, we expect amortization of capitalized software to decline by approximately $700,000 in fiscal 2010.

Index

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs increased $1,000 to $1,036,000 in the third quarter of fiscal 2009 compared to $1,035,000 in the third quarter of fiscal 2008.  Expenditures for software development include amounts paid for both capitalizable and non-capitalizable development projects.  Total expenditures for software development were $1,994,000 in the third quarter of fiscal 2009 compared to $1,895,000 in the third quarter of fiscal 2008, an increase of $99,000, or 5%.  We believe the increase reflects our ongoing commitment to the maturation of our products, and we expect to maintain our current investment in product development in our blood management and medication management products in the near term.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Mediware also includes bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses decreased $386,000, or 10%, from $3,852,000 in the third quarter of fiscal 2008 to $3,466,000 in the third quarter of fiscal 2009.  This decrease is primarily attributable to the restructuring efforts announced in the first quarter of fiscal 2008 and lower sales and legal expenses .  This decrease was partially offset by incremental costs associated with acquired HOS business.

Income tax expense increased from $184,000 in the third quarter of fiscal 2008 to $243,000 in the same period of fiscal 2009, as a result of the increase in operating income.

Net income for the third quarter of fiscal 2009 was $483,000, compared to net income of $316,000 during the third quarter of fiscal 2008, resulting in an increase of $167,000 or 53%.  The improvement resulted primarily from increased service revenues and a decrease in SG&A expenses.

Results of Operations for the Nine Months Ended March 31, 2009 as Compared to the Nine Months Ended March 31, 2008

Total revenue for the nine month period ended March 31, 2009 was $30,050,000 compared to $29,242,000 in the comparable period of fiscal 2008, an increase of $808,000, or 3%.  The increase in revenue is largely due to an increase in medication management and blood management service revenues, partially offset by a decrease in medication management system sales.  Blood management products and services recorded total revenue of $14,974,000 during the nine month period of fiscal 2009, representing an increase of $627,000, or 4%, compared to $14,347,000 in the same period of fiscal 2008.  Medication management products and services (including the results from the acquired HOS business but excluding JAC) recorded an increase in total revenue of $1,000 from $10,162,000 in the first nine months of fiscal 2008 to $10,163,000 in the same period of fiscal 2009.  JAC recorded total revenues of $4,242,000 during fiscal 2009, representing an increase of $121,000 or 3%, compared to $4,121,000 in the same period of fiscal 2008.  Perioperative management revenue increased from $612,000 during the first nine months of fiscal 2008 to $671,000 during the same period of fiscal 2009. The Company does not actively market its perioperative management products.

System sales revenue amounted to $7,152,000 for the nine months ended March 31, 2009, a decrease of $1,729,000 or 19%, from $8,881,000 in the same period in fiscal 2008.  System sales for the blood management products were $3,401,000 for the first nine months of fiscal 2009, an increase of $196,000, or 6%, compared to $3,205,000 in the same period of fiscal 2008.  System sales for the medication management products (including the results from the acquired HOS business but excluding JAC) decreased from $4,351,000 in the first nine months of fiscal 2008 to $2,010,000 in the same period of fiscal 2009, representing a decrease of $2,341,000, or 54%.  This decrease reflects a decrease in MediMAR sales revenue due to a significant MediMAR contract that was signed during the first quarter of fiscal 2008 and, to a lesser extent, a decrease in WORx revenue and MediREC revenue.  JAC recorded system sales of $1,730,000 for the first nine months of fiscal 2009, representing an increase of $411,000, or 31%, compared to $1,319,000 reported for the same period in fiscal 2008.

Index

Service revenue increased $2,537,000, or 12%, to $22,898,000 in the first nine months of fiscal 2009 compared to $20,361,000 for the same period in fiscal 2008.  Service revenue for the blood management products totaled $11,573,000 for the first nine month period of fiscal 2009 representing an increase of $431,000, or 4%, compared to $11,142,000 in the same period of fiscal 2008 primarily reflecting an increase in implementation activity for the HCLL software systems.  Service revenue for the medication management products (including the results from the acquired HOS business but excluding JAC) increased $2,342,000, or 40%, to $8,153,000 in the first nine months of fiscal 2009 compared to $5,811,000 for the same period of fiscal 2008.  This increase is a result of an increase in WORx upgrade services and incremental revenues from the acquisition of HOS.  Service revenue for JAC decreased $290,000, or 10%, to $2,512,000 in the nine month period of fiscal 2009 compared to $2,802,000 in the same period of fiscal 2008.  This decrease is primarily the result of the declining foreign currency exchange rates between the British Pound and the US Dollar.  In its local currency, JAC reported an 11% increase in service revenue for the nine-month period.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $494,000, or 22%, to $2,703,000 during the first nine months of fiscal 2009 as compared to $2,209,000 in the same period in fiscal 2008.  The gross margin, excluding amortization of capitalized software costs, on system sales was 62% in the nine month period of fiscal 2009 compared to 75% in the same period in fiscal 2008.  The decrease in gross margin is primarily due to an increase in the amount of third party sales during the nine months and the smaller amount of high margin proprietary system sales during the first nine months of fiscal 2009 compared to the same period in fiscal 2008.

Cost of services increased $1,010,000, or 15%, to $7,888,000 during the first nine months of fiscal 2009 as compared to $6,878,000 in the same period of fiscal 2008.  The increase in cost of services is primarily attributed to increases in the number of customer service personnel needed to facilitate the implementation of the HCLL projects and provide upgrade services to the existing WORx customers.  Gross margin on service revenue remained consistent at 66% for the nine months of fiscal 2009 and 2008.

Amortization of capitalized software increased $140,000, or 3%, to $4,452,000 in the first nine months of fiscal 2009 compared to $4,312,000 in fiscal 2008.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of the HCLL and WORx products.

Software development costs decreased $187,000, or 6%, to $2,794,000 in the first nine months of fiscal 2009 compared to $2,981,000 in the same period of fiscal 2008. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $5,694,000 in the first nine month period of fiscal 2009 compared to $5,527,000 in the same period of fiscal 2008, an increase of $167,000, or 3%.  This increase is primarily a result of higher investment in the blood management products during the first nine months of fiscal 2009 and incremental development costs associated with the acquired HOS business.

SG&A expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Mediware also includes bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses decreased $1,545,000, or 12%, from $12,528,000 in the first nine months of fiscal 2008 to $10,983,000 in the same period of fiscal 2009.  The decrease in SG&A expenses is primarily attributable to the restructuring efforts announced during the first quarter of fiscal 2008 and decreases in sales, professional fees, medical and recruitment expenses.

Income tax expense decreased $57,000, from $585,000 during the first nine months of fiscal 2008 to $528,000 in the same period of fiscal 2009.  In conjunction with this decrease, the effective tax rate decreased from 57% for the nine months ending March 31, 2008 to 34.5% in the same period of fiscal 2009.  The decrease in the effective tax rate is primarily attributable to a $225,000 non-cash write-off of certain deferred tax assets relating to fully vested non-qualified stock options that were forfeited as a result of the departure of certain employees during the first quarter of fiscal 2008.

Net income during the first nine months of fiscal 2009 was $1,004,000, compared to net income of $442,000 during the same period of fiscal 2008, resulting in an increase of net income of $562,000, or 127%.  The improvement resulted primarily from increased service revenue and decreased SG&A expense partially offset by a decrease in system sales revenue.

Index

Liquidity and Capital Resources

As of March 31, 2009, Mediware had cash and cash equivalents of $21,322,000 compared to $22,741,000 at June 30, 2008.  Working capital was $17,788,000 and $18,995,000 at March 31, 2009 and June 30, 2008, respectively.  The current ratio was 2.3 to 1 at March 31, 2009 compared to 2.5 to 1 at June 30, 2008.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $6,893,000 during the first nine months of fiscal year 2009 compared to $10,547,000 during the same period a year ago.  The decrease in cash provided by operating activities is primarily due to especially strong collections on accounts receivable during the first nine months of fiscal 2008 resulting in comparably slower collections of our accounts receivable in the first nine months of fiscal 2009 and a reduction in deferred tax liabilities partially offset by an increase in net income.

Cash used in investing activities was $7,068,000 during the first nine months of fiscal 2009 compared to $9,241,000 during the same period a year ago.  The decrease in cash used in investing activities is primarily attributable to a decrease in the amount spent on acquisitions and fixed asset expenditures.  During the first nine months of fiscal 2009, Mediware paid an initial purchase price of $3,483,000 for the assets of HOS and another $314,000 as final payment for the IMS acquisition.  In the fiscal 2008 period, the Company paid $5,524,000 for the purchase price for the IMS business.

Cash used in financing activities was $104,000 during the first nine months of fiscal 2009 compared to $3,322,000 during the same period a year ago.  The cash used for financing activities in both the 2009 and 2008 period is primarily attributable to stock repurchases under our Share Repurchase Program.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements.  We expect that future cash requirements will principally be for capital expenditures, working capital requirements, any additional stock repurchases and other strategic initiatives.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the next twelve months..

Our liquidity is influenced by our ability to perform in a competitive industry.  Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are licensed or implemented.  Exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products or any additional stock repurchases, we believe that current available funds and cash generated from operations will provide sufficient liquidity to meet operating requirements for the foreseeable future.  We continue to review our long-term cash needs.  Currently, there are no plans for additional outside financing, except that Mediware is considering establishing a new line of credit or an alternative source of financing that we may access upon demand.

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

	Balance at March 31, 2009 ($ in 000)	Effective Interest Rate at March 31, 2009	Effect of 1% Change ($ in 000)
Cash Equivalents	$21,322	1.0%	$213

At March 31, 2009, a 1% decrease in the current per annum interest rate for our cash equivalents each would result in $213,000 less interest income during the next fiscal year.  The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of March 31, 2009.  The calculation, therefore, does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Concentrations of Credit Risk

Mediware maintains its cash and cash equivalents with financial institutions with high credit ratings.  At this time, the Company maintains deposits in federally insured financial institutions in excess of federally insured (FDIC) limits.  However, management believes that the Company is not exposed to significant credit risk.  The Company has not experienced any losses to its cash and cash equivalents.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates, primarily the British pound, affect:

•	the results of Mediware’s international operations reported in US Dollars; and

•	the value of the net assets of JAC reported in US Dollars.

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 15% and 17% of Mediware’s consolidated revenue for the three-months ended March 31, 2009 and 2008, respectively, and 14% for the nine-months ended March 31, 2009 and 2008. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affect period-to-period comparability of operating results.  Our net income for the three and nine-months ended March 31, 2009 was negatively impacted by a $7,000 and $180,000 foreign currency movement, respectively, and was negatively impacted by a $9,000 and $3,000 foreign currency movement, respectively, for the three-months and nine-months ended March 31, 2008.

Assets and liabilities for JAC are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into US Dollars is included as a component of stockholders’ equity.

Index

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

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of March 31, 2009.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three and six-months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 and our subsequently filed Quarterly Reports on Form 10-Q included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As of March 31, 2009, the Company has repurchased a total of 590,000 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program, including 13,000 shares and 41,000 shares of Common Stock purchased at a cost of $58,000 and $185,000 during the three months and nine months ended March 31, 2009.  As of March 31, 2009, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

Index

The following table lists Mediware’s share repurchases during the third quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

February 2009	13,000	$4.67	590,000	$3,815,000

Total	13,000	$4.67	590,000	$3,815,000

Index

ITEM 6.          EXHIBITS

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

May 12, 2009	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

May 12, 2009	/s/ MARK B. WILLIAMS
Date	MARK B. WILLIAMS
CHIEF FINANCIAL OFFICER