Form 10-Q/A
period 2009-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2009-05-15
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The Company filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009  with the SEC on May 11, 2009 (the “Original Filing”). This Amendment No. 1 is filed to correct two clerical errors in the Original Filing. First, the Original Filing did not include a check mark in the box reflecting that the Company is not a Shell Company (as defined in Rule 12b-2 of the Exchange Act).   Second, Item 4 “Controls & Procedures” in the Original Filing indicated that  there were no material changes in Mediware’s internal controls over financial reporting that occurred during the three and six-months ended March 31, 2009.  Item 4 has been modified to reflect that there were no material changes in Mediware’s internal controls over the financial reporting period that occurred during the three and nine-months ended March 31, 2009.

This Amendment No. 1 does not reflect events that have occurred after the date of the Original Filing and does not modify or update the disclosures in the Original Filing in any way except as specifically described in this Explanatory Note.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits 31.1, 31.2 and 32.1 to the Original Filing have been executed and filed as exhibits to this Amendment No. 1

MEDIWARE INFORMATION SYSTEMS, INC.

Index

PART I	FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	March 31,	June 30,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$21,322	$22,741
Accounts receivable (net of allowance of $706 and $748)	7,820	6,812
Inventories	297	102
Deferred income taxes	870	872
Prepaid expenses and other current assets	924	937
Total current assets	31,233	31,464

Fixed assets, net	1,720	1,831
Capitalized software costs, net	13,960	15,512
Goodwill, net	9,260	7,378
Other intangible assets, net	2,534	1,386
Other long-term assets	48	57
Total Assets	$58,755	$57,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,373	$1,044
Advances from customers	7,941	7,718
Accrued income taxes	1,138	485
Accrued expenses and other current liabilities	2,993	3,222
Total current liabilities	13,445	12,469

Deferred income taxes	4,563	5,268
Total liabilities	18,008	17,737

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000shares; 8,245,000 and 8,180,000 shares issued
as of March 31, 2009 and June 30, 2008, respectively	823	818
Additional paid-in capital	32,114	31,419
Treasury stock, 590,000 and 549,000 shares at March 31, 2009 and June 30, 2008, respectively	(3,503)	(3,318)
Retained earnings	11,867	10,863
Accumulated other comprehensive income (loss)	(554)	109
Total stockholders' equity	40,747	39,891
Total Liabilities and Stockholders' Equity	$58,755	$57,628

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

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total
Balance at June 30, 2008	8,180	$818	$31,419	$(3,318)	$10,863	$109	$39,891
Exercise of stock options	22	1	66				67
Issuance of common stock on vesting of restricted shares	43	4	(4)				-
Stock based compensation expense			619				619
Repurchase of common stock				(185)			(185)
Excess tax benefits from exercise of non-qualified stock options			14				14
Foreign currency translation adjustment						(663)	(663)
Net income					1,004		1,004
Balance at March 31, 2009 (Unaudited)	8,245	$823	$32,114	$(3,503)	$11,867	$(554)	$40,747

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

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three and nine-months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

May 15, 2009	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

May 15, 2009	/s/ MARK B. WILLIAMS
Date	MARK B. WILLIAMS
CHIEF FINANCIAL OFFICER