Form 10-K
period 2009-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2009-09-09
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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
Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on December 31, 2008 as reported on the Nasdaq Capital Market, was approximately $23,460,000.

The number of shares outstanding of the registrant's common stock, as of August 18, 2009, was 7,694,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

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

Mediware develops, markets, licenses, implements, services and supports clinical management information solutions including: blood and biologics management solutions, medication management solutions, and following the acquisition of assets of SciHealth, Inc (“SciHealth”) . in June 2009, performance management solutions.  The Company licenses and sells its blood and biologics management solutions to hospitals and blood donor and plasma centers.  We license our medication management solutions to hospitals, long-term care and behavioral health facilities.   Mediware licenses and sells its blood donor recruitment and management solutions to blood and plasma donor centers through its Blood Center Technologies (“BCT”) business group.  Performance management solutions can be licensed and sold to Mediware’s current and future blood management and medication management customers as well as to hospitals, donor centers, and long-term care and behavioral health facilities that have not licensed our other products.

The software systems that Mediware provides to its customers typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware.  Mediware licenses its software systems to customers on either a perpetual basis or a monthly subscription basis.   Customers that license the software on a perpetual basis typically make an up-front payment for the software license fees and payments for support services on an annual basis.     In contrast, those customers that license software on a monthly subscription basis pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software.  Under both payment models, customers may purchase services, including implementation and additional consultation services, for additional fees which are generally billed as incurred.  Historically, Mediware’s medication management and blood management and biologics management software systems have been licensed on a perpetual basis and the blood center and plasma solutions and  medication management products acquired through our acquisition on November 20, 2008 of assets of Hann’s On Software (“HOS”) have been licensed on a subscription basis.   The performance management software is licensed on both perpetual and subscription bases.   Mediware intends to continue offering its customers the opportunity to license the software on either a perpetual or subscription basis, but anticipates that over time an increased number of its systems will be licensed on a subscription basis.

Mediware markets its performance management, blood donor and its blood and biologics management products primarily in the United States.  The Company markets its medication management solutions in the United States and in the United Kingdom, with different software systems designed for the specific requirements of each market.  The Company has operations in the United Kingdom relating to the systems licensed and sold primarily in that market as well as Ireland and South Africa.  All other operations are in the United States.

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

By adding a performance management solution to our product offerings in June 2009, we believe that we strengthened our clinical suite offerings in our existing medication management and blood and biologics markets, as well as acquired tools to broaden our customer base to include the broader healthcare market.    Our new performance management software can aggregate information stored in Mediware’s blood, biologics and medication management products for easy reporting and analysis at the departmental level, thereby further strengthening our product offering in our historic market.  The software can also draw information from disparate systems across a healthcare enterprise beyond Mediware’s historic blood and medication management customers.

By adding medication management solutions formerly provided by HOS in November 2008, we believe that we improved our product offerings for the small and medium hospitals, specialty pharmacy and home infusion markets.

The Healthcare Information Systems Industry

The healthcare industry, like other United States industries, has been impacted by the global economic downturn.   Consequently, we believe our customers have been more cautious with their capital investments.  When health care organizations make significant investments, we believe they are more focused on ensuring that their spending has a demonstrable return on investment or can provide clear improvements to patient safety.

We believe healthcare information technology solutions, like our products, are generally considered by customers to be tools that can provide a positive return on investment and improve patient safety, and, therefore, we believe the healthcare information systems industry will not suffer to the same extent as other industries.   In fact, President Obama has focused significant attention on the use of information technology systems as part of his healthcare reform initiatives. The American Recovery and Reinvestment Act, which became law on February 17, 2009, includes more than $35 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  We believe other healthcare reform legislation could, if passed, further require many hospitals and healthcare institutions to modernize and update their healthcare information systems. While Mediware does not anticipate direct, near-term benefits from pending legislation or the Obama administration’s policies, we believe that over time the additional government spending on healthcare information technology , and certain health reform legislation could, drive the adoption of healthcare information technology solutions, and have a positive impact on the  Company.

Further, inefficiencies and variances in medical outcomes continue to focus significant scrutiny on hospitals and care providing institutions and the need for more and improved healthcare information systems.

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

Mediware believes that its product strategy and offerings meet many of the needs of health care institutions and that its products will play a role in moving healthcare information technology standards forward to deliver significant results for patients and customers.

Competition in the market for clinical information systems is intense, and increased government spending, may entice more companies to enter the marketplace.  The principal competitive factors are the functionality of the system, its design and capabilities, site references, the demonstrated need, ability to install, process redesign capabilities, reputation, software platform, the potential for enhancements, price, departmental versus enterprise sales and salesmanship.  Another key factor is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company's products and each sale.

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

The Company’s flagship blood transfusion product is the HCLL™ transfusion software.  Mediware also provides its hospital customers its complementary HCLL™ donor software module for use in hospital-based donor centers. The HCLL software (HCLL Transfusion and HCLL Donor) addresses blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area that is as a key to controlling the rising cost of blood products.  As of June 30, 2009, the HCLL software was in productive use at over 230 sites. The Company has licensed the software for use at approximately 300 facilities.

 The Company is also looking to new products and markets to continue its growth in blood management.  In early fiscal year 2008, the Company announced its new BloodSafe™ suite of products.  The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s physical blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware licensed BloodSafe to its first customer in August 2008 and its first customer began using the fully functional BloodSafe system with the HCLL transfusion software in June 2009.  As of June 30, 2009, Bloodsafe is licensed for use at three facilities.

Blood Center Technologies

To capitalize on the integration of IMS and to focus on the unique needs of the blood center market segment, on July 8, 2008 Mediware announced the launch of BCT.  Mediware’s BCT business unit is a customer focused team intended to drive growth as Mediware expands its focus in the blood donor market.  Through BCT, the Company also provides software tools and services to large, complex blood centers for donor targeting, donor recruitment, donation management, unit testing, blood component manufacturing, inventory control, sales and distribution. This is accomplished through a combination of the Company’s 510(k) cleared LifeTrak® software and the products and capabilities acquired in Mediware’s November 1, 2007 acquisition of substantially all of the business assets of Integrated Marketing Solutions, Inc (“IMS”).  The addition of IMS to Mediware’s blood center strategies enables the Company to deliver an integrated software solution for blood centers to improve collections and efficiency throughout the entire process from blood donor recruitment to hospital distribution.  Since the acquisition of IMS, Mediware has been aggressively integrating software and capabilities to streamline the effectiveness of blood centers, from donor recruitment, through the clinical laboratory, to hospital management. With the addition of the IMS components, LifeTrak has robust clinical capabilities with modern and effective CRM technologies that enable blood centers to improve the effectiveness of coordinated blood drive campaigns while still meeting the strict FDA regulations for safe blood management.

It is estimated that Mediware products support over 50% of the U.S. blood supply at some point in the collection, testing and distribution processes.  Mediware recently announced that it already has a blood center customer that has agreed to implement the full integrated products suite.  As of June 30, 2009, the BCT business unit had software in productive use at over 350 facilities.

Biologics Products

Hospitals are beginning to face the same pressures to manage biologic product inventory and improve safety by reducing errors, improving screening and increasing throughput and cost efficiencies as they have faced with blood products for years.    In June 2008, Mediware released BiologiCare, the Company’s first generation bone, tissue and cellular product tracking software.  The software leverages the HCLL software platform and Mediware’s blood banking expertise to address the important needs of hospitals as they begin to manage bone, tissue, cord blood stem cells and other biologic products.     BiologiCare is designed specifically to track and manage transplantable materials in hospitals, surgery centers and other healthcare facilities. The products enable users to document donors, tissue vendors and tissue recipients and to comply with current regulations regarding transplantable materials.  With the introduction of BiologiCare, Mediware believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware licensed its first BiologiCare customer in June 2008.  As of June 30, 2009, BiologiCare is licensed for use at one facility.

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

The Company’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx software has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  As of June 30, 2009, the WORx software was in productive use at approximately 175 sites.  The product's market acceptance encompasses multi-facility healthcare systems, university hospitals and large state behavioral health institutions.  The acquisition of substantially all of the HOS assets in November 2008 expanded Mediware’s product offering by adding a pharmacy solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  The Company currently plans to continue offering the WORx product line to larger acute care hospitals and state behavioral health facilities, while the HOS product line offers a comprehensive solution for the small and medium size hospital, specialty pharmacy and home infusion markets.   The HOS acquisition added approximately 300 hospital and home infusion sites to Mediware’s medication management customer base.

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

As of June 30, 2009, the MediCOE and MediMAR products have been licensed for use in 3 and 18 separate customer sites, respectively.

To expand the Company’s capabilities and address a new industry mandate, the Company introduced MediREC in March 2007.  This medication management product assists in achieving compliance with a recent JCAHO mandate, which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital.  That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged. At June 30, 2009, MediREC was licensed for use at 7 customer sites.

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

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).   JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC includes an installed base of approximately 200 customer sites, representing over 100 National Health Service (“NHS”) acute hospitals or trusts in the U. K. JAC’s product offering includes JAC’s Pharmacy Management System and Electronic Prescribing module.  The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration.  This module has been installed in approximately 20 U.K. customer sites as of  June 30, 2009, and allows hospitals to improve patient safety relevant to medication management.  The Company’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing.  The installed base includes approximately 50% of the trusts within the NHS.

The NHS in England initiated a national program to purchase healthcare information technology in 2004.  The program  is identified as the “Connecting for Health” program (the “National Program”).  The NHS has entered into contracts to license software and services, but the National Program has experienced delays.  JAC has been able to work with the integrated service providers and the government to position itself favorably as a provider of software.  In July 2008, JAC was appointed to the ASCC (Additional Supply Capability and Capacity) framework contract in both the e-prescribing and pharmacy (stock control) categories.  Appointment to the ASCC framework provides healthcare organizations with a contracting vehicle to work directly with JAC to procure specialist e-prescribing and/or pharmacy stock control services as an alternative to the National Program.  The JAC products are marketed directly through JAC’s sales force and other marketing channels, including reseller agreements in South Africa.   JAC recently entered into a multi-year contract in South Africa under which JAC will license its software to as many as 40 public sector hospitals for the Provincial Government of the Western Cape.

Performance Management Products

On June 18, 2009 the Company completed the acquisition of the assets of SciHealth, Inc. Through this acquisition Mediware added the Insight™ software system to its portfolio of products.  The Insight system is a business and clinical intelligence software package used in more than 100 hospitals at June 30, 2009.  The software tracks performance metrics to assist healthcare managers to actively manage performance and improve the overall efficiency of their organizations.  The Insight system collects data from the disparate information systems across a hospital to create understandable graphical dashboards.  The Insight system is designed to assist users to improve performance,  better manage their financial and business obligations; and demonstrate and manage compliance with expanding regulatory mandates and requirements.

The Insight system complements Mediware’s medication and blood and biologics product offerings, and  we expect to market Insight to current customers to help them manage their medication and blood requirements, We also believe that Insight may help differentiate our products from other blood management and medication management systems.

The Insight system can also be marketed and sold on an enterprise-wide, stand-alone basis, which we expect will help us to gain a footprint and customer base outside of our historical blood and medication markets.

We expect that selling the Insight system coupled with our other products will have the same challenges as our other product offering sales, but we have the opportunity to take advantage of our experienced sales team and resources who have been selling and marketing products in the blood and medication management markets for years.   Selling the Insight software on an enterprise-wide basis is a complex process that requires commitments from the highest level executives within hospital organizations with longer sales cycles.

The Company expects revenue from Insight software sales, professional services and post-contract support.  Support contracts accounted for a large majority of the SciHealth’s revenue prior to our acquisition.  If the sale of products increase, the Company expects that license fee revenue will increase and support revenue will make up a smaller portion of the Company’s revenue.

The Company’s Insight products will work in conjunction with Mediware’s other products and competes against all of the same competitors as our medication management and blood and biologics products.  On enterprise sales, the Company expects to compete against products of other small niche vendors, as well as some of the largest providers of healthcare information technology, including Cerner, McKesson, General Electric, Siemens, Eclipsys and others who we expect will begin to provide performance  management solutions.  These competitors often have significantly greater resources than Mediware, but the Company believes that its products are well positioned and have functionality that can lead to growth in this competitive environment.

Research and Development

Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Expenditures for software development for fiscal 2009, 2008 and 2007 were $7,771,000, $7,418,000 and $8,208,000, respectively.  Of the total expenditures during fiscal 2009, 2008 and 2007, $3,829,000, $3,244,000 and $4,146,000, respectively, were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Employees

As of June 30, 2009, the Company had 204 full-time employees of which 180 were employed domestically.  None of the Company's employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base.  The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 2009, there were twelve consultants working on various projects.

Seasonality

The Company's operations are generally not subject to seasonal fluctuations.

Geographic Information
(Amounts in thousands)
	For Year Ended June 30,
	2009	2008	2007
Revenue
United States	$34,814	$33,594	$36,749
United Kingdom	5,871	5,843	4,443
Total	$40,685	$39,437	$41,192

	As of June 30,
	2009	2008	2007
Long-lived assets
United States	$28,024	$25,648	$22,494
United Kingdom	538	516	560
Total	$28,562	$26,164	$23,054

The Company believes that the principal risks distinguishing its foreign operations are described in Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Backlog

At June 30, 2009, the Company had a backlog of $24,076,000, of which $594,000 related to contracted software and hardware sales and $23,482,000 related to implementation, training and deferred support and maintenance services.  Software sales and services backlog consist of products and services sold under signed contracts, which have not yet been recognized as revenue.  At June 30, 2008, the Company had a backlog of $25,929,000, of which $721,000 related to contracted software and hardware sales and $25,208,000 related to implementation, training and deferred support and maintenance services.

Intellectual Property

Mediware markets its software under names for which it has trademark protection.  The Company relies upon a combination of trade secret, copyright laws, license and marketing agreements, and nondisclosure agreements to protect its proprietary information, including the Company’s software.  The Company does not currently own any material patents or have any licenses that are material to the products or services that it offers.

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

FDA Regulation of Blood Products

The U.S. Food and Drug Administration (“FDA”) regulates blood center computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. The FDA requires blood tracking application software vendors to submit a 510(k) application for review. Several of Mediware’s blood management products have obtained 510(k) clearance.  As a medical device manufacturer, Mediware is required to register with the Center for Biologics Evaluation and Research (“CBER”), list its medical devices, and submit a pre-market notification or application for pre-market review.  In addition, Mediware is required to follow applicable Quality System Regulations of the FDA, which include testing, control and documentation requirements.

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

E-prescription

The use of our solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. In addition, in November 2005, the Department of Health and Human Services/CMS announced regulations related to “E-Prescribing and the Prescription Drug Program,” which set forth standards for the transmission of electronic prescriptions.  These E-Prescribing Regulations were mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The final regulations adopted two standards effective January 2006. A second and final set of additional e-prescribing transaction standards was published on April 2, 2008 and became effective on April 1, 2009. These standards are complex and cover transactions between prescribers and dispensers for prescriptions and electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. These standards apply to certain of Mediware’s medication management products.  Mediware’s efforts to provide software that assists customers to comply with these regulations could be expensive.  If Mediware fails to accurately adjust its software solutions or meet customer needs, there could be a material impact on its business.

Medicare/Medicaid

Some of Mediware’s medication management products assist customers with the submission of claims to payers.  The claims are governed by federal and state laws, including regulations relating to Medicare and Medicaid. Mediware’s solutions are capable of electronically transmitting claims for services and items rendered to certain payers for approval and reimbursement. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including, for example, Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for the submission of false claims intentionally.   Federal and state governments and regulatory authorities continue to increase scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed.   Mediware’s customers are further subject to laws and regulations on fraud and abuse which restrict remuneration and referrals.  While Mediware believes that it is in compliance with applicable laws, many of the regulations applicable to our customers and that could be applicable to it, are not clear or well-defined and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could broaden their applicability to vendors or require customers to change their business or how they work with Mediware.  If such laws and regulations are determined to be applicable to Mediware and if Mediware fails to comply with any applicable laws and regulations, Mediware could be subject to sanctions or liability, including exclusion from government health programs, which could have a material adverse effect on Mediware’s business, results of operations and financial condition.

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

CCHIT

The U.S. Department of Health & Human Services initiatives have, among other things, led to the creation of the private-sector Certification Commission for Health Information Technology (“CCHIT”), which consists of a board of 21 commissioners from across the healthcare industry and is the recognized certification body in the United States for health information technology products. CCHIT develops a set of private sector determined criteria for electronic health record functionality, interoperability, reliability and security, and is inspecting electronic health record software to determine its performance against these criteria.

Recognition of certain Interoperability Specifications of the Healthcare Information Technology Standards Panel. In January 2008, the U.S. Department of Health & Human Services recognized certain Interoperability Specifications of the Healthcare Information Technology Standards Panel, or HITSP, including electronic health record laboratory results reporting, biosurveillance and consumer empowerment.  As a result, federal agencies will be required to appropriately consider health information technology systems and products that comply with these interoperability specifications when purchasing, implementing, or upgrading such items. The enhancement of Mediware’s software to include these specifications will increase the research and development and administrative investments required to meet the CCHIT criteria.

JCAHO

The Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), is an independent non-profit organization that provides voluntary evaluation and accreditation for more than 15,000 healthcare organizations in the United State and has the authority to revoke the accreditation of hospitals that fail to meet JCAHO standards of care.  The JCAHO periodically introduces new process improvement initiatives, standards and performance measurements that are used to assess hospitals.  A hospital’s failure to meet JCAHO’s standards could result in the loss of critical Medicare and Medicaid reimbursement revenue.  JCAHO’s mandates require hospitals to document all of a patient’s home medication when a patient is admitted to the hospital or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital and repeat this process when the patient is transferred in the hospital and when the patient is discharged.  Satisfaction of JCAHO standards is therefore a key to success for Mediware’s medication management products.  Accordingly, Mediware expends substantial time and resources to HIPAA compliance when developing software.

ISBT

The American Association of Blood Banks (AABB) has adopted a global standard for the labeling of blood products collected and used throughout the United States, called ISBT (International Society of Blood Transfusion) 128, to improve the identification and processing of human blood, tissue and organ products across international borders and disparate health care systems. AABB accredited blood centers and hospital transfusion services were required to implement this standard by May 1, 2008.  Mediware’s LifeTrak and Biologics products support ISBT 128.

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

Our newly acquired performance management software is Insight; our latest medication management products are MediMAR, MediCOE and MediREC, and our newest blood and biologics management products are BiologiCare, BloodSafe and blood donor center products.  We are now targeting our existing software customer base and other potential customers for the sale of these products.  There is no assurance that the marketplace will accept our strategy or these products.  In addition, the sales for the full suite of medication management products and broader enterprise-wide sales of Insight require broad acceptance throughout the hospital and reflect changes in workflows that create longer sales cycles.  In the event that our new products are not accepted in the marketplace, our system sales would suffer, our service revenues for these products would be diminished and our investment in developing, as well as marketing, these products could be impaired.

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

We consummated strategic acquisitions in the past and may pursue additional strategic acquisitions in the future, and we may not be able to successfully manage our operations if we fail to successfully integrate acquired businesses and technologies.

As part of our business strategy, we may seek and complete strategic business acquisitions that are complementary to our business. During the two years ended June 30, 2009, we consummated three strategic acquisitions.  Most recently, on June 18, 2009 we acquired substantially all of the business and assets of SciHealth, a performance management company.  Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

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

We have acquired businesses with offices in cities where we previously had no offices and with products that rely upon technology which is different than and may not be compatible with the technology of our other products. If we fail to successfully integrate any acquired business or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

Our United Kingdom business is subject to risks that are different from our other businesses.

Approximately 14% of total revenues for the year ended June 30, 2009 related to our medication management products and services is the result of business conducted in the United Kingdom. These foreign operations encounter risks and uncertainties specific to the United Kingdom such as:

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

We rely upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect our proprietary information, including our software. We have not historically filed patent applications covering our software. As a result, we may not be able to protect against the misappropriation of our intellectual property.  Furthermore, we could be subject to claims by third parties, including competitors (who hold patents) and creators of open-source code, that we are misappropriating or infringing patents, confidential information or other intellectual property or proprietary rights of others.  These claims, even if not meritorious, could require us to:

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

We license or purchase intellectual property and technology such as software, hardware and content from third parties, including some competitors, and incorporate software, hardware, and/or content into or sell it in conjunction with our solutions, devices and services.  Some third party material is critical to the operation and delivery of our products and services.  For example, the BloodSafe suite of products relies almost entirely on third-party products.  If any of the third party suppliers were to change product offerings, significantly increase prices or terminate our licenses or supply contracts, we might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. Furthermore, adaptation would take time and initial adaptations may be imperfect and/or products may be inoperable or perform poorly as a result. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our solutions, devices and services as a result of changes in third party suppliers could adversely affect future sales or result in contract claims that could require Mediware to pay damages.

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

Mediware is increasing its efforts to license its software to the United States military, behavioral health and other state and federal institutions.  While we believe these markets present opportunities, contracting with state and other government agencies frequently requires Mediware to accept less favorable contract terms and conditions, including warranties, performance obligations, cancellation rights and contracts with very limited limitation of liability provisions.

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

We have two shareholders who can substantially influence the outcome of all matters voted upon by our shareholders and prevent actions which a shareholder may otherwise view favorably.

Two of our shareholders, Lawrence E. Auriana and Constellation Software Inc. ("Constellation"), reported owning or controlling, together with their affiliates, approximately 32.1% on August 6, 2009 and 21.7% on August 24, 2009, respectively of our outstanding common stock. As a result, if Mr. Auriana and Constellation were to act in concert they would be able to influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders. This concentration of ownership could delay, defer or prevent a change in control of Mediware or impede a merger, consolidation, takeover or other business combination which a shareholder, may otherwise view favorably.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's corporate headquarters are located in Lenexa, Kansas, where it occupies approximately 18,000 square feet of leased space. The Company also leases office space in Oak Brook, Illinois (approximately 16,000 square feet), Baltimore, Maryland (approximately 2,400 square feet), Jacksonville, Florida (approximately 4,300 square feet), Santa Rosa, California (approximately 4,100 square feet) and Atlanta, Georgia (approximately 3,600 square feet).  The Company's United Kingdom operations are headquartered in Basildon, Essex, where it occupies leased space totaling approximately 6,000 square feet.

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

The following table sets forth the high and low sales prices for the Company's common stock for each quarterly period of the fiscal years ended June 30, 2009 and 2008, as reported by Nasdaq.

	2009		2008
	High	Low	High	Low

First Quarter	$6.13	$5.18	$7.57	$6.00
Second Quarter	$5.76	$3.06	$7.46	$6.00
Third Quarter	$5.33	$3.97	$7.26	$5.22
Fourth Quarter	$6.15	$3.96	$6.22	$5.26

As of August 26, 2009, there were approximately 1,111 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders.  The Company does not currently intend to pay dividends, but it may review the benefits of paying dividends in the future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	913,000	$8.59	1,105,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	913,000	$8.59	1,105,000

Stock Comparison Graph

The following chart compares the cumulative total shareholder return on Mediware's common stock based on the closing bid price of Mediware's common stock for the five years ended June 30, 2009, with the cumulative total returns for the Russell 2000 Index and the Nasdaq Computer & Data Processing Services Stocks Index over the same period.  The comparison assumes $100 invested in Mediware's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.  The stock price performance shown on the chart is not necessarily indicative of future performance.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated financial information.  The financial information for the fiscal years ended June 30, 2009, 2008 and 2007 and as of June 30, 2009 and 2008 is derived from audited financial statements that appear elsewhere in this Annual Report on Form 10-K.  The financial information for the fiscal years ended June 30, 2006 and 2005, and as of June 30, 2007, 2006 and 2005 is derived from audited financial statements that do not appear in the Annual Report on Form 10-K.

You should read the following information in conjunction with our financial statements and notes thereto and the information set forth under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  (All data in the following table is in thousands, except for per share data.)

Statements of Operations Data
For the years ended June 30,
	2009	2008	2007	2006	2005
Revenue
System sales	$10,091	$11,612	$15,803	$12,164	$11,731
Services	30,594	27,825	25,389	25,707	24,828

Total revenue	40,685	39,437	41,192	37,871	36,559

Cost of sales
Cost of systems (1)	3,766	3,092	2,905	2,197	2,262
Cost of services (1)	10,379	9,241	8,348	7,483	7,441

Total cost of sales	14,145	12,333	11,253	9,680	9,703

Gross profit (1)	26,540	27,104	29,939	28,191	26,856

Amortization of capitalized software	5,843	5,737	5,427	4,828	4,247
Software development costs	3,942	4,174	4,062	4,255	3,540
Selling, general and administrative	14,605	16,717	17,978	16,114	14,584
Net interest and other income	(347)	(847)	(1,145)	(677)	(235)

Income before income taxes	2,497	1,323	3,617	3,671	4,720

Income tax expense	(923)	(595)	(1,291)	(1,343)	(1,784)

Net income	$1,574	$728	$2,326	$2,328	$2,936

Net income per common share
Basic	$0.21	$0.09	$0.29	$0.29	$0.38

Diluted	$0.20	$0.09	$0.28	$0.28	$0.36

Weighted average common shares outstanding
Basic	7,651	7,961	8,122	8,009	7,790
Diluted	7,967	8,305	8,427	8,288	8,152

Balance Sheet Data
As of June 30,

Cash and cash equivalents	$20,865	$22,741	$22,789	$18,996	$14,839
Working capital	18,273	18,995	24,334	18,095	12,917
Total assets	60,119	57,628	59,320	53,723	49,533
Debt	-	-	4	29	54
Common stock and APIC	33,153	32,237	31,505	30,425	28,720
Retained Earnings	12,437	10,863	10,413	8,087	5,759
Total stockholders' equity	41,897	39,891	42,031	38,501	34,538

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

Mediware develops, markets, licenses, implements, services and supports clinical management information solutions including: blood and biologics management solutions, medication management solutions, and following the acquisition of assets of SciHealth, Inc. (“SciHealth”) in June 2009, performance management solutions.  The Company licenses and sells its blood and biologics management solutions to hospitals and blood and plasma donor centers.  We license our medication management solutions to hospitals, long-term care and behavioral health facilities.  Mediware licenses and sells its blood donor recruitment and management solutions to blood donor and plasma donor centers through its Blood Center Technologies (“BCT”) business group.  Performance management solutions can be licensed and sold to Mediware’s current and future blood management and medication management customers as well as to hospitals, donor centers, and long-term care and behavioral health facilities that have not licensed our other products.

The software systems that Mediware provides to its customers typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware.  Mediware licenses its software systems to customers on either a perpetual basis or a monthly subscription basis.   Customers that license the software on a perpetual basis typically make an up-front payment for the software license fees and payments for support services on an annual basis.     In contrast, those customers that license software on a monthly subscription basis pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software.  Under both payment models, customers may purchase services, including implementation and additional consultation services, for additional fees which are generally billed as incurred.  Historically, Mediware’s medication management and blood management and biologics management software systems have been licensed on a perpetual basis and the blood center and plasma solutions as well as the medication management products acquired through our acquisition on November 20, 2008 of assets of Hann’s On Software (“HOS”) have been licensed on a subscription basis.  The performance management software is licensed on both a perpetual and subscription bases.  Mediware intends to continue offering its customers the opportunity to license the software on either a perpetual or subscription basis, but anticipates that over time an increased number of its systems will be licensed on a subscription basis.

The Company seeks to develop strategic relationships that are complementary to its core markets and product set, and that provide a greater value proposition to the customer than could be realized without the strategic relationship. The Company's business strategy includes the possibility of growth through acquisitions and other corporate transactions.  Although Mediware consummated two strategic acquisitions in fiscal 2009 and one strategic acquisition in fiscal 2008 there can be no assurance that the Company will be able to identify future strategic partners or reach mutually agreeable terms for a transaction if any such partners are identified.

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

Revenue Recognition

The Company derives revenue from licensing its proprietary applications software and sub-licensed software, sale of computer hardware, transaction fees from software use and the services performed related to the installation, configuration, training, consultation and ongoing support of the software.  Software license revenue that is not subscription-based is generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, vendor-specific objective evidence (“VSOE”) of the fair value of any undelivered element exists and no other significant obligations on the part of the Company remain.  For its subscription products, Mediware recognizes start-up fee revenue upon completion of the customer installment and configuration services associated with the fee.  Monthly subscription fees for software and maintenance are recognized ratably over the subscription period.  The Company combines the software and maintenance associated with the subscription fee into a single element for purposes of applying revenue recognition principles, as the Company does not sell software subscriptions or maintenance services on a standalone basis.  Revenue from the sale of hardware is generally recognized upon shipment. Fees for installation, training and consultation are recognized as the services are provided. Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104 and Emerging Issues Task Force 00-21.

If the Company enters into an arrangement with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sublicensed software and services over the period the services are performed, in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Construction-Type Contracts.”

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires that goodwill and identifiable intangible assets be tested for impairment at least annually or more often if events and circumstances warrant.  The Company evaluates goodwill for impairment by comparing the fair value of the Company, a single reporting unit, to its carrying value including goodwill.  To determine fair value in the current evaluation we used the income approach under which we calculate fair value based on the estimated discounted cash flow method as well as other generally accepted methodologies.  Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors.  No impairment was indicated by our analysis as of June 30, 2009.   SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.  As of June 30, 2009, management believes no such impairment has occurred.

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. These business acquisitions include Digimedics Corporation in May 1990, Informedics, Inc. in September 1998, certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions, in June 1996, certain assets of Integrated Marketing Solutions, LLC in October 2007, certain assets of Hann’s On Software, Inc. in November 2008, and certain assets of SciHealth, Inc. in June 2009.  Goodwill was reduced by the recognition of related income tax benefits during fiscal 2009 and 2008.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share Based Payment” (“SFAS 123R”).  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award.  This value is expensed ratably over the vesting period for time-based awards and when the achievement of performance goals is probable in our opinion for performance-based awards.  Determining the fair value of share-based awards at the grant date requires judgment; including volatility, terms, and estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

Results of Operations

Fiscal Year Ended June 30, 2009, Compared to Fiscal Year Ended June 30, 2008

Total revenue amounted to $40,685,000 for fiscal 2009 compared to $39,437,000  for fiscal 2008, an increase of $1,248,000 or 3%.   The increase in revenue in fiscal 2009 was primarily due to additional service revenue from implementation of medication management software.  Also contributing to the increase was revenue generated from medication management products acquired through our HOS acquisition in November 2008.  The increases were partially offset by a decline in medication management system sales.  Blood management products and services recorded total revenue of $20,212,000 during fiscal 2009, representing an increase of $374,000, or 2%, compared to $19,838,000 in the same period of fiscal 2008.  Medication management products and services (including the results from the acquired HOS business but excluding JAC) recorded an increase in total revenue of $751,000 from $12,942,000 in fiscal 2008 to $13,693,000 in fiscal 2009.  JAC recorded total revenues of $5,871,000 during fiscal 2009, representing an increase of $29,000 or 1%, compared to $5,842,000 during fiscal 2008.

System sales revenue, which includes revenue derived from proprietary software, third party software and hardware, amounted to $10,091,000 for fiscal 2009, a decrease of $1,521,000 or 13%, from $11,612,000 recorded in fiscal 2008.  System sales for the blood management products were $4,916,000 for fiscal 2009, an increase of $172,000, or 4%, compared to $4,744,000 for fiscal 2008.  This increase is primarily due to increased subscription sales of our BCT products, partially offset by an anticipated decline in HCLL system sales.  We anticipate that recurring revenue from BCT will continue to grow and that our newer BloodSafe and BiologiCare offerings will begin to contribute more strongly to system revenues in the future.  In contrast, we believe that HCLL system sales will continue to contribute but will not show ongoing strong growth.  System sales for the medication management products (including the results from the acquired HOS business but excluding JAC) decreased from $4,926,000 in fiscal 2008 to $2,720,000 in fiscal 2009, representing a decrease of $2,206,000, or 45%.  This decrease primarily reflects a decline in MediMAR system sales due to a significant MediMAR contract that was signed during 2008 and, to a lesser extent, a decrease in WORx revenue and MediREC revenue.  JAC recorded system sales of $2,436,000 for fiscal 2009, representing an increase of $500,000, or 26%, compared to $1,936,000 reported for fiscal 2008.  JAC continues to benefit from its strong positioning within the national health program.

Service revenue, which includes revenue derived from recurring software support, implementation and training services, increased $2,769,000, or 10%, to $30,594,000 in fiscal 2009 compared to $27,825,000 for fiscal 2008.  Service revenue for the blood management products totaled $15,296,000 for fiscal 2009 representing an increase of $202,000, or 1%, compared to $15,094,000 recorded in fiscal 2008 primarily reflecting an increase in support and maintenance revenue as our customers continue to complete their implementation of our HCLL product.  We anticipate that service revenue for blood management will remain at consistent levels or increase slightly during fiscal 2010.  Service revenue for the medication management products (including the results from the acquired HOS business but excluding JAC) increased $2,957,000, or 37%, to $10,973,000 in fiscal 2009 compared to $8,016,000 for fiscal 2008.  This increase is a result of an increase in WORx upgrade services as a Company program encouraged customers to upgrade the WORx software during the fiscal year and incremental revenues from medication management products acquired from HOS.  We anticipate that the service revenue from our core medication management products will return to more normalized levels in the future.  Service revenue for JAC decreased $471,000, or 12%, to $3,435,000 in fiscal 2009 compared to $3,906,000 in fiscal 2008.  This decrease is primarily the result of the declining foreign currency exchange rates between the British Pound and the US Dollar.  In its local currency, JAC reported a 9% increase in service revenue for fiscal 2009.  The Company expects service revenues to increase over the next year as JAC continues to expand its participation with the National Program.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its integrated system offering. Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $674,000, or 22%, to $3,766,000 during fiscal 2009 as compared to $3,092,000 in fiscal 2008.  The gross margin, excluding amortization of capitalized software costs, on system sales was 63% in fiscal 2009 compared to 73% in fiscal 2008.   The decrease in gross margin is primarily due to an increase in the amount of third party sales and the smaller amount of high margin proprietary system sales during fiscal 2009 compared to fiscal 2008.  We believe gross margins will remain consistent with fiscal 2009 levels as we provide more services and third party products to our large customer base.

Cost of services relates to ongoing support and maintenance services and implementation services and includes the salaries of client service personnel and direct expenses of the client service departments.  Cost of services increased $1,138,000, or 12%, to $10,379,000 during fiscal 2009 as compared to $9,241,000 in fiscal 2008.  The increase in cost of services is primarily attributed to increases in the number of customer service personnel needed to facilitate the implementation of the HCLL projects and provide upgrade services to the existing WORx customers.  Gross margin on service revenue decreased slightly from 67% in fiscal 2008 to 66% in fiscal 2009.

Amortization of capitalized software increased $106,000, or 2%, to $5,843,000 in fiscal 2009 compared to $5,737,000 in fiscal 2008.  This increase is primarily due to increased amortization of capitalized software costs related to recent releases of the LifeTrak, HCLL and WORx products.  We anticipate that amortization costs will decline significantly in fiscal 2010, provided Mediware’s capitalization rates and cash expenditures continue at substantially the same rate.  At our current level of investment in product development activities, we expect amortization of capitalized software to decline by as much as $1,000,000 in fiscal 2010.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs decreased $232,000, or 6%, to $3,942,000 in fiscal 2009 compared to $4,174,000 in fiscal 2008. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $7,771,000 in fiscal 2009 compared to $7,418,000 in fiscal 2008, an increase of $353,000, or 5%.  This increase is primarily a result of higher investment in the blood management products during fiscal 2009 and incremental development costs associated with the acquired HOS business.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Mediware also includes bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.   SG&A expenses decreased $2,112,000, or 13% from $16,717,000 in fiscal 2008 to $14,605,000 in fiscal 2009.  The decrease in SG&A expenses is primarily attributable to decreases in travel, legal and other professional expenses, partially offset by an increase in amortization expense associated with the intangibles from the acquisition of the HOS business during fiscal 2009.  We expect SG&A expense to increase moderately as we integrate newly acquired businesses and increase our sales efforts.

Interest and other income for the year ended June 30, 2009 decreased $562,000, or 63%, compared to the year ended June 30, 2008 from $892,000 to $330,000.  This decrease primarily resulted from a period over period decrease in average interest rates and Mediware’s reduced average cash and cash equivalents balances during fiscal 2009.

Income tax expense increased $328,000, from $595,000 during fiscal 2008 to $923,000 in fiscal 2009.  The effective tax rate decreased from 45% for fiscal 2008 to 37% in fiscal 2009.  The decrease in the effective tax rate is primarily attributable to a $225,000 non-cash write-off of certain deferred tax assets relating to fully vested non-qualified stock options that were forfeited as a result of the departure of certain employees during fiscal 2008.

Net income during fiscal 2009 was $1,574,000, compared to $728,000 during fiscal 2008, resulting in an increase of net income of $846,000, or 116%.  The improvement resulted primarily from increased service revenue and decreased SG&A expense partially offset by a decrease in system sales revenue.

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

Total revenue for the fiscal year ended June 30, 2008 was $39,437,000 compared to $41,192,000 in fiscal 2007.  Blood management products and services, including revenue from the acquired IMS products and services, recorded total revenue of $19,838,000 during fiscal 2008, a decrease of $3,485,000, or 15%, compared to $23,323,000 in fiscal 2007.  The decrease in revenue is largely due to a decline in blood management system sales, partially offset by revenue from the IMS acquisition on October 31, 2007.  Medication management products and services (excluding JAC operations) recorded an increase in total revenue of $693,000, or 6%, from $12,249,000 in fiscal 2007 to $12,942,000 in fiscal 2008.  The increase was primarily attributable to a very large MediMAR sale in the first half of fiscal 2008.  JAC recorded total revenues of $5,842,000 during fiscal 2008, representing an increase of $1,399,000, or 32%, compared to $4,443,000 in fiscal 2007 as JAC continues to take advantage of its positioning in the U.K.’s national program.

System sales revenue amounted to $11,612,000 for the fiscal year ended June 30, 2008, a decrease of $4,191,000, or 27%, from $15,803,000 in fiscal 2007.  System sales revenue for the blood management products were $4,744,000 for fiscal 2008, a decrease of $5,666,000, or 54%, compared to $10,410,000 in fiscal 2007.  This decrease is consistent with Mediware’s stated expectation of lower system sales in fiscal 2008 due to the completion of the Hemocare and LifeLine sunset program in June 2007.  System sales for the medication management products (excluding JAC) increased from $4,182,000 in fiscal 2007 to $4,926,000 in fiscal 2008, representing an increase of $744,000, or 18%.  JAC recorded system sales of $1,936,000 for fiscal 2008, representing an increase of $805,000, or 71%, compared to $1,131,000 reported for fiscal 2007.

Service revenue increased $2,436,000, or 10%, to $27,825,000 in fiscal 2008 compared to $25,389,000 for fiscal 2007.  Service revenue for the blood management products totaled $15,094,000 for fiscal 2008, representing an increase of $2,181,000, or 17%, compared to $12,913,000 in fiscal 2007.  This increase primarily reflects an increase in implementation activity for the HCLL software systems, which were licensed as part of the sunset program.  Service revenue for the medication management products (excluding JAC) decreased $51,000, or 1%, to $8,016,000 in fiscal 2008.  Mediware announced in fiscal 2008 a program to encourage its medication management customers to upgrade their WORx software systems to the most recent version of the software prior to December 31, 2008.

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

Liquidity and Capital Resources at June 30, 2009 and 2008

As of June 30, 2009, Mediware had cash and cash equivalents of $20,865,000 compared to $22,741,000 at June 30, 2008.  Working capital was $18,273,000 and $18,995,000 at June 30, 2009 and June 30, 2008, respectively.  The current ratio was 2.3 to 1 at June 30, 2009 compared to 2.5 to 1 at June 30, 2008.  The reduction in the current ratio is primarily attributable to the acquisitions of HOS and SciHealth during fiscal 2009 and the repurchase of the Company’s common stock during the fiscal year.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $8,735,000 during fiscal 2009 compared to $13,317,000 during fiscal 2008.  The decrease in cash provided by operating activities is primarily due to strong collections on accounts receivable during fiscal 2008 resulting in comparably slower collections of our accounts receivable in fiscal 2009, partially offset by an increase in advances from customers and in net income.

Cash used in investing activities was $9,961,000 during fiscal 2009 compared to $10,039,000 during fiscal 2008.  The decrease in cash used in investing activities is primarily attributable to a decrease in the amount spent on fixed asset expenditures, partially offset by an increase in the amount of capitalized software development costs.  Cash used for acquisitions was essentially equivalent in fiscal 2009 and 2008.

Cash used in financing activities was $71,000 during fiscal 2009 compared to $3,322,000 during fiscal 2008.  The cash used for financing activities in both the 2009 and 2008 period is primarily attributable to share repurchases under our  share repurchase program.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements.  We expect that future cash requirements will principally be for capital expenditures, working capital requirements, any additional stock repurchases and other strategic initiatives. Exclusive of activities involving any future acquisitions of products or companies that complement or augment our existing line of products or any additional stock repurchases, we believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, and other cash requirements at least through the next twelve months.

Our liquidity is influenced by our ability to perform in a competitive industry.  Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are licensed or implemented and services completed.

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

Tabular Disclosure of Contractual Obligations

The Company's contractual obligations at June 30, 2009 for operating leases are as follows (amounts in thousands):

Contractual Obligations
	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	After 2014
Operating Lease Obligations	$3,900	$1,037	$955	$864	$273	$118	$653

The Company does not have any material capital lease obligations, purchase obligations or other long-term liabilities.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. SFAS No. 157 applies to fair value measurements under other accounting pronouncements that require or permit fair value measurements. Effective July 1, 2008, the Company adopted SFAS No. 157. The adoption of SFAS No. 157 did not have any material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective July 1, 2008, the Company adopted SFAS No. 159. The adoption of SFAS No. 159 did not have any material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company in fiscal year beginning July 1, 2009. SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position and results of operations as it does not have any noncontrolling interest in a subsidiary.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company in fiscal year beginning July 1, 2009. SFAS No. 141R will have an impact on the Company’s accounting for future business combinations, once adopted, but the effect is dependent upon acquisitions that are made in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosure regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company in its fiscal year beginning July 1, 2009. SFAS No. 161 is not expected to have a material impact on the Company’s disclosures about derivative instruments and hedging activities as it does not currently have derivative instruments or engage in hedging activities.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FAS No. 107-1 did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires an entity to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted FAS No. 165 in June 2009. The adoption of FAS No. 165 did not have a material impact on the Company’s consolidated financial position and results of operations as the requirements under this statement are consistent with the Company’s current practice.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”), which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. SFAS No. 166, among other items, amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures. SFAS No. 166 is effective for the Company in fiscal year beginning July 1, 2010. SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for the Company in fiscal year beginning July 1, 2010. FAS No. 167 is not expected to have a material impact on the Company’s consolidated financial position and results of operations as the Company does not have variable interest entities.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with the Company’s first fiscal quarter of 2010, all references made by it to GAAP in its consolidated financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

	Balance at June 30, 2009 ($ in 000)	Effective Interest Rate at June 30, 2009	Effect of 1% Change ($ in 000)
Cash Equivalents	$20,865	1%	$209

At June 30, 2009, a 1% point decrease in the current per annum interest rate for our cash equivalents each would result in $209,000 less interest income during the next fiscal year. The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of June 30, 2009. The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of the net assets of JAC reported in United States dollars.

These exposures may impact future earnings or cash flows.  Revenue from JAC represented approximately 14% of Mediware’s consolidated revenue in fiscal 2009 and 15% of Mediware’s consolidated revenue in fiscal 2008.  The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.  These changes, if material, could cause Mediware to adjust its financing and operating strategies.  Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors.  As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Assets and liabilities for JAC are matched in the local currency, which reduces the need for dollar conversion.  Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity. Mediware’s revenue for fiscal year 2009 was negatively impacted by $1,518,000 foreign currency movement, primarily due to the strengthening of the United States dollar against the British pound.

Item 8. Financial Statements and Supplemental Data.

The Financial Statements and Notes required by this Item are included in this Report starting on page 39.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income for the years ended
June 30, 2009, 2008, and 2007

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualification Accounts

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation	Incorporated by reference to Exhibit No. 4 to the Registration Statement on Form S-8, filed on July 3, 1996.
3.2	Certificate of Amendment of the Certificate of Incorporation	Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-8, filed on October 4, 2004.
3.3	By-laws	Incorporated by reference to Exhibit 3.15 in the Company’s Current Report on Form 8-K filed March 20, 2008.
10.1	Employment Agreement between Mediware Information Systems, Inc, and Rob Weber dated May 20, 2005.	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on May 23, 2005.
10.2	Form of Amendment to 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.58 in the Current Report on Form 8-K, filed on March 25, 2005.
10.3	Form of Amendment to 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.59 in the Current Report on Form 8-K, filed on March 25, 2005.
10.4	Amended and Restated Employment Agreement, dated as of December 13, 2004, between Mediware Information Systems, Inc. and Donnie L. Jackson.	Incorporated by reference to Exhibit 10.56 in the Current Report on Form 8-K, filed on December 13, 2004.
10.5	Agreement, dated as of December 13, 2004, by and between Mediware Information Systems, Inc. and Donnie L. Jackson, Jr.	Incorporated by reference to Exhibit 10.57 in the Current Report on Form 8-K, filed on December 13, 2004.
10.6	Mediware Information Systems, Inc. 2003 Equity Incentive Plan.	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, file on November 10, 2003.

10.7	Form 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Plan Agreement.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10.8	Mediware Information Systems, Inc. 2001 Stock Option Plan.	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, filed on December 31, 2001.
10.9	Form of 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
10.10	Employment Agreement dated as of April 18, 2003 between Mediware Information Systems, Inc. and Robert Tysall-Blay.	Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.11	Second Amended and Restated Employment Agreement between Mediware Information Systems, Inc. and John Damgaard dated August 2, 2007.	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed on August 6, 2007.
10.12	Employment Agreement dated as of June 30, 2006 between Mediware Information Systems, Inc. and Mark Williams.	Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K, filed July 7, 2006.
10.13	Employment Agreement dated as of September 4, 2007 between Mediware Information Systems, Inc. and Thomas K. Mann	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 5, 2007.
10.14
Asset Purchase Agreement, dated October 16, 2007, by and among Mediware Information Systems, Inc., Integrated Marketing Solutions, LLC, T.J.C. Investments, Inc., S.M.C., Inc., Todd Collins and Scott Ceccorulli
Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K, filed October 22, 2008.
10.15	Employment Agreement effective as of September 1, 2009 between Mediware Information Systems, Inc. and Alan Wittmer
11	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share.
21	List of Subsidiaries.
23	Consent of Eisner LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date:	September 9, 2009	BY:	s/ T. KELLY MANN
T. KELLY MANN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ T. KELLY MANN	President, Chief Executive Officer & Director	September 9, 2009
T. KELLY MANN	(Principal Executive Officer)

/s/ MARK B. WILLIAMS	Chief Financial Officer	September 9, 2009
MARK B. WILLIAMS	(Principal Accounting Officer)

/s/ LAWRENCE AURIANA	Chairman of the Board	September 9, 2009
LAWRENCE AURIANA

/s/ ROGER CLARK	Director	September 9, 2009
ROGER CLARK

	Director	September 9, 2009
DR. JOHN GORMAN

/s/ RICHARD GRECO	Director	September 9, 2009
THE HONORABLE RICHARD GRECO

/s/ IRA NORDLICHT	Director	September 9, 2009
IRA NORDLICHT

/s/ ROBERT SANVILLE	Director	September 9, 2009
ROBERT SANVILLE

/s/ PHILIP COELHO	Director	September 9, 2009
PHILIP COELHO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. as of June 30, 2009 and 2008, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited Schedule II – Valuation and Qualifying Accounts for each of the years in the three-year period ended June 30, 2009.  In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Eisner LLP
New York, New York
September 9, 2009

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	June 30,	June 30,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$20,865	$22,741
Accounts receivable (net of allowance of $754 and $748)	8,812	6,812
Inventories	200	102
Deferred income taxes	528	872
Prepaid expenses and other current assets	1,152	937

Total current assets	31,557	31,464

Fixed assets, net	1,792	1,831
Capitalized software costs, net	13,498	15,512
Goodwill, net	9,843	7,378
Other intangible assets, net	3,381	1,386
Other long-term assets	48	57

Total Assets	$60,119	$57,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$933	$1,044
Advances from customers	8,769	7,718
Income taxes payable	341	485
Accrued expenses and other current liabilities	3,241	3,222

Total current liabilities	13,284	12,469

Deferred income taxes	4,938	5,268

Total liabilities	18,222	17,737

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; 8,283,000 and 8,180,000 shares issued at June 30, 2009 and 2008, respectively	828	818
Additional paid-in capital	32,325	31,419
Treasury stock, 590,000 and 549,000 shares at June 30, 2009 and 2008, respectively	(3,503)	(3,318)
Retained earnings	12,437	10,863
Accumulated other comprehensive income (loss)	(190)	109
Total stockholders' equity	41,897	39,891

Total Liabilities and Stockholders' Equity	$60,119	$57,628

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Amounts in thousands, except earnings per share)

	For the Years Ended June 30,
	2009	2008	2007

Revenue
System sales	$10,091	$11,612	$15,803
Services	30,594	27,825	25,389

Total revenue	40,685	39,437	41,192

Cost and Expenses
Cost of systems (1)	3,766	3,092	2,905
Cost of services (1)	10,379	9,241	8,348
Amortization of capitalized software costs	5,843	5,737	5,427
Software development costs	3,942	4,174	4,062
Selling, general and administrative	14,605	16,717	17,978

Total costs and expenses	38,535	38,961	38,720

Operating income	2,150	476	2,472

Interest and other income	330	892	1,152
Interest and other expense	17	(45)	(7)

Income before income taxes	2,497	1,323	3,617
Income tax provision	(923)	(595)	(1,291)

Net income	1,574	728	2,326

Other comprehensive income (loss)
Foreign currency translation adjustment	(299)	(4)	124

Comprehensive income	$1,275	$724	$2,450

Net income per Common Share
Basic	$0.21	$0.09	$0.29
Diluted	$0.20	$0.09	$0.28

Weighted Average Common Shares Outstanding
Basic	7,651	7,961	8,122
Diluted	7,967	8,305	8,427

(1) Excludes amortization of Capitalized Software Costs

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2009, 2008 and 2007
(Amounts in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at June 30, 2006	8,078	$808	$29,617	$-	$8,087	$(11)	$38,501
Exercise of stock options	60	6	433				439
Stock based compensation expense	13	1	605				606
Tax benefit from exercise of stock options			35				35
Foreign currency translation adjustment						124	124
Net income					2,326		2,326

Balance at June 30, 2007	8,151	815	30,690	-	10,413	113	42,031
Cumulative effect of a change in accounting principal - adoption of FIN 48					(278)		(278)
Repurchase of common stock				(3,318)			(3,318)
Stock based compensation expense	29	3	729				732
Foreign currency translation adjustment						(4)	(4)
Net income					728		728

Balance at June 30, 2008	8,180	$818	$31,419	$(3,318)	$10,863	$109	$39,891
Exercise of stock options	31	3	91				94
Repurchase of common stock				(185)			(185)
Stock based compensation expense	72	7	795				802
Tax benefit from exercise of stock options			20				20
Foreign currency translation adjustment						(299)	(299)
Net income					1,574		1,574

Balance at June 30, 2009	8,283	$828	$32,325	$(3,503)	$12,437	$(190)	$41,897

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)

	For the Years Ended June 30,
	2009	2008	2007
Cash Flows From Operating Activities
Net income	$1,574	$728	$2,326
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	6,953	6,582	5,991
(Gain) / Loss on disposal of fixed assets	(24)	12	48
Deferred tax provision	245	(50)	931
Stock based compensation expense – employees and directors	802	732	606
Provision for doubtful accounts	197	68	660
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,837)	5,047	(3,393)
Inventories	(94)	94	(36)
Prepaid and other assets	(188)	(38)	(82)
Accounts payable, accrued expenses, advances from customers and income taxes payable	1,107	142	917
Net cash provided by operating activities	8,735	13,317	7,968

Cash Flows From Investing Activities
Acquisition of fixed assets	(609)	(1,271)	(602)
Proceeds from disposal of fixed assets	47	-	-
Capitalized software costs	(3,829)	(3,244)	(4,146)
Acquisition of Integrated Marketing Solutions, LLC	(314)	(5,524)	-
Acquisition of Hann’s On Software, Inc.	(3,483)	-	-
Acquisition of SciHealth, Inc	(1,773)	-	-
Net cash used in investing activities	(9,961)	(10,039)	(4,748)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	94	-	439
Excess tax benefit from exercise of stock options	20	-	35
Repurchase of common stock	(185)	(3,318)	-
Principal payments on note payable	-	(4)	(25)
Net cash (used in) provided by financing activities	(71)	(3,322)	449

Foreign currency translation adjustments	(579)	(4)	124

Net (decrease) increase in cash and cash equivalents	(1,876)	(48)	3,793
Cash at beginning of year	22,741	22,789	18,996
Cash at end of year	$20,865	$22,741	$22,789

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$759	$230	$70
Interest on note payable	$-	$-	$1

Supplemental disclosures of noncash investing and financing activities:
Reduction of goodwill recorded for tax benefit of related amortization	$232	$232	$232

See Note 4 with respect to acquisitions

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
Mediware Information Systems, Inc. and subsidiaries (“Mediware” or the “Company”) develops, markets, licenses, implements and supports clinical management and performance management information software systems used primarily by hospitals, long-term care and behavioral health facilities and blood and blood plasma centers.  The Company's systems are generally designed to automate certain clinical departments of a hospital, namely, the blood bank and pharmacy, to serve blood and plasma centers and to provide performance information to hospital management.  A system consists of the Company's proprietary application software, third-party licensed software, computer hardware and implementation services, training and annual software support.

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

The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) 101, SAB No. 104  and Emerging Issues Task Force (“EITF”) 00-21. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements if fair values exist for all elements of the arrangement.  Pursuant to SOP 98-9, the Company recognizes revenue from multiple-element software using the residual method.  Under the residual method, revenue is recognized in a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement.  Software license revenue and sublicensed revenue in a multiple-element arrangement is generally recognized once all software products have been delivered to the customer.  The fair value of the remaining undelivered items is determined based upon VSOE of fair value and is deferred and recognized as revenue separately as the items are delivered/services are performed.  The residual revenue is allocated to the software, including project-related installation.  If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

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

For its subscription products, Mediware recognizes start-up fee revenue upon completion of the customer installment and configuration services associated with the fee.  Monthly subscription fees for software and maintenance are recognized ratably over the subscription period.  The Company combines the software and maintenance associated with the subscription fee into a single element for purposes of applying revenue recognition principles, as the Company does not sell software subscriptions or maintenance services on a standalone basis.

Deferred revenue is comprised of deferrals for license fees, installation, configuration, training and other services for which payment has been received and for which the service has not yet been performed and the revenue has not been recognized.

Advertising Costs
Costs of advertising are expensed as incurred and amounted to $655,000, $586,000 and $736,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

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

	2009	2008
Software Licenses	$154	$85
Computer Hardware	46	17
	$200	$102

Fixed Assets
Furniture, equipment and leasehold improvements are recorded at cost. Depreciation for furniture and equipment is provided on the straight-line method over their estimated useful lives, which are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease period.

Capitalized Software Costs
Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed,” once technological feasibility has been established the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of the software, which ranges from five to seven years. Amortization expense for the years ended June 30, 2009, 2008 and 2007 was $5,843,000, $5,737,000 and $5,427,000, respectively.  Capitalized software costs consisted of the following activity (in thousands):

	For the Year Ended June 30,
	2009	2008
Capitalized software costs
Beginning of year	$50,131	$46,887
Additions	3,829	3,244
	53,960	50,131
Less accumulated amortization	40,462	34,619
	$13,498	$15,512

Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires that goodwill and identifiable intangible assets be tested for impairment at least annually or more often if events and circumstances warrant.  The Company evaluates goodwill for impairment by comparing the fair value of the Company, a single reporting unit, to its carrying value including goodwill.  To determine fair value in the current evaluation the Company used the income approach under which the Comapny calculates fair value based on the estimated discounted cash flow method as well as other generally accepted methodologies.  The Company’s cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors.  No impairment was indicated by the Company’s analysis as of June 30, 2009.   SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.  As of June 30, 2009, management believes no such impairment has occurred.

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. These business acquisitions include Digimedics Corporation in May 1990, Informedics, Inc. in September 1998, certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions, in June 1996, certain assets of Integrated Marketing Solutions, LLC (“IMS”) in October 2007, certain assets of Hann’s On Software, Inc. (“HOS”) in November 2008, and certain assets of SciHealth, Inc. in June 2009.  Goodwill was reduced by certain income tax benefits amounting to $232,000 for each of the years ending June 30, 2009 and 2008.

Foreign Currency Translations
The functional currency for the Company's JAC subsidiary is the British pound. The translation to U.S. dollars is consistent with SFAS No. 52, “Foreign Currency Translation.”  The net gain or loss resulting from these foreign currency translations is reported as other comprehensive income or loss in the accompanying consolidated financial statements.  The Company recorded a foreign currency translation loss of $299,000 in 2009, a foreign currency translation loss of $4,000 in 2008, a foreign currency gain of $124,000 in 2007.

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

	For the Year Ended June 30,
	2009	2008	2007
Shares outstanding, beginning	7,631	8,152	8,078
Weighted average shares issued	42	3	44
Weighted average shares repurchased	(22)	(194)	-
Weighted average shares outstanding – basic	7,651	7,961	8,122
Effect of dilutive securities	316	344	305
Weighted average shares outstanding – diluted	7,967	8,305	8,427

Potential common shares not included in the calculation of net income per share, as their effect would be anti-dilutive, are as follows (in thousands):

	For the Year Ended June 30,
	2009	2008	2007
Stock Options	784	703	573

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their grant date fair values.

Under SFAS 123R forfeitures are initially estimated at the time of measurement and reduce expense ratably over the vesting period for stock-based compensation that is not subject to performance conditions. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  As of June 30, 2009, the Company anticipated all outstanding options would vest.

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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. SFAS No. 157 applies to fair value measurements under other accounting pronouncements that require or permit fair value measurements. Effective July 1, 2008, the Company adopted SFAS No. 157. The adoption of SFAS No. 157 did not have any material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective July 1, 2008, the Company adopted SFAS No. 159. The adoption of SFAS No. 159 did not have any material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company in fiscal year beginning July 1, 2009. SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position and results of operations as it does not have any noncontrolling interest in a subsidiary.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for the Company in fiscal year beginning July 1, 2009. SFAS No. 141R will have an impact on the Company’s accounting for future business combinations, once adopted, but the effect is dependent upon acquisitions that are made in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosure regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s financial position, financial performance~~,~~ and cash flows SFAS No. 161 is effective for the Company in its fiscal year beginning July 1, 2009. SFAS No. 161 is not expected to have a material impact on the Company’s disclosures about derivative instruments and hedging activities as it does not currently have derivative instruments or engage in hedging activities.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FAS No. 107-1 did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires an entity to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted FAS No. 165 in June 2009. The adoption of FAS No. 165 did not have a material impact on the Company’s consolidated financial position and results of operations as the requirements under this statement are consistent with the Company’s current practice.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”), which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. SFAS No. 166, among other items, amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures. SFAS No. 166 is effective for the Company in fiscal year beginning July 1, 2010. SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for the Company in fiscal year beginning July 1, 2010. FAS No. 167 is not expected to have a material impact on the Company’s consolidated financial position and results of operations as the Company does not have variable interest entities.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with the Company’s first fiscal quarter of 2010, all references made by it to GAAP in its consolidated financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

2. FIXED ASSETS

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows (in thousands):

	As of June 30,
	2009	2008	Estimated Useful Life
Computers and office equipment	$4,488	$4,001	3-5 Years
Furniture and fixtures	1,032	1,014	5 Years
Leasehold improvements	497	494	5-7 Years
	6,017	5,509
Less accumulated depreciation	4,225	3,678
	$1,792	$1,831

Depreciation expense was $681,000, $667,000 and $564,000 in 2009, 2008 and 2007, respectively.

3. ADVANCES FROM CUSTOMERS

Advances from customers represent contractual payments received by the Company.  It is principally comprised of support and maintenance revenue that is paid by customers in advance monthly, quarterly or annually in accordance with support contracts.  Services revenue from these support contracts is recognized ratably over the terms of the support contracts.

4. ACQUISITIONS

SciHealth, Inc.
On June 19, 2009, Mediware acquired substantially all of the assets of SciHealth.  SciHealth developed and marketed InsightTM, a business and clinical intelligences software package used to manage performance metrics.  Mediware believes that this product offering will strengthen its clinical suite offerings in its existing medication management and blood and biologics markets, as well as acquired tools to broaden its customer base to include the broader healthcare market.

The purchase price paid for the assets of SciHealth consists of an initial purchase price of $1,702,000 paid in cash at the closing, plus contingent consideration up to $6,445,000 based upon the achievement of certain revenue and contractual milestones through June 2010.  The Company believes the likelihood of SciHealth achieving the revenue milestone resulting in payment of the full contingent consideration is remote.  The purchase price is also subject to a working capital adjustment.  The Company incurred $71,000 of legal, accounting and other professional fees related to this transaction, which have been included in goodwill.  The Company expects to finalize the purchase price, including all contingent consideration, in June 2010.  The results of the SciHealth operations are included in the accompanying consolidated financial statements from the date of acquisition.

The Company has accounted for the acquisition of SciHealth as the purchase of a business under U.S. Generally Accepted Accounting Principles.  The assets and liabilities of SciHealth were recorded as of the acquisition date, at their respective fair values.  The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed.  The preparation of the valuation required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be reasonable.  However, actual results may differ from these estimates.

The following summarizes the preliminary purchase price allocation (in thousands):

Purchase Price Allocation
Accounts receivable	$402
Fixed assets	36
Intangible assets subject to amortization	983
Goodwill	596
Advances from customers	(244)
Total Purchase Price	$1,773

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$232	5.0 years	20.9%
Customer relationships	751	7.0 years	20.9%
	$983

Goodwill	$596

The Company believes that the estimated tangible assets represent fair value at the date of acquisition.  The fair value of an asset is defined as the amount for which an asset or liability could be bought or sold in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.

The Company valued the purchased technology using the cost to recreate method of the income approach.  Utilizing this approach the Company estimated the cost to recreate the software.  This method requires the use of certain estimates, including the fully burdened labor rates for software engineers, the amount of time and effort required to recreate the software, income tax rates and discount rates.  Based on this methodology the Company assigned the value of purchased technology at $232,000.  The Company will amortize this amount over the estimated useful life of five years.

The Company valued the customer relationships using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $751,000.  The Company will amortize this amount over the estimated useful life of seven years.

Goodwill is expected to be deductible for tax purposes.

Unaudited proforma information for the acquisition of SciHealth has not been presented as the acquisition is not significant.

Hann’s On Software, Inc.
On November 20, 2008, Mediware acquired substantially all of the assets of HOS.  HOS provided medication management solutions to the small hospital, specialty pharmacy and home infusion markets through integrated software solutions that address the complex work flow and patient safety needs of these markets.

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

The purchase price paid for the assets of HOS consisted of an initial purchase price of $3,455,000 paid in cash at the closing, plus contingent consideration up to $645,000 based upon the achievement of certain revenue and contractual milestones through December 2009.  The purchase price is also subject to a working capital adjustment.  The Company incurred $28,000 of legal, accounting  and other professional fees related to this transaction which have been included in goodwill.  The Company expects to finalize the purchase price, including all contingent consideration, by December 2009.  The results of the HOS operations are included in the accompanying financial statements from the date of acquisition.

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

The following summarizes the preliminary purchase price allocation (in thousands):

Purchase Price Allocation
Accounts receivable	$197
Inventories	5
Prepaid and other current assets	38
Fixed assets	48
Intangible assets subject to amortization	1,441
Goodwill	2,101
Other long-term assets	9
Accounts payable	(25)
Advances from customers	(263)
Accrued expenses and other current liabilities	(68)
Total Purchase Price	$3,483

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$403	5.0 years	16.0%
Customer relationships	958	7.0 years	16.0%
Non-compete agreements	80	2.0 years	16.0%
	$1,441

Goodwill	$2,101

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

Integrated Marketing Solutions, LLC
On October 31, 2007, Mediware acquired substantially all of the assets of IMS.  IMS was a leading provider of software products and services to blood and plasma donation centers.  IMS serviced the blood donor center industry by providing integrated software, programs and services to support donor recruitment, call centers, customer service, hospital services, sales and prospecting.   Following the acquisition, the Company began providing software products and services targeting blood and plasma donation centers in North America and Europe.  This software addresses the competitive nature of the blood supply market by enabling blood and plasma collection facilities with web-based tools to better manage relationships with donors, staffing and hospitals.  These products facilitate blood and plasma donor centers’ donor recruitment and retention, improve blood drives, and enable hospitals with electronic tools to order, ship and track products.

The acquired IMS assets generate revenue through subscription sales of web-based applications and by providing professional and promotional services to its customers.  Subscription revenues are recognized evenly over the subscription period.  Professional and promotional revenues are recognized as the service is rendered.

The purchase price paid for the assets of IMS consists of an initial purchase price of $5,458,000 paid in cash at the closing.  Additionally, in July 2008 the Company paid contingent consideration of $369,000 based on the successful achievement of certain revenue milestones.  The Company also received $55,000 from the seller as part of the final working capital adjustment.  The Company incurred $66,000 of legal and accounting fees related to this transaction which have been included in the total purchase price.  The results of the IMS acquisition are included in the accompanying consolidated financial statements from the date of acquisition.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the fiscal year ended June 30, 2009 is as follows (in thousands):

Carrying amount as of June 30, 2008	$7,378
Increase from acquisition of business	2,697
Tax benefit of amortization	(232)
Carrying amount as of June 30, 2009	$9,843

Other Intangible Assets

The carrying amount of our other intangible assets as of June 30, 2009 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Purchased technology	$1,108	$(209)	$899	4.1
Customer relationships	2,765	(338)	2,427	6.1
Non-compete agreements	115	(60)	55	0.9
	$3,988	$(607)	$3,381

Amortization expense for other intangible assets amounted to $429,000 for fiscal year 2009.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2010	656
2011	631
2012	617
2013	552
2014	469
Thereafter	456
$3,381

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,
	2009	2008
Payroll and related benefits	$2,395	$2,000
Accounting, legal and other professional fees	201	310
Royalties	22	216
Deferred rent	145	40
Other	478	656
	$3,241	$3,222

7. STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS 123R, which is a fair value-based method of accounting for stock-based compensation.  The aggregate noncash stock based compensation expense totaled $802,000, $732,000 and $606,000 for the years ended June 30, 2009, 2008 and 2007, respectively.  The fiscal 2007 stock based compensation expense included a charge of $469,000, which related to the accelerated vesting of certain outstanding and unvested stock options, pursuant to the terms of the 2003 Equity Incentive Plan, upon the acquisition by a third party of more than twenty percent of Mediware’s common stock.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of June 30, 2009, there were 1,105,000 shares available for issuance under this plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of June 30, 2009 no options were available to be issued under this plan.

Restricted Common Stock Awards

During fiscal 2006, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 200,000 restricted shares of common stock (the “Performance Shares”).  The Performance Shares vest in fiscal 2007, 2008 and 2009 only if Mediware achieves certain performance goals based on revenue and earnings per share.  The Company has not recorded any compensation expense related to the Performance Shares because the performance goals were not met.  During the year ended June 30, 2008, 125,000 of these Performance Shares were canceled due to the resignation of certain key employees.  The remaining 75,000 Performance Shares were cancelled at June 30, 2009 because the performance goals were not met.

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  For the years ended June 30, 2009 and 2008, the Company recorded compensation expense of $10,000 and $92,000, respectively related to the Time-Based Shares.  These amounts include a benefit related to the forfeiture of certain non-vested Time-Based Shares of $23,000 and $18,000 for the years ended June 30, 2009 and 2008, respectively.  The Time-Based Shares will result in compensation expense in future periods of up to $13,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of shares granted was determined based upon the fair market value of the Company’s stock on January 1 of each fiscal year.  As a result, a total of 15,000 and 10,000 Director Shares were granted to the directors in fiscal 2009 and 2008, respectively.  These shares vested on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to these shares of $70,000 and $64,000 for the years ended June 30, 2009 and 2008, respectively.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “Enhanced Performance Shares”).  The Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the years ended June 30, 2009 and 2008, the Company recorded $541,000 and $383,000, respectively, of compensation expense related to the Enhanced Performance Shares.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The Enhanced Performance Shares may result in compensation expense in future periods of up to $533,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $73,000 of unrecognized time-based compensation expense related to the continued employment of the key employees.

Estimated future stock-based compensation expense related to time-based restricted stock is as follows (in thousands):

Fiscal Years Ending June 30,	Time-Based Shares	Enhanced Performance Shares (Time-Based Portion)	Total
2010	10	67	77
2011	3	6	9
Total estimated future stock-based compensation expense	$13	$73	$86

A summary of the status of the Company’s nonvested restricted common stock as of June 30, 2009, and changes during the year ended June 30, 2009, is presented below (shares amounts in thousands):

	Performance Shares	Weighted Average Grant Date Fair Value	Time-Based Shares	Weighted Average Grant Date Fair Value	Director Shares	Weighted Average Grant Date Fair Value	Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2008	75	$9.32	20	$7.29	-	$-	208	$6.63
Granted	-	$-	-	$-	15	$4.68	-	$-
Canceled or forfeited	(75)	$9.32	(8)	$6.78	-	$-	-	$-
Vested	-	$-	(7)	$7.86	(15)	$4.68	(50)	$6.51
Nonvested at June 30, 2009	-	$-	5	$7.65	-	$-	158	$6.67

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

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Year Ended June 30,
	2009	2008	2007
Risk-free interest rates	2.8% - 2.9%	2.7% - 4.8%	4.6% - 5.1%
Expected option life in years	2-3	1-5	2 – 3
Expected stock price volatility	51% - 64%	34% - 41%	37%
Expected dividend yield	-0-	-0-	-0-

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

The following table sets forth summarized information concerning the Company's stock options as of June 30, 2009 (share amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	976	$8.42

Granted	20	4.47
Exercised	(31)	3.00
Forfeited or expired	(52)	7.21

Outstanding at end of year	913	$8.59	3.2	$314

Expected to vest at end of year	913	$8.59	3.2	$314

Options exercisable at end of year	737	$9.08	2.6	$283

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from options exercised under all stock-based payment arrangements for the years ended June 30, 2009 and 2007 was $94,000 and $439,000, respectively.  The excess tax benefit realized for the tax deductions related to option exercises of the share-based payment arrangements totaled $20,000 and $35,000 for the years ended June 30, 2009 and 2007, respectively.  The aggregate intrinsic value of options exercised during the years ended June 30, 2009 and 2007 was $51,000 and $93,000, respectively.  There were no options exercised during the year ended June 30, 2008.  Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the years ended June 30, 2009, 2008 and 2007 was $1.71, $2.13 and $2.30 per option, respectively.  The Company recorded $181,000, $193,000 and $456,000 of compensation expense for stock options for the years ended June 30, 2009, 2008 and 2007, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2010	$108
2011	47
2012	12
Total estimated future stock-based compensation expense – stock options	$167

A summary of the status of the Company’s nonvested options as of June 30, 2009 and 2008, and changes during the year ended June 30, 2009, is presented below (share amounts in thousands):

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2008	215	$2.22
Granted	20	$1.71
Canceled or expired	-	-
Vested	(59)	$2.23
Nonvested at June 30, 2009	176	$2.15

The total fair value of shares vested during the years ended June 30, 2009, 2008 and 2007 was $131,000, $29,000 and $749,000, respectively.

The following table presents information relating to stock options at June 30, 2009 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	137	$3.75	.7	125	$3.73
$4.50 - $ 7.49	239	$6.76	6.1	73	$6.91
$7.50 - $ 8.99	119	$8.19	1.4	119	$8.19
$9.00 - $ 10.49	172	$10.13	3.2	173	$10.13
$10.50 - $11.99	85	$10.89	1	85	$10.89
$12.00 - $13.49	117	$12.45	3.2	117	$12.45
$13.50 - $14.99	44	$13.74	4.7	45	$13.74
	913			737

8. INCOME TAXES

Income tax expense is as follows (in thousands):

	For the Year Ended June 30,
	2009	2008	2007
Current:
Federal	$395	$455	$110
State	268	168	14
Foreign	246	254	151
Total current expense	909	877	275

Deferred:
Federal	50	(248)	892
State	(36)	(29)	124
Foreign	-	(5)	-
Total deferred expense (benefit)	14	(282)	1,016
Total income tax expense	$923	$595	$1,291

The deferred income tax provision does not include $232,000 for each of the years ended June 30, 2009, 2008 and 2007 relating to the income tax benefit realized on goodwill amortized for tax purposes.  The deferred income tax provision also does not include an income tax benefit relating to the exercise of certain stock options amounting to $20,000 and $35,000 for the years ended June 30, 2009 and 2007, respectively.

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of deferred income taxes as of June 30 are as follows (in thousands):

	2009	2008
Deferred tax asset:
Net operating loss carryforwards	$375	$428
Stock-based compensation	406	272
Intangibles	147	41
Fixed assets	-	46
Valuation reserves and accruals deductible in different periods	528	872
Alternative minimum tax	-	333
Total deferred tax assets	1,456	1,992
Less: valuation allowance	(375)	(428)
	$1,081	$1,564

Deferred tax liability:
Fixed Assets	$(166)	$-
Goodwill	(196)	(65)
Software cost capitalization	(5,129)	(5,895)
Total deferred tax liabilities	(5,491)	(5,960)

Net deferred tax liability	$(4,410)	$(4,396)

Presented as follows:
Current asset	$528	$872
Long-term liability	(4,938)	(5,268)
	$(4,410)	$(4,396)

Domestic and foreign income before income taxes is (in thousands):

	For the Year Ended June 30,
	2009	2008	2007
Domestic	$1,649	$492	$3,105
Foreign	848	831	512
	$2,497	$1,323	$3,617

The difference between the tax expense reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

	For the Year Ended June 30,
	2009	2008	2007
Federal income tax at statutory rate	$849	$450	$1,230
State income tax, net of Federal benefit	127	98	138
Foreign tax benefit	(42)	(34)	(23)
Write-off of deferred tax assets associated with forfeited vested non-qualified stock options	-	202	-
Accrual adjustments and true-up to cumulative temporary differences	-	(95)	-
Other, including non-deductible expenses	(11)	(26)	(54)
	$923	$595	$1,291

As of June 30, 2009, the Company has net operating loss carryforwards of approximately $986,000 available to reduce future federal taxable income.  This entire amount is subject to limitations in accordance with Section 382 of the Internal Revenue Code of 1986, as amended.  Additionally, the net operating loss carryforwards may be subject to further limitations should certain future ownership changes occur.  The net operating losses expire in various years through 2018.  As of June 30, 2009, the Company has recorded a valuation allowance for the entire amount of any deferred tax assets relating to this net operating loss.

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

As required by FIN 48, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in an increase of $278,000 in the liability for unrecognized tax benefits that was accounted for as a decrease to opening retained earnings.  Such adjustment was recorded in the fourth quarter of fiscal 2008 based on evaluation of new information which management became aware of during such period.  As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $362,000.  As of June 30, 2008, the balance of unrecognized tax benefits remained unchanged at $362,000 and the balance at June 30, 2009 was $321,000 which related to tax positions which, if recognized, would affect the annual effective tax rate.  The Company recognizes accrued interest and penalties in income tax expense.  Accrued interest and penalties at June 30, 2009 and 2008 amounted to $18,000 and$16,000, respectively.

The change in the Company’s unrecognized tax benefits for fiscal years ended June 30, 2009 and 2008 are as follows:

Balance, July 1, 2007	$362,000
Additions	-
Reductions	-
Settlements	-
Balance, June 30, 2008	362,000
Additions – current period positions	25,000
Reductions	(66,000)
Settlements	-
Balance, June 30, 2009	$321,000

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

The change in valuation allowance amounts to a decrease of $53,000 in 2009.

Provision has not been made for U.S. or additional foreign taxes for undistributed earnings of the Company’s U.K. foreign subsidiary as those earning have been and the Company expects that they will continue to be reinvested.  Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.  The Company believes that the amount of additional taxes that might be payable on the earnings of its foreign subsidiary, if remitted, would be partially offset by the U.S. foreign tax credits.

9. RETIREMENT PLAN

The Company has a 401(k) Retirement Plan (the “Retirement Plan”), which covers all eligible employees.  Participants may contribute up to the maximum allowable per the Internal Revenue Service regulations.   In addition, the Company may make discretionary contributions to the Retirement Plan, subject to certain limitations.  Company contributions to the Retirement Plan were $231,000, $214,000 and $204,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

10. COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2020. Under these leases, minimum commitments are as follows (in thousands):

For the Year Ended June 30,
2010	$1,037
2011	955
2012	864
2013	273
2014	118
Thereafter	653
$3,900

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rent expense for the years ended June 30, 2009, 2008 and 2007 amounted to $997,000, $979,000 and $1,157,000, respectively.

(b) Royalties

In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms. Under this agreement, the Company is required to pay royalties of 5% to 15% on sales of this software product.  Upon request, the Company is required to assist with a royalty audit.

(c) Earn outs – See Note 4.

(d) Other Contingencies and Uncertainties

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

Pursuant to the program, the Company has repurchased a total of 590,000 shares of common stock at a cost of $3,503,000 under the Share Repurchase Program, including 41,000 shares of common stock purchased at a cost of $185,000 during the year ended June 30, 2009.  As of June 30, 2009, the Company is authorized to purchase up to an additional $3,815,000 of common stock under the Share Repurchase Program.

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

12. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable.   The Company maintains cash and cash equivalents with financial institutions which may exceed the federal depository insurance limits.  Mediware is exposed to the impact of interest rate changes because of its substantial cash equivalent balances.

	Balance at June 30, 2009 ($ in 000)	Effective Interest Rate at June 30, 2009	Effect of 1% Change ($ in 000)
Cash Equivalents	$20,865	1%	$209

At June 30, 2009, a 1% point decrease in the current per annum interest rate for the Company’s cash equivalents each would result in $209,000 less interest income during the next fiscal year. The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of the Company’s cash equivalents and that the equivalents balance is the amount outstanding as of June 30, 2009. The calculation therefore does not account for any differences in the market rates upon which the interest rates of the Company’s equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that Mediware might take in response to any rate decrease.

13. FOREIGN CURRENCY RISK

The Company has exposure to exchange rate fluctuations arising from obligations settled in foreign currencies.  The Company has approximately $3,041,000 subject to such risk at June 30, 2009.

14. SEGMENT INFORMATION

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

	Years Ended June 30,
	2009	2008	2007
Medication Management Systems	$19,563	$18,785	$16,692
Blood Management Systems	20,212	19,837	23,323
Perioperative Management Systems	910	815	1,177
Total	$40,685	$39,437	$41,192

Selected financial information by geographic area is as follows (in thousands):

	For the Year Ended June 30,
	2009	2008	2007
Revenue from Unaffiliated Customers:
United States	$34,815	$33,594	$36,749
United Kingdom	5,870	5,843	4,443
Total	$40,685	$39,437	$41,192

Net Income:
United States	$972	$146	$1,964
United Kingdom	602	582	362
Total	$1,574	$728	$2,326

	As of June 30,
	2009	2007	2007
Identifiable Assets:
United States	$54,391	$52,219	$54,936
United Kingdom	5,728	5,409	4,384
Total	$60,119	$57,628	$59,320

15.   EXIT ACTIVITIES

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

The following table provides a reconciliation of beginning and ending balances of the exit activity liability by business units (in thousands):

	Medication Management	Perioperative Management	Total
Balance, June 30, 2007	$-	$-	$-
Additional expense incurred	268	109	377
Amounts paid	(268)	(109)	(377)
Balance, June 30, 2008	$-	$-	$-

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2009 and 2008 is as follows (table in thousands, except per share amounts):

	Fiscal Quarter Ended 2009
	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009
Net sales and service	$9,833	$10,015	$10,202	$10,635
Gross profit (1)	6,436	6,397	6,626	7,081
Net income	218	303	483	570
Net income per share, basic	$0.03	$0.04	$0.06	$0.08
Net income per share, diluted	$0.03	$0.04	$0.06	$0.07

	Fiscal Quarter Ended 2008
	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008
Net sales and service	$10,744	$8,659	$9,839	$10,195
Gross profit (1)	7,839	5,676	6,640	6,949
Net income (loss)	463	(337)	316	286
Net income (loss) per share, basic	$0.06	$(0.04)	$0.04	$0.04
Net income (loss) per share, diluted	$0.05	$(0.04)	$0.04	$0.04

(1)  Excludes amortization of capitalized software costs

17. SUBSEQUENT EVENTS

The Company has performed its subsequent events review through September 9, 2009, which is the date the financial statements are issued.

MEDIWARE INFORMATION SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2009 allowance for doubtful accounts	$748	$197	$-	$(191)	$754
Year ended June 30, 2008 allowance for doubtful accounts	$1,079	$68	$-	$(399)	$748
Year ended June 30, 2007 allowance for doubtful accounts	$923	$660	$-	$(504)	$1,079