Form 10-K/A
period 2009-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2009-11-03
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

The number of shares outstanding of the registrant's common stock, as of October 27, 2009, was 7,798,000 shares.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on September 9, 2009 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14 because a definitive proxy statement was not filed within 120 days after the end of the fiscal year covered by the Annual Report. The reference on the cover of the Report to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, this Amendment No. 1 does not reflect events occurring after the date of the Report and no other information contained in the Report has been updated by this Amendment No. 1, except the outstanding number of shares of the Registrant’s common stock, as reflected on the cover page. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment No. 1.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

Directors

As of September 30, 2009, the Board of Directors was composed of eight members, divided into three classes as follows:
Class I Directors

Lawrence Auriana, age 65, Chairman of the Board.  Mr. Auriana has been Chairman of the Board of Mediware Information Systems, Inc. (“Mediware” or the “Company”) since 1986 and a director since 1983.  He has been a Wall Street analyst, money manager and venture capitalist for over 20 years.  Since 1986, he has been Chairman, a director and Portfolio Co-Manager of Federated Kaufmann Fund.  He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts.  Mr. Auriana serves on the Executive Committee.

Roger Clark, age 75, has been a director since 1983.  From 1980 to 1987, he held a series of managerial positions in the computer products area with Xerox Corporation.  In 1987, he became self-employed as a micro-computer consultant and programmer.  In June 1997, he acquired a half-ownership in a recruitment advertising agency named R & J Twiddy Advertising (since re-named Talcott and Clark Recruitment Advertising, Inc.), which was based in New Canaan, Connecticut.  Mr. Clark acquired full ownership on the death of his partner in late 2002 and sold the business in July 2003.  Mr. Clark is the author of seven books on micro-computing and is currently retired.  Mr. Clark serves on the Audit Committee and the Compensation Committee.

Robert F. Sanville, age 66, has been a director since November 2002.  Mr. Sanville has over thirty-five years of experience in public accounting.  He is a principal of Sanville & Company, an accounting firm based in Abington, Pennsylvania.  Prior to forming Sanville & Company, he was a partner for seventeen years in the Philadelphia accounting firm of Livingston, Montgomery & Sheldon.  Mr. Sanville has an extensive background in providing audit, tax and management advisory services to the securities and investment company industries.  Mr. Sanville is an arbitrator for the National Association of Securities Dealers, Inc., has served as the U.S. District Court appointed trustee in actions brought by the Securities and Exchange Commission (“SEC”), has served as an expert witness in securities litigation before the U.S. District Court and has served the Securities Investors Protection Corporation as an accountant for the appointed legal liquidator.  Mr. Sanville received a B.S. degree from Drexel University.  He is a member of the American and Pennsylvania Institutes of Certified Public Accountants.  Mr. Sanville serves on the Audit Committee and the Compensation Committee.

Class II Directors

Philip H. Coelho, age 65, rejoined Mediware as a director in May 2008. Mr. Coelho originally joined Mediware’s Board of Directors in December 2001 where he served until July 2006.  Mr. Coelho currently is President and CEO of Synergenesis, Inc., which is a firm that focuses on improved methods for the clinical use of cell therapy.  Prior to joining Synergenesis in October 2009, Mr. Coelho was the President and CEO of PHC Medical, Inc, from August 2008 through October 2009.  From August 2007 through May 2008, Mr. Coelho served as the Chief Technology Architect of ThermoGenesis Corp.  From 1989 through July 30, 2007, he was Chairman and Chief Executive Officer of ThermoGenesis Corp. Mr. Coelho served as Vice President of Research & Development of ThermoGenesis from 1986 though 1989.  Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for over 30 years.  He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho currently also serves as a member of the Board of Directors of Catalyst Pharmaceuticals Partners, Inc. Mr. Coelho received a B.S. degree in thermodynamic and mechanical engineering from the University of California, Davis and has been awarded more than forty U.S. patents in the areas of cell cryopreservation, cryogenic robotics, cell selection, blood protein harvesting and surgical hemostasis.   Mr. Coelho serves as Chairman of the Compensation Committee and is a member of the Executive Committee.

T. Kelly Mann, age 50, has been a director since September 4, 2007 when he joined Mediware as its President and Chief Executive Officer.  Mr. Mann has over 24 years of healthcare, technology and management experience.  Prior to joining Mediware, from March 2007 to September 2007, Mr. Mann served as the Senior Vice President of Marketing for 3M Corporation’s Health Information Systems, Inc.  Prior to that Mr. Mann served as the Division’s National Sales and Marketing Director from 2003 to 2007 and from 2001 to 2003, he was the Division’s Six Sigma Master Black Belt.

Ira S. Nordlicht, age 60, has been a director since August 30, 2006.  Mr. Nordlicht has been a practicing attorney since 1972.  Mr. Nordlicht founded the law firm of Nordlicht & Hand in 1987 and has continued his practice at such firm to date.  Mr. Nordlicht was a partner at the law firm Holtzmann, Wise & Shepard from 1979 to 1987.  Mr. Nordlicht held a number of positions with the U.S. Senate Committee on Foreign Relations from 1975 to 1979.  From 1972 to 1975 Mr. Nordlicht was a Senior Trial Attorney at the Federal Trade Commission.  Mr. Nordlicht has served since 2000 as Chief Executive Officer, President and a director of Alfa Wassermann, Inc., a privately-held diagnostics, separations and proteomics company, and is a Director of affiliated companies of Alfa Wassermann, Inc. as well as of Advanced Resources International, Inc., a privately-held oil and gas consulting company.  Mr. Nordlicht received a B.A. degree from Harpur College and a J.D. from New York University School of Law.  Mr. Nordlicht serves on the Executive Committee.

Class III Directors

John Gorman, M.D., age 76, has been a director since 2000.  Dr. Gorman, Clinical Professor of Pathology at New York University School of Medicine, retired from his position of Director of the Blood Bank at New York University Medical Center which he held from 1981 to 1999.  Dr. Gorman also served as director of the Blood Bank at Columbia Presbyterian Medical Center.  In the 1960’s Dr. Gorman and his co-workers at Columbia developed Rh Immune Globulin (RhoGAM) for the prevention of Hemolytic Disease of the Newborn for which for he was awarded the Lasker Clinical Medical Research Award in 1980.  Dr. Gorman graduated from the University of Melbourne Medical School in 1953 and completed his residency in Anatomic and Clinical Pathology at Columbia Presbyterian Medical Center in 1960.  Dr. Gorman serves on the Audit Committee.

The Honorable Richard Greco, age 40, has been a director since September 4, 2007. Mr. Greco is president of Filangieri Capital Partners in New York City, a private equity partnership seeking long-term capital appreciation by investing in high growth private enterprises in Italy and emerging markets.  Mr. Greco served as the Assistant Secretary of the Navy (Financial Management and Comptroller) from 2004 to 2006, and brings expertise and experience in corporate finance and governance.  Prior to his confirmation by the Senate, Mr. Greco was a White House Fellow from 2002 to 2003 and also served as the acting Director of Private Sector Development for Iraq at the Coalition Provisional Authority Representative’s Office.  Prior to government service, Mr. Greco was a managing director of the corporate finance advisory firm of Stern Steward & Co. where he specialized in EVA®-based corporate governance systems, performance measurement and management, incentive compensation, corporate valuation, and financial market research.  Mr. Greco served on the Compensation Committee and the Executive Committee during fiscal 2009.  However, Mr. Greco’s two year term on the Compensation Committee ended October 22, 2009.

Executive Officers

As of September 30, 2009, the executive officers of Mediware are as follows:

Lawrence Auriana, age 65, Chairman of the Board.  Mr. Auriana has been Chairman of the Board of Mediware since 1986 and a director since 1983.  He has been a Wall Street analyst, money manager and venture capitalist for over 20 years.  He is currently a director and Portfolio Co-Manager of Federated Kaufmann Fund.  He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts.  Mr. Auriana serves on the Executive Committee of the Board of Directors.

Thomas Kelly Mann, age 50, Chief Executive Officer and President.  Mr. Mann jointed the Company in September 2007.  He brings 24 years of healthcare, technology and management experience to Mediware.  Prior to joining Mediware, from March 2007 to September 2007, Mr. Mann served as the Senior Vice President of Marketing for 3M Corporation’s Health Information Systems, Inc. Prior to that time, Mr. Mann served as the Division’s National Sales and Marketing Director from 2003 to 2007 and from 2001 to 2003, he was the Division’s Six Sigma Master Black Belt.

Mark B. Williams, age 39, Chief Financial Officer.  Mr. Williams joined Mediware as the Corporate Controller in February 2004, served as the Acting Chief Accounting Officer from June 2006 to December 2006, and began serving as the Chief Financial Officer in December 2006.  Mr. Williams co-founded Primera Financial Services, LLC, a consulting firm for small businesses, where he was president from March 2003 to February 2004.  Mr. Williams also served as the Controller for Xact Duplicating Services, Inc., a document reproduction and imaging company from December 2001 to March 2003.  Mr. Williams’ prior work experience includes almost nine years of public accounting experience, including serving as an Audit Manager for Ernst & Young LLP.  Mr. Williams earned his B.S. degree in Accounting from Wichita State University.  Mr. Williams is a CPA and a member of the American Institute of Certified Public Accountants.  Mr. Williams has resigned and will cease employment by November 4, 2009.

Robert William Watkins, age 50, Controller. Mr. Watkins joined Mediware as the Corporate Controller in October 2008.  Commencing on November 5, 2009, he will serve as the Company’s interim principal accounting and financial officer until the date Mediware selects a new chief financial officer.  Prior to joining Mediware, Mr. Watkins served as the controller of National Agriservices, Inc. from 2002 through January 2005 and as the Controller and Director of Financial Reporting of Titan Machinery Inc. from January 2005 through September 2008.  Mr. Watkins prior work experience also includes serving as an accountant at KPMG Peat Marwick.  Mr. Watkins earned his Bachelor of Science in Accounting from Saint John’s University.  Mr. Watkins is a CPA and a member of the American Institute of Certified Public Accountants.

Robert C. Weber, age 38, Senior Vice-President, Chief Legal Officer, General Counsel and Secretary.  Mr. Weber joined Mediware in January 2004.  Prior to joining Mediware, he was corporate counsel of Epic Systems, a private medical records software company, from 2002 to 2004.  Mr. Weber served with domestic and international law firms, most recently in the Chicago office of Skadden, Arps, Slate, Meagher & Flom from 2000 to 2002, where he specialized in asset and stock sale agreements and private equity investments.  Mr. Weber also worked at Jenner & Block from 1996 to 2000.  He earned his B.A. degree with distinction at the University of Wisconsin and a J.D. degree at the University of Wisconsin School of Law, where he graduated Cum Laude.

John Damgaard, age 40, Senior Vice President and Chief Operating Officer.  On June 29, 2007, Mr. Damgaard became the Chief Operating Officer of Mediware. Prior to that time, Mr. Damgaard served as Vice President and General Manager of Mediware’s Blood Management Division since March 26, 2006 after having joined Mediware on March 3, 2003 to serve as chief operating officer of the Company’s Blood Management Division.  From 1997 to 2003, Mr. Damgaard served as Vice President of Operations and Principal with CGN and Associates, Inc. (“CGN”), a professional services firm providing business performance improvement services to large healthcare, financial services, and manufacturing clients.  Prior to CGN, Mr. Damgaard held various management and technical positions within Maytag Corporation and IBM.  Mr. Damgaard earned an MBA with distinction from Bradley University as well as a Bachelor of Arts in Mathematics and Computer Science from the University of Northern Iowa, as a Presidential Scholar.

Robert Tysall-Blay, age 52 Chief Executive of JAC Computer Services Ltd. Mr. Blay joined Mediware in June 2003.  Mr. Blay has extensive experience in the healthcare field, including 10 years in medical lab science within the UK’s National Health Service, and 20 years in sales and marketing of healthcare IT systems.  In 1993, Mr. Blay joined Misys Healthcare Systems International (formerly Sunquest Information Systems) where he worked in positions of increasing responsibility until May 2003. Mr. Blay served as the sales and marketing manager during 2002 and as the UK managing director in 2003.  Working primarily for US-based companies, he gained healthcare experience in seven countries including the US, UK, Germany, France, Denmark and the Middle East.  His healthcare IT experience includes the areas of lab, radiology, PACS, pharmacy, decision support and electronic patient record systems.

Alan Wittmer, age 51, Senior Vice President.  Mr. Wittmer joined Mediware in September 2009.  Mr. Wittmer has more than 19 years of experience in various healthcare information technology companies, including serving as the Vice President of Business Development for 3M Corporation’s Health Information Systems division from 2002 until August 2009. In addition to more than a decade at 3M, Mr. Wittmer was one of two executives who launched PACE Health Management Systems where he led the development of an advanced bedside charting system for acute care hospitals. Prior to his employment at PACE Mr. Wittmer worked for Motorola, AT&T and Digital Equipment Corporation in various sales and marketing roles.   Mr. Wittmer received his B.A. in Agricultural Business Administration from the University of Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended June 30, 2009, based upon an examination of the public filings, all of Mediware’s officers, directors and ten percent shareholders timely filed reports on Form 3 and Form 4 except as follows: Messrs. Auriana, Clark, Coelho, Gorman, Greco, Nordlicht and Sanville each failed to file a timely Form 4, each of which was related to a grant of restricted shares.   J. Carlo Cannell had three filings on Forms 4 that were not timely filed related to the sale of shares of common stock.  Mark Leonard and Constellation Software, Inc. have not timely filed a Form 3 and Form 4 related to their ownership and purchases of shares of common stock, notwithstanding their reports on Schedule 13D reflecting beneficial ownership of more than 10% of Mediware’s common stock.

Code of Ethics

Mediware has adopted a Code of Conduct and Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees.  This Code of Conduct and Ethics is available at the investor relations page of Mediware’s website at www.mediware.com.  Mediware intends to reflect any amendments to this Code of Conduct and Ethics or waivers of this Code of Conduct and Ethics concerning its principal officers at such page of the website.

The Audit Committee has established procedures for the receipt and handling of complaints received by Mediware regarding accounting, internal accounting controls or auditing matters, and to allow for the confidential submission by employees of concerns regarding auditing or accounting matters.

Audit Committee

Mediware has a separately-designated standing audit committee.  The members of the Audit Committee were Messrs. Clark and Sanville and Dr. Gorman for the fiscal year 2009.  The Board of Directors has determined that each member of the Audit Committee is “independent” not only under the Nasdaq Stock Market (“Nasdaq”) listing standards but also under SEC rules.  Furthermore, the Board of Directors has determined that all members of the Audit Committee are financially literate and independent under the applicable SEC and Nasdaq listing standards and that Mr. Sanville is an “audit committee financial expert” as defined in the SEC rules.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Compensation Goals and Composition

The primary goals of our compensation program are to reward both individual and Company performance and to attract and retain those individuals that we believe are important to the growth and stability of the Company.  Compensation for our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers, whom we refer to collectively as the named executive officers, is comprised of:

•	base salary;

•	cash bonus compensation;

•	long-term equity incentive compensation; and

•	to a much lesser extent, other benefits and perquisites.

The mix of base salary and cash and equity incentive compensation is intended to balance the need to provide adequate guaranteed cash compensation while providing meaningful incentives to motivate our executives to achieve performance goals.  It is our belief that perquisites for executive officers should generally be limited in scope and value.  The Compensation Committee continues to assess our executive compensation program and attempts to provide an aggregate compensation package that is competitive with what our executives could earn elsewhere. We believe that if our shareholders benefit from strong Company performance, executive officers should earn significant compensation that corresponds to such Company performance. This argues in favor of weighing compensation toward equity and bonuses. On the other hand, we believe executive base salaries must deliver sufficient compensation to retain our executive team until value can be derived from the bonus and equity components of our compensation program.  Finding the right balance among these elements, particularly in light of the substantial changes that Mediware has faced over the last several years, requires ongoing review and analysis.

The Executive Compensation Process and the Role of the Chief Executive Officer in Compensation Decisions

The Compensation Committee is responsible for approving cash compensation of our named executive officers (except the CEO), while the Compensation Committee makes recommendations to the full Board of Directors regarding all grants of equity and all Chief Executive Officer compensation.  The Board of Directors, with input from the Compensation Committee, makes determinations about the Chief Executive Officer’s compensation.  The input of our Chief Executive Officer was sought for each of the other executive officer’s compensation.

The Compensation Committee did not employ a compensation consultant during fiscal 2009 to assist it in establishing executive compensation.   The committee also did not set percentage compensation goals against a peer group of companies, or benchmark, our executives’ compensation, though the availability to our executives of alternative employment opportunities is an important consideration in the compensation design process.  Rather, the Compensation Committee used its extensive marketplace knowledge, background, experience and market information to determine executive compensation.

Compensation Elements

Our Compensation Committee believes that the base salary, cash bonus and equity elements of our executive compensation program are set at levels that, in the aggregate, address Company-specific factors and represent an attractive compensation package, competitive with employers with which we compete for executive talent, other technology companies and larger organizations that have similar operations to us.  We do not presently provide our named executive officers with any pension or supplemental retirement benefits or any substantial perquisites not generally available to our employees.

Base Salary

We provide the named executive officers with base salary to compensate them for services rendered during the fiscal year.  Base salaries are paid to secure the services of the executive team and compensate them for their functional role, responsibility and performance.  The base salaries of the named executive officers are a function of the minimum base salaries specified in their employment agreements, any increases approved by the Compensation Committee in prior years, and any increases that are approved by the Compensation Committee in the current fiscal year.  The Compensation Committee takes note of many factors it deems relevant, including, in the case of named executive officers other than the Chief Executive Officer, any recommendations by the Chief Executive Officer.  Base salary amounts for the named executive officers were established, and may be subsequently adjusted from time to time, based on the following criteria:

•	the duties and responsibilities of each named executive officer;

•	the performance and completion of such duties;

•	the compensation precedent associated with our other executive officers;

•	the background and experience of the executive officer;

•	market factors and the competitive marketplace for the talents of the executive officer; and

•	the executive officer’s deemed value to us.

We presently rely to a significant degree upon base salaries to hedge against uncertainty in the level of compensation available through performance-based cash and equity bonuses.  With the many changes faced by our business and our current business cycle, base salary compensation provides important stability for our named executive officers to offset uncertain incentive compensation. In fiscal 2009, Mr. Williams’ base salary was increased to bring it more closely in line with the other named executive officers.  The other named executive officers did not receive an increase in base salary.

Cash Bonus Compensation

The Compensation Committee uses cash bonus compensation to incentivize and reward the named executive officers for Company and personal performance in specified areas.  The bonus objectives for the named executive officers for fiscal 2009 were approved after the full Board of Directors adopted the recommendations of the Compensation Committee regarding the Company’s overall compensation philosophy.

Each named executive officer, except for Mr. Blay, has the opportunity under his employment agreement to earn up to 50% (except Mr. Mann, who has the opportunity to earn $175,000 or 49% of his current salary) of his annual base salary as an annual bonus under an annual bonus plan.  The Compensation Committee sets targets at levels that it believes are competitive with the market and intended to provide significant motivation to achieve our goals.  We consider both Company and personal performance because we believe this framework aligns most closely with our objective of delivering the fundamental financial performance that our shareholders desire. In addition, we believe this approach is helpful in fostering a sense of teamwork and common purpose among our management team. Final determination of the total amounts to be paid to named executive officers under the annual bonus plan may also be adjusted depending upon subjective evaluations by the Chief Executive Officer and the Compensation Committee.

In January 2008, under a new executive compensation program, the Compensation Committee set bonus criteria for all named executive officers with 70% of the target bonus based on Company performance targets, 20% based on personal performance criteria and 10% based upon Company customer satisfaction as measured by a leading industry survey.  For fiscal 2009, the Compensation Committee maintained the fiscal 2008 formula, with one modification: no bonus would be awarded for performance achieved at a level less than 90% of target, and full bonus would be awarded for performance achieved at a level of 100% of target.  For performance between 90% and 100% of target, bonuses would be awarded in a straight line fashion, with 10% awarded for each percentage point above 90% of the target achieved. The Compensation Committee in fiscal 2009, as in fiscal 2008, retained the ability to award, in its sole discretion, cash bonus compensation in excess of the target bonus target or the target bonus amounts.

In fiscal 2009, the bonus opportunity based on Company performance was dependent upon an earnings per share target of $.20 per share, a free cash flow target (a non-GAAP financial measure that the Company defines as cash flows provided by operating activities less cash flow from investing activities, excluding acquisitions and currency translation) of $3.4 million and a total revenue target of $43.3 million.  Each target was worth 33.33% (of the 70%).  In fiscal 2008, there was no opportunity to earn any portion of this bonus for performance below these targets or any opportunity to earn in excess of the bonus target amounts for Company performance above performance targets.  For fiscal 2009, this was modified as described above, to allow for bonus awards when targets were achieved at levels between 90% and 100%.  Furthermore, the Compensation Committee exercised its discretion to award a greater than 100% bonus for the achievement of one measure far in excess of one target while no amount was awarded for another measure where less than 90% of a target was achieved.  The Compensation Committee  continued to use  earnings per share, free cash flow and revenue as performance criteria because, while there are many other factors that may be strong indicators of Company performance, the Committee believed these fundamental measures of performance, together with our growth prospects, are important determinants of the value investors ascribe to our stock.   The earnings per share goal was met at a level of 100% and was awarded at a level of 100% of target bonus; free cash flow was met at a level of 126% of target and was awarded at a level of 120% of target bonus; the revenue goal was achieved at 94% of target, and accordingly only 40% of the target bonus was awarded.  The Company failed to achieve the customer satisfaction results necessary for the named executive officers to receive their full cash bonus for the customer satisfaction portion of their bonus, but year to year improvement over fiscal 2008 was substantial and 53% of the target bonus was awarded for this criterion.  In addition, Messrs. Damgaard and Williams did not achieve all of their personal bonus requirements and received less than the 20% available for personal performance, while Messrs. Mann and Weber achieved all of the activities necessary for them to receive the full amount.

As part of Mr. Mann’s transition to our management team, we agreed in his employment agreement to make portions of his annual bonus non-discretionary on a transitional basis.  The Compensation Committee had sole discretion with respect to the payment of 80% of Mr. Mann’s bonus opportunity for fiscal 2009 and will have complete discretion over Mr. Mann’s bonus opportunity for fiscal 2010.  We believe that this transitional schedule provided Mr. Mann with limited protection for his income from Mediware compared with the income from his previous employer, while putting “at risk” a meaningful portion of cash compensation for fiscal 2009 and all bonus compensation in subsequent fiscal years, which are years for which the Compensation Committee believes that Mr. Mann can have a greater impact on our financial results.  The bonus opportunities available to each of Messrs. Williams, Damgaard and Weber, each of whom has been with the company for more than four years, were solely in the discretion of the Compensation Committee.

Additionally, the Compensation Committee has authorized Mr. Mann, as Chief Executive Officer, to award cash bonuses in his discretion to any employee, other than himself, including any other named executive officer, for exceptional performance.  These bonuses are intended to be “spot bonuses” that provide prompt recognition of achievements that are deemed to merit special attention.

Mr. Blay has the ability to earn a cash bonus of up to UK£ 65,000 per year, of which UK£ 35,000 is based upon performance measures established each fiscal year, equally weighted between achieving quarterly revenue targets and operating income levels. The remaining portion of the annual bonus opportunity is a commission bonus paid monthly, based on a percentage of revenues generated by the UK operations in the preceding month.

Long-Term Equity Incentive Compensation

Following the hiring of Mr. Mann, the Compensation Committee designed an incentive compensation program designed to align the financial incentives of our named executive officers (other than Mr. Blay) for a period of three years.  At the time the Compensation Committee determined to make grants to the named executive officers in fiscal 2008, several of the officers had existing awards that could have vested by their terms in 2009.  The Compensation Committee believed that these existing grants were not a meaningful portion of the compensation available to our named executive officers for fiscal 2009 because the performance goals appeared improbable of satisfaction.  In fact, the performance goals of the awards were not achieved and the restricted shares were forfeited without vesting.

Each of the fiscal 2008 restricted stock grants contains a substantial performance element as well as a time-based element.  Grants made to Messrs. Mann, Williams and Weber each provide for 25% of the total number of restricted shares to be subject to time-based vesting, while a grant made to Mr. Damgaard subjects 50% of the total number of shares to time-based vesting. For each of these executive officers other than Mr. Mann, time-based vesting will be achieved in equal annual amounts over a three-year period through the 2010 fiscal year if the officer is employed through the vesting date.  The restricted shares granted to Mr. Mann that are subject to time based-vesting have been weighted such that 43.5% of the time-based restricted shares vested upon the filing of our Annual Report on Form 10-K for fiscal 2009, and 43.5% of the time-based restricted shares will vest upon the filing of our Annual Report on Form 10-K for fiscal 2010.  The number of restricted shares subject to time-based vesting in fiscal 2009 for each of the named executive officers other than Mr. Blay was as follows:

Name	Share
Mann	3,750
Damgaard	7,500
Williams	2,083
Weber	2,083

The vesting of the remaining portion of restricted stock awards granted to each named executive officer other than Mr. Blay is subject to specified performance metrics relating to the earnings per share, free cash flow (excluding acquisitions) and total revenue targets previously identified.  Company performance targets for fiscal 2009 were not achieved so all of the restricted stock awards tied to fiscal 2009 performance did not vest.  Any of the restricted shares granted that have not vested after fiscal 2010 will be forfeited, and all unvested restricted shares granted to any of the named executive officers will be forfeited upon the termination of that officer’s employment.

Stock option grants provide value only if the value of the stock increases after the time of the grant, and the Compensation Committee elected to grant options to the named executive officers that vest upon continued employment.  During fiscal 2008, the named executive officers other than Mr. Blay received option grants that vest over three or four years.

The Compensation Committee determined not to grant restricted stock or stock options to any of the named executive officers during fiscal 2009.  The Compensation Committee considers the fiscal 2008 restricted stock and option grants to provide sufficient financial incentive for the named executive officers, particularly in light of those awards vesting over a period that included fiscal 2009 and future fiscal years.

All Other Compensation and Perquisites

The Compensation Committee does consider the benefits and perquisites offered to the named executive officers in its evaluation of the total compensation received by each.  It is our belief that perquisites for executive officers should be very limited in scope and value and reflective of similar perquisites from competitive employers both in the industry and the region.  Due to this philosophy, we have generally provided nominal benefits to executives that are not available to all full time employees and we plan to continue this approach in the future.  Mr. Blay receives an annual car allowance and pension benefits that are not available to our other named executive officers.  The named executive officers, along with the Company’s other employees, also receive 401(k) matching contributions from the Company.  The Company’s matching payments are a function of each employee’s contributions to the 401(k) during the year and the employee’s base salary for that year.  The benefits offered in fiscal 2009 to the named executive officers are expected to continue for fiscal 2010 and the perquisites received by the named executive officers in fiscal 2009 are reported in the Summary Compensation Table on page 12.

Stock Ownership Guidelines

The Compensation Committee considers the options and stock held by executives when making decisions to grant additional awards but has not adopted any stock ownership guidelines or requirements for executives.  The Compensation Committee does not presently consider such guidelines necessary as it believes that the principal goal of stock ownership guidelines is to ensure that executives substantially retain the equity interests they have been awarded to align their financial interests with stockholders generally.  The Company’s executives currently have a limited number of in-the-money options and shares of stock not subject to restrictions owing to their relatively short tenure with the Company and the absence of vesting of performance shares over the last three years.  Furthermore, the performance-based elements of each executive’s cash bonus compensation and long-term equity incentive compensation serve to align the financial interests of that executive with stockholders generally. The Compensation Committee expects any future sales to be limited notwithstanding the absence of guidelines as the Chairman of the Board has demonstrated by example his desire that directors and officers hold long term their equity interests in the Company.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally limits the deductible amount of annual compensation paid by a public company to a “covered employee” (the chief executive officer and three other most highly compensated executive officers of the Company (but not including the chief financial officer)) to no more than $1 million.  However, qualifying performance-based compensation will not be subject to the Section 162(m) deduction limit if certain requirements are met.  Historically, Section 162(m) has not been a significant consideration for the Company, and none of the Company’s covered employees earned compensation in excess of $1 million in fiscal 2009.  The Compensation Committee expects that, in future years, some incentive compensation paid to the Company’s covered employees will likely qualify as performance-based compensation not subject to Section 162(m).

Accounting for Restricted Stock

Effective July 1, 2005 the Company adopted FAS 123R, using the modified prospective application method, which generally requires measurement of compensation cost for the Company’s restricted stock awards at fair value on the date of grant and recognition of compensation expense over the requisite service period for the awards, which is generally the vesting term.  Since the Company’s adoption of FAS 123R, the Compensation Committee has altered its equity compensation award practices due to associated accounting changes. Accordingly, the Compensation Committee began to use restricted stock in addition to options in awarding equity compensation. The Compensation Committee also began to utilize some performance-based vesting as the Company does not need to recognize expense for these awards unless and until the awards actually vest.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based upon its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement and our Annual Report on Form 10-K for fiscal 2009.

Submitted by:

Richard Greco, Chairman (for fiscal 2009)
Phil Coelho
Roger Clark
Robert Sanville

Members of the Compensation Committee

Compensation Committee Interlocks and Insider Participation

Messrs. Clark, Sanville, and Greco were the members of the Compensation and Stock Option Committee (the “Compensation Committee”) for all of fiscal year 2009.  Mr. Coelho joined the Compensation Committee in the middle of fiscal 2009. No member of the Compensation Committee is an officer or employee, or former officer or employee, of Mediware.  Messrs. Clark, Coelho and Sanville had no interlocking relationships with the Board of Directors and any other company for fiscal year 2009.

Mr. Greco is an executive officer of a private company that was controlled by Mediware’s Chairman, Lawrence Auriana.  During fiscal 2009, Mr. Auriana relinquished control of such company. However, during the period of Mr. Auriana’s control of such company he effectively controlled the compensation determinations made for this private company, including the compensation that was paid to Mr. Greco for his service as an executive officer.  Because, as Chairman, Mr. Auriana is an executive officer of the Company, and Mr. Greco serves on the Company’s Compensation Committee, Mr. Greco could have been deemed to have an “interlocking” relationship with Mr. Auriana during the term of Mr. Auriana’s control of such private company.   However, Mr. Auriana receives no compensation from the Company other than for his service as a director, and Mr. Greco was not, therefore, afforded an opportunity to set executive compensation for Mr. Auriana.  Additionally, as of April 25, 2009, Mr. Auriana relinquished control of that private company.  Mr. Greco’s term as a member of the Compensation Committee ended on October 22, 2009.

Executive Compensation

The following table sets forth all compensation paid by Mediware to, or earned by, our Chief Executive Officer, our Chief Financial Officer, and the three other most highly compensated executive officers for the fiscal year ended June 30, 2009, 2008 and 2007.  Mr. Mann began serving as Chief Executive Officer and President on September 4, 2007 and was not employed by Mediware prior to that date.  Mr. Damgaard was appointed Senior Vice President and Chief Operating Officer on June 29, 2007; he was Vice President and General Manager of Mediware’s Blood Management Division for the remainder of 2007.  Mr. Williams was appointed Chief Financial Officer in December 2006; he was acting Chief Accounting Officer for the remainder of fiscal year 2007.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation($)		Total ($)

T. Kelly Mann	2009	360,000	--		303,363	81,771	157,640	12,956	(2)	915,730
President and Chief	2008	296,308	--		139,588	111,004	131,459	83,356	(2)	760,715
Executive Officer	2007	--	--		--	--	--			--

Mark B. Williams	2009	200,000	--		59,914	22,872	89,680	7,718	(4)	380,184
Chief Financial Officer	2008	189,135	--		42,530	11,858	90,446	3,984	(4)	337,952
	2007	153,461	17,450	(5)	--	58,345	132,350	2,906	(4)	364,512

John Damgaard	2009	225,000	--		94,183	38,503	97,312	8,658	(6)	463,657
Senior Vice President and	2008	225,173	--		140,892	52,242	100,851	4,018	(6)	523,177
Chief Operating Officer	2007	180,865	22,500	(5)	--	3,500	122,500	4,868	(6)	334,233

Robert C. Weber	2009	210,000	5000	(3)	59,914	22,872	90,235	7,794	(7)	395,815
Senior Vice President,	2008	210,004	--		42,530	11,858	96,228	15,345	(7)	375,965
Chief Legal Officer and	2007	198,288	21,000	(5)	--	22,123	115,500	2,537	(7)	359,448
General Counsel

Robert Tysall-Blay (8)	2009	221,293	--		--	--	141,252	57,099	(9)	419,645
Chief Executive of JAC	2008	205,318	--		--	--	87,420	64,941	(9)	357,679
Computer Services Ltd.	2007	179,449	--		--	--	63,792	59,029	(9)	302,270

(1)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year indicated, in accordance with FAS 123R, of stock option and restricted common stock grants pursuant to the 2003 Equity Incentive Plan and thus may include amounts from stock options and restricted stock granted in the current and prior fiscal years indicated.  Refer to the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for the relevant assumptions used to determine the valuation of our equity compensation awards.

(2)	Mr. Mann received contributions to Mediware’s 401(k) plan of $5,818 and $2,188 and company-paid life insurance premiums of $168 and $168 during fiscal 2009 and 2008, respectively.

(3)	Mr. Weber was awarded special “spot bonuses” for achievements during the year.

(4)
Mr. Williams received contributions to Mediware’s 401(k) plan of $4,000, $3,816 and $2,738 and company-paid life and disability insurance premiums of $3,718, $168 and $168 during fiscal 2009, 2008 and 2007, respectively.

(5)
Due to the extra responsibilities each assumed ruing the CEO transition, Messrs. Williams, Weber and Damgaard were each granted a special bonus by the Compensation Committee for fiscal 2007 equal to 15% of their respective base salaries.

(6)
Mr. Damgaard received contributions to Mediware’s 401(k) plan of $4,469, $3,850 and $4,700 and company-paid life insurance premiums of $168, $168 and $168 during fiscal 2009, 2008 and 2007, respectively.

(7)
Mr. Weber received contributions to Mediware’s 401(k) plan of $4,200, $4,277 and $2,369 and company-paid life and disability insurance premiums of $3,594, $168 and $168 during fiscal 2009, 2008 and 2007, respectively.  Mr. Weber also received a cash payment of $10,900 during fiscal 2008 relating to the payout of excess accrued vacation, pursuant to a change in the Company’s vacation policy.

(8)	Mr. Blay’s compensation is paid in UK£ and has been converted into U.S. dollars using an exchange rate of 1.62, 2.00 and 1.99 for fiscal 2009, 2008 and 2007, respectively.

(9)
Mr. Blay received aggregate contributions to JAC’s pension plan of $40,939, $44,897 and $39,185 for National Insurance during fiscal 2009, 2008 and 2007, respectively.  Mr. Blay also received a car allowance of $16,159, $20,044 and $19,844 during fiscal 2009, 2008 and 2007, respectively.

Grants of Plan-Based Awards

The following table sets forth certain information concerning cash incentive awards payable to the named executive officers for fiscal 2009.  None of the named executive officers was granted restricted stock or options to purchase common stock of Mediware for during fiscal 2009.

		Estimated Possible Future Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)

T. Kelly Mann	--	--	175,000	175,000

Mark Williams	--	--	100,000	100,000

John Damgaard	--	--	112,500	112,500

Robert C. Weber			105,000	105,000

Robert Tysall-Blay (2)	--	--	56,557	56,557

(1)	Elements of the non-equity incentive plan awards available to our named executive officers are discussed in detail in the Compensation Discussion and Analysis.

(2)	Mr. Blay’s compensation is payable in UK£ and has been converted into U.S. dollars using an exchange rate of 1.62.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information as of June 30, 2009 regarding outstanding awards that have been granted but have not been exercised, in the case of options, or have not vested, in the case of restricted stock by the named executive officers.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(1)

T. Kelly Mann	25,000	75,000	$6.85	9/4/2012	(2)	--	--
	--	--	--			25,000	153,750	75,000	(3)	461,250

Mark Williams	15,000	--	$13.76	5/21/2014		--	--	--		--
	15,000	--	$10.89	6/26/2010		--	--	--		--
	25,000	--	$8.55	2/6/2011		--	--	--		--
	7,500	22,500	$6.88	1/31/2013	(4)	--	--	--		--
	--	--	--	--		--	--	25,000	(5)	153,750
	--	--	--	--		2,084	12,817	12,500	(3)	76,875

John Damgaard	20,000	--	$10.89	6/26/2010		--	--	--		--
	20,000	10,000	$7.18	6/29/2017	(6)	--	--	--		--
	6,250	18,750	$6.51	2/13/2013	(7)	--	--	--		--
	--	--	--	--		--	--	20,000	(5)	123,000
	--	--	--	--		7,500	46,125	7,500	(3)	46,125

Robert C. Weber	30,000	--	$13.73	1/26/2014		--	--	--		--
	30,000	--	$12.16	5/26/2010		--	--	--		--
	10,000	--	$8.08	11/3/2011		--	--	--		--
	7,500	22,500	$6.88	1/31/2013	(4)	--	--	--		--
	--	--	--	--		--	--	20,000	(5)	123,000
	--	--	--	--		2,084	12,817	12,500	(3)	76,875

Robert Tysall-Blay	10,000	--	$10.89	6/26/2010		--	--	--		--

(1)
The dollar amounts shown in this column are approximately equal to the product of the number of unvested restricted shares reported in the preceding column multiplied by $6.15, the closing price of our common stock as reported by Nasdaq on June 30, 2009, the last trading day of the fiscal year.  This valuation does not take into account any diminution in value that results from the restrictions applicable to these shares.

(2)	Options vest in four equal annual installments beginning on September 4, 2008.

(3)	Restricted stock vests upon filing of the Annual Report on Form 10-K for fiscal 2009 and 2010 upon the achievement of certain performance criteria.

(4)	Options to purchase 7,500 shares vest on January 31, 2009, the remaining vest ratably in 2010, 2011 and 2012.

(5)	Restricted stock vests upon filing of Annual Report on Form 10-K for fiscal 2009 upon the achievement of certain performance criteria. This restricted stock did not vest.

(6)	Options vest in three equal installments annually beginning June 29, 2008.

(7)	Options vest in four equal installments annually beginning February 13, 2009.

Option Exercises and Stock Vested

In fiscal 2009, no options were exercised by the named executive officers and an aggregate of 46,666 shares of restricted stock held by the named executive officers vested.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

T. Kelly Mann	--	--	15,000	87,751

John Damgaard	--	--	15,000	86,325
Mark Williams	--	--	8,333	49,019
Robert C. Weber	--	--	8,333	49,019
Robert Tysall-Blay	--	--	--	--

Potential Payments Upon Termination or Change in Control

The following table sets forth information concerning potential payments and benefits under our compensation programs and benefit plans to which the named executive officers would be entitled upon a termination of employment as of June 30, 2009.  As is more fully described below, the named executive officers have each entered into an employment agreement with Mediware (each, an “Employment Agreement”), each of which provides for payments and benefits to a terminating executive officer in certain circumstances or following an involuntary termination in connection with a change of control of Mediware.  Additionally, most of our named executive officers have been granted shares of restricted stock under our 2003 Equity Incentive Plan.  If Mediware experiences a Change in Control, some of these shares may terminate and the officers will instead receive a cash payment.  Except for the payments and benefits provided by the Employment Agreements and under our 2003 Equity Incentive Plan, all other payments and benefits provided to any named executive officer upon termination of his employment are the same as the payments and benefits provided to other eligible executives of Mediware.  For purposes of estimating the value of certain equity awards we have assumed a price per share of our common stock of $6.15, which was the closing price of our stock on June 30, 2009, the last trading day of the fiscal year.

Summary of Termination Benefits

Name	Event	Cash Severance Payment ($) (1)	Continuation of Health Insurance ($) (2)	Acceleration of Equity Awards ($)	Total ($)

T. Kelly Mann
	Involuntary termination without cause	360,000	14,539	--	374,539
	Voluntary termination for good reason	360,000	14,539	--	374,539
	Change in Control	--	--	(3)	(3)
	Involuntary termination after change of control	360,000	14,539	(3)	374,539

Mark Williams
	Involuntary termination without cause	50,000	3,635	--	53,635
	Change in Control	--	--	(3)	(3)
	Involuntary termination after change of control	100,000	7,270	(3)	107,270
	Retirement	--	--	230,625	230,625

John Damgaard	Involuntary termination without cause	112,500	7,270	--	119,770
	Change in Control	--	--	(3)	(3)
	Involuntary termination after change of control	112,500	7,270	(3)	119,938
	Retirement	--	--	169,125	169,125

Robert C. Weber (4)
	Involuntary termination without cause(5)	52,500	3,635	--	56,135
	Change in Control	--	--	(3)	(3)
	Involuntary termination after change of control(5)	105,000	7,270	(3)	112,270
	Retirement	--	--	199,875	199,875

Robert Tysall-Blay(6)	--	--	--	--	--

(1)
Cash Severance Payment is the amount of the named executive officer’s base salary that would have been paid for a specified period after the date of the named executive officer’s termination of employment if the termination had not occurred, provided that the specified period will terminate early if the officer becomes employed by a successor employer.  With respect to Mr. Damgaard, the specified period upon an involuntary termination without cause and upon an involuntary termination by a third party due to a change in control is six months.  With respect to Messrs. Williams and Weber, the specified period after an involuntary termination without cause is three months, and the specified period after an involuntary termination by a third party due to a change of control is six months.

(2)
In certain of the stated scenarios, the named executive officers are entitled to have Mediware continue to pay for their health insurance coverage for a specified period after the officer’s termination of employment.  Each specified period is of the same duration as the specified periods described in Footnote 1, and will likewise terminate early if the officer becomes employed by a successor employer.

(3)
Upon a change in control of Mediware, any unvested restricted stock held by each named executive officer shall terminate and the officer shall be paid a cash amount per share equal to two times the difference between the price per share paid by the acquiror and the fair market value of officer’s shares on the date of grant.  As a result, if the named executive officer then experiences an involuntary termination of employment after the change in control event, the officer will not hold any restricted stock on the date of termination that otherwise may have accelerated if the change of control event had not occurred.

(4)
If a third party involved in a change of control of Mediware requests that Mr. Weber continue to provide services to Mediware or the third party in exchange for equal or greater compensation, then Mr. Weber must provide such services for at least 90 days (unless he is earlier terminated by the third party without cause) to be eligible for the benefits granted by his Employment Agreement upon an involuntary termination by a third party due to a change of control.

(5)	Mr. Weber’s benefits are payable only to the extent that Mediware does not provide him with notice at least 90 days prior to his termination.

(6)	Mr. Blay’s Employment Agreement does not provide for any payments upon termination or upon a change of control.

Employment Agreements

Named executive officers are entitled to payments or benefits as a result of a termination of employment, the occurrence of a change in control or as a result of a termination of employment in connection with a change in control only if provided in their Employment Agreements or in accordance with the terms of Mediware’s 2003 Equity Incentive Plan.

Mr. Mann will be entitled to receive his base salary at the highest rate in effect during the employment period and continuation of health insurance for the twelve-month period following termination of employment. In the case of a termination of employment by the Company without “cause,” Messrs. Williams and Weber will be entitled to receive their respective base salaries at the highest rate in effect during the employment period and continuation of health insurance for the three-month period following termination of employment, and Mr. Damgaard will entitled to receive his base salary at the highest rate in effect during the employment period and continuation of health insurance for the six-month period following termination of employment. No other payments or benefits will be due to the named executive officers pursuant to their Employment Agreements in connection with a termination without cause. Under the Employment Agreements, “cause” is defined as (i) Executive’s willful failure to follow the Board’s directions; (ii) willful engagement by the officer which is injurious to Mediware; (iii) a conviction, a plea of “no contest” or guilty, or confession to a felony or an act of fraud, embezzlement or misappropriation; (iv) the officer’s habitual drunkenness or substance abuse; (v) the officer’s material breach of his Employment Agreement; or (vi) an act of gross neglect or gross misconduct.

If Mediware experiences a change of control with a third party, any unvested restricted stock held by Messrs. Mann, Williams, Weber and Damgaard will terminate, and each officer will be paid a cash amount per share equal to two times the difference between the price per share paid by the third party and the fair market value of the officer’s shares on the date of grant.  Under the Employment Agreements, “change of control” is defined as; (i) the redemption by Mediware or the acquisition by another party of a majority of the common stock; (ii) the exchange of a majority of Mediware’s common stock for equity interests of another entity; (iii) the acquisition of a majority of Mediware’s assets by a third party; or (iv) a merger or consolidation with another entity where Mediware’s shareholders do not continue to own at least 25% of voting power of the combined entity.

If the third party involved in a change of control of Mediware terminates certain of the named executive officers due to the change of control, pursuant to their respective Employment Agreements the named executive officers will be entitled to receive benefits as follows: Mr. Mann will receive the same Cash Severance Benefit (as described in Footnote 1 of the table entitled Potential Payments Upon Termination or Change in Control) and Continuation of Health Insurance (as described in Footnote 2 of the table entitled Potential Payments Upon Termination or Change in Control) as if each was involuntarily terminated without cause.  Messrs. Damgaard and Williams will each receive Cash Severance Benefits and Continuation of Health Insurance as if each was involuntarily terminated without cause, except that the specified period will be six months.  Mr. Weber will receive Cash Severance Benefits and Continuation of Health Insurance for a specified period of six months, subject to the restriction described in Footnote 4 of the table entitled Potential Payments Upon Termination or Change in Control.

Mr. Mann is the only named executive officer who is entitled to severance benefits if he terminates his employment with the Company for good reason. Under his Employment Agreement, “good reason” is defined as: (i) a significant decrease in responsibility; (ii) a significant reduction in the executive’s salary; or (iii) a change of control in Mediware.

All of Messrs. Mann, Williams, Weber, Damgaard and Blay have agreed to restrictive covenants in their respective Employment Agreements. In exchange for entering into the Employment Agreements, Messrs. Mann, Williams and Damgaard agree to be bound by a one-year restrictive covenant (shortened to six-months if Mediware terminates the officer’s employment without cause or the officer terminates his employment for good reason), under which the officer will not be connected with any business which competes with Mediware or its affiliates in the United States, Canada, the United Kingdom or any place where similar business is conducted. Mr. Weber agrees to be bound by a restrictive covenant with the same terms, except that Mr. Weber’s covenant will last for one year, unless (i) Mr. Weber is terminated without cause, in which case the covenant will only be effective while Mediware pays Mr. Weber under his Employment Agreement, or (ii) Mediware terminates his Employment Agreement by non-renewal, in which case the covenant will terminate with Mr. Weber’s employment.  Mr. Blay agrees to be bound by a restrictive covenant under which, for a period of one-year after his termination of employment, Mr. Blay will not (i) accept employment with any competitor of Mediware and any client or customer of Mediware with whom he had dealings during the six months before his termination, or (ii) solicit any of Mediware’s employees or any client or customer of Mediware with whom he had dealings during the six months before his termination.

Director Compensation

Employee directors do not receive additional compensation for director services.  Each non-employee director received a $10,000 cash retainer for their services during fiscal year 2009 except that the Chairman of the Board of Directors received a $20,000 cash retainer.  In addition, each non-employee director was granted 2,137 shares of restricted stock, which had a $10,000 value on the date of grant.  These shares vested on June 30, 2009.  Each non-employee director also received $1,000 for each Board meeting attended.  The members of the Compensation Committee received a $7,500 cash retainer and $1,500 for each meeting attended and the Chairman of the Compensation Committee received a $10,000 cash retainer and $2,500 for each meeting attended.  The members of the Audit Committee received a $12,000 cash retainer and $1,500 for each meeting attended. The Chairman of the Audit Committee received a $20,000 cash retainer and $2,500 for each meeting attended.  The members of the Executive Committee received a $4,000 cash retainer and $1,500 for each meeting attended.  The Chairman of the Executive Committee received a $10,000 cash retainer and $4,000 for each meeting attended.  Additionally, Mediware pays meeting fees to committee members for meetings with management and other committee work sessions from time to time.  Mr. Auriana, the Chairman of the Board, waived his cash fees for meeting attendance during fiscal 2009.

The following table sets forth the compensation earned by non-employee Directors during fiscal 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)

Lawrence Auriana(1)	24,000	10,000	(2)	34,000
Roger Clark(1)	63,000	10,000	(2)	73,000
Philip Coelho(1)	47,000	10,000	(2)	57,000
John Gorman(1)	37,500	10,000	(2)	47,500
Richard Greco	62,500	10,000	(2)	72,500
Ira Nordlicht(1)	46,000	10,000	(2)	56,000
Robert Sanville(1)	80,500	10,000	(2)	90,500

(1)
As of June 30, 2009, the aggregate number of outstanding option awards held by each director was as follows: Mr. Auriana 90,000, Mr. Clark 34,000, Mr. Coelho 17,000, Dr. Gorman 34,000, Mr. Greco 0, Mr. Nordlicht 0, and Mr. Sanville 29,750.

(2)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009, in accordance with FAS 123R of restricted stock awards pursuant to the 2003 Equity Incentive Plan.  Each grant had a grant date value of $10,000, was made January 1, 2009 and vested June 30, 2009.  Refer to the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for the relevant assumptions used to determine the valuation of our equity compensation awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of Mediware’s common stock as of September 30, 2009 by (i) each person who is known by Mediware to beneficially own more than 5% of Mediware’s common stock, (ii) each of the individuals named in the “Summary Compensation Table,” (iii) each current director and the director nominees of Mediware, and (iv) all directors and executive officers as a group.

	Amount of Common Stock Beneficially Owned
	Number		Percentage
	of Shares(1)		Ownership(1)

Wellington Management Co.	445,871		5.7%
Bares Capital Management(2)	497,685	(2)	6.4%
Constellation Software Inc. (3)	1,665,597	(3)	21.4%

Lawrence Auriana(4)	2,467,163	(4)	31.3%
Roger Clark(5)	49,836	(5)	*
Phil Coelho(6)	21,398	(6)	*
John Gorman(7)	81,238	(7)	1.0%
Richard Greco(8)	8,443	(8)	*
Ira Nordlicht(9)	19,838	(9)	*
Robert Sanville(10)	35,588	(10)	*
T. Kelly Mann(11)	163,408	(11)	2.1%
Mark Williams(12)	88,976	(12)	1.1%
John Damgaard(13)	90,238	(13)	1.1%
Rob Weber(14)	101,919	(14)	1.3%
Robert Tysall-Blay(15)	10,000	(15)	*

All directors and executive officers as a group(16)	3,138,045	(16)	37.7%

*      less than 1%

(1)
Based on the number of shares outstanding at September 30, 2009, plus, for each person or group, shares which may be acquired by the shareholder(s) upon exercise of options that are currently exercisable or become exercisable within 60 days of September 30, 2009.

(2)	The address for this entity is 221 W. 6th Street, Suite 1225, Austin, TX 78701. The foregoing information is based solely upon a Schedule 13G/A filed on February 13, 2009.

(3)
The address for this entity is 20 Adelaide Street East, Suite 1200, Toronto, Ontario M5C 2T6.  Includes securities beneficially owned by Mark Leonard. The foregoing information is based solely upon disclosures contained in a Schedule 13D/A filed August 24, 2009.

(4)
Includes options for 90,000 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009. The shares of common stock owned by Mr. Auriana are held in a discretionary account at Sandgrain Securities, Inc.  Mr. Auriana retains sole voting power over all such shares but has no investment power, including the power to dispose, or to direct the disposition of, any such shares. The foregoing information is based in part upon disclosures contained in a Schedule 13D/A filed August 8, 2009, which states that Mr. Auriana is the beneficial owner of 2,474,321 shares of Company common stock.  The address for Mr. Auriana is 145 East 45th Street, 43rd Floor, New York, NY 10012.

(5)
Includes options for 34,000 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009.  The address for Mr. Clark is 330 Elm Street, Unit 1, New Canaan, CT 06840.

(6)
Includes options for 17,000 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009.  The address for Mr. Coelho is c/o PHS Medical Inc., 1550 12th Avenue, Sacramento, CA 95818.

(7)
Includes options for 34,000 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009.  As of September 30, 2009, shares owned by Dr. Gorman have been pledged as collateral for amounts advanced to Dr. Gorman through a brokerage margin account.  The address for Dr. Gorman is 145 4th Street, Del Mar, CA 92014.

(8)	The address for Mr. Greco is 488 Madison Avenue, 8th Floor, New York, NY 10022.

(9)	The address for Mr. Nordlicht is 800 Westchester Avenue, Suite S606, Rye Brook, NY 10573.

(10)
Includes options for 29,750 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009.  As of September 30, 2009, shares owned by Mr. Sanville have been pledged as collateral for amounts advanced to Mr. Sanville through a brokerage margin account.  The address for Mr. Sanville is 1514 Old York Road, Abington, PA 19001.

(11)
Includes options for 50,000 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009.  Additionally, includes 50,000 shares of restricted stock which will vest based upon Mr. Mann’s continued employment and achievement of certain performance requirements in fiscal 2010.  The address for Mr. Mann is 11711 W. 79th Street, Lenexa, KS 66214.

(12)
Includes options for 62,500 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009.  Additionally, includes 8,334 shares of restricted stock that will vest based upon Mr. Williams’ continued employment and achievement of certain performance metrics in fiscal 2010. The address for Mr. Williams is 11711 W. 79th Street, Lenexa, KS 66214.

(13)
Includes options for 46,250 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009.  Additionally, includes 15,000 shares of which will vest based upon Mr. Damgaard’s continued employment and achievement of certain performance metrics in fiscal 2010.  The address for Mr. Damgaard is 1900 Spring Rd., Suite 450, Oak Brook, IL 60523.

(14)
Includes options for 77,500 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009.  Additionally, includes 8,334 shares of restricted stock that will vest based upon Mr. Weber’s continued employment and achievement of certain performance metrics in fiscal 2010.  The address for Mr. Weber is 1900 Spring Rd., Suite 450, Oak Brook, IL 60523.

(15)
Includes options for 10,000 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009.  The address for Mr. Blay is 1 Aurum Court, Sylvan Way, Basildon, Essex SS156TH UK.

(16)	Includes options for 532,668 shares which are currently exercisable or become exercisable within 60 days after September 30, 2009. This group is comprised of 12 persons.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Director Independence

Mediware is required to have a Board of Directors, a majority of whom are “independent” as defined by the listing standards of Nasdaq and to disclose in the proxy statement for each annual meeting those directors that the Board of Directors has determined to be independent.  Based on such definition, the Board of Directors has determined that all directors are independent other than Mr. Auriana, Mediware’s largest shareholder and Chairman of the Board, Mr. T. Kelly Mann, Mediware’s President and Chief Executive Officer, and The Honorable Richard Greco.
Mediware has an ongoing commitment to good governance and business practices.  In furtherance of this commitment, it monitors developments in the area of corporate governance and reviews its policies and procedures in light of such developments.  Mediware complies with the rules and regulations promulgated by the SEC and Nasdaq.  Mediware expects to continue to implement other, non-requisite corporate governance practices it believes are in the best interests of Mediware and its shareholders.

Item 14. Principal Accountant Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

Audit Fees

The aggregate fees billed by Eisner for professional services rendered for the audit of Mediware’s annual financial statements for the fiscal years ended June 30, 2009 and June 30, 2008, for the review of the financial statements included in Mediware’s Quarterly Reports on Form 10-Q for fiscal years 2009 and 2008 were $297,000 and $347,000, respectively.

Audit-Related Fees

Eisner did not provide any audit-related services, as defined by the SEC, to Mediware in either of the fiscal years ended June 30, 2009 and June 30, 2008.

Tax Fees

The aggregate fees billed by Eisner for professional services rendered for income tax planning and compliance for the fiscal years ended June 30, 2009 and June 30, 2008 were $80,000 and $89,000, respectively.

All Other Fees

The aggregate fees billed by Eisner for other professional services amounted to $37,000 for the fiscal year ended June 30, 2009 and $8,000 for the fiscal year ended June 30, 2008.

Policy on Pre-approval of Independent Registered Public Accounting Firm Services

The charter of the Audit Committee provides for the pre-approval of all auditing services and all permitted non-auditing services to be performed for Mediware by the independent registered public accounting firm, subject to the requirements of applicable law.  The procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm include the Audit Committee reviewing audit-related services, tax services, and other services.  The Audit Committee periodically monitors the services rendered by the independent registered public accounting firm to ensure that such services are within the parameters approved by the Audit Committee.  All the services described in Tax Fees, above, were approved by the Audit Committee in accordance with its pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date: November 3, 2009	BY: /s/ T. KELLY MANN
T. KELLY MANN
President and Chief Executive Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.