Form 10-Q
period 2009-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2009-11-03
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 27, 2009, there were 7,798,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

Index

PART I     FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	September 30,	June 30,
	2009	2009
ASSETS
Current Assets
Cash and cash equivalents	$21,904	$20,865
Accounts receivable (net of allowance of $786 and $754)	9,556	8,812
Inventories	200	200
Deferred income taxes	543	528
Prepaid expenses and other current assets	1,416	1,152
Total current assets	33,619	31,557

Fixed assets, net	1,624	1,792
Capitalized software costs, net	12,974	13,498
Goodwill, net	9,885	9,843
Other intangible assets, net	3,216	3,381
Other long-term assets	49	48
Total Assets	$61,367	$60,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$705	$933
Advances from customers	10,236	8,769
Income taxes payable	473	341
Accrued expenses and other current liabilities	2,341	3,241
Total current liabilities	13,755	13,284

Deferred income taxes	4,871	4,938
Total liabilities	18,626	18,222

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; 8,387,000 and 8,283,000 shares issued as of September 30, 2009 and June 30, 2009, respectively	839	828
Additional paid-in capital	32,644	32,325
Treasury stock, 590,000 shares at September 30, 2009 and June 30, 2009, respectively	(3,503)	(3,503)
Retained earnings	13,056	12,437
Accumulated other comprehensive (loss)	(295)	(190)
Total stockholders' equity	42,741	41,897
Total Liabilities and Stockholders' Equity	$61,367	$60,119

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except earnings per share)

	Three Months Ended
	September 30,
	(Unaudited)
	2009	2008

Revenue
System sales	$2,802	$2,429
Services	7,942	7,404

Total revenue	10,744	9,833

Cost and Expenses
Cost of systems (1)	780	740
Cost of services (1)	2,573	2,657
Amortization of capitalized software costs	1,443	1,486
Software development costs	1,048	876
Selling, general and administrative	3,891	3,862

Total costs and expenses	9,735	9,621

Operating income	1,009	212

Interest and other income	19	138
Interest and other expense	(16)	10

Income before income taxes	1,012	360
Income tax provision	(393)	(142)

Net income	619	218

Other comprehensive (loss)
Foreign currency translation adjustment	(105)	(232)

Comprehensive income (loss)	$514	$(14)

Net income per Common Share
Basic	$0.08	$0.03
Diluted	$0.08	$0.03

Weighted Average Common Shares Outstanding
Basic	7,723	7,643
Diluted	7,890	8,000

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Stock	Earnings	(Loss)	Total
Balance at June 30, 2009	8,283	$828	$32,325	$(3,503)	$12,437	$(190)	$41,897
Exercise of stock options	36	4	104				108
Stock based compensation expense	68	7	181				188
Tax benefit from exercise of stock options			34				34
Foreign currency translation adjustment						(105)	(105)
Net income					619		619
Balance at September 30, 2009 (Unaudited)	8,387	$839	$32,644	$(3,503)	$13,056	$(295)	$42,741

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Three Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$619	$218
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	1,783	1,725
Stock based compensation expense	188	252
Deferred tax provision	-25	62
Provision for doubtful accounts	125	75
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	-948	-2,139
Inventories	-2	-7
Prepaid expenses and other assets	-274	-218
Accounts payable, accrued expenses and advances from customers	578	1,070
Net cash provided by operating activities	2,044	1,038

Cash Flows From Investing Activities
Acquisition of fixed assets	-13	-128
Capitalized software costs	-919	-1,004
Acquisition of SciHealth	-100	-
Acquisition of Integrated Marketing Solutions, LLC	-	-314
Net cash used in investing activities	-1,032	-1,446

Cash Flows From Financing Activities
Proceeds from exercise of stock options	108	-
Excess tax benefits from exercise of stock options	34	-
Net cash used in financing activities	142	-

Foreign currency translation adjustments	-115	-232

Net increase (decrease) in cash and cash equivalents	1,039	-640
Cash at beginning of period	20,865	22,741
Cash at end of period	$21,904	$22,101

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$218	$32

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Mediware Information Systems, Inc. (“Mediware” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Mediware's audited financial statements for the fiscal year ended June 30, 2009, included in Mediware's Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three months ended September 30, 2009 and 2008, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

As of September 30, 2009, the Company has repurchased a total of 590,000 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program.  As of September 30, 2009, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

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

4.     ACQUISITIONS

SciHealth
On June 19, 2009, Mediware acquired substantially all of the assets of SciHealth, Inc (“SciHealth”).  SciHealth developed and marketed InsightTM, a business and clinical intelligences software package used to manage performance metrics.  Mediware believes that this product offering will strengthen its clinical suite offerings in its existing medication management and blood and biologics markets, as well as acquired tools to broaden its customer base to include the broader healthcare market.

Index

The purchase price paid for the assets of SciHealth consisted of an initial purchase price of $1,702,000 paid in cash at the closing, plus contingent consideration up to $6,445,000 based upon the achievement of certain revenue and contractual milestones through June 2010.  During the quarter ended September 30, 2009, the Company paid an additional $100,000 relating to SciHealth attaining certain contractual milestones.  The Company believes the likelihood of SciHealth achieving the revenue milestone resulting in payment of the full contingent consideration is remote.  The purchase price is also subject to a working capital adjustment.  The Company incurred $71,000 of legal, accounting and other professional fees related to this transaction, which have been included in goodwill.  The Company expects to finalize the purchase price, including all contingent consideration, in June 2010.  The results of the SciHealth operations are included in the accompanying consolidated financial statements from the date of acquisition.

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

The following summarizes the preliminary purchase price allocation (in thousands):

Purchase Price Allocation
Accounts receivable	$402
Fixed assets	36
Intangible assets subject to amortization	983
Goodwill	696
Advances from customers	(244)
Total Purchase Price	$1,873

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$232	5.0 years	20.9%
Customer relationships	751	7.0 years	20.9%
	$983

Goodwill	$696

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

Index

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

Hann’s On Software
On November 20, 2008, Mediware acquired substantially all of the assets of Hann’s On Software, Inc. (“HOS”).  HOS provided medication management solutions to the small hospital, specialty pharmacy and home infusion markets through integrated software solutions that address the complex work flow and patient safety needs of these markets.

Mediware expects the HOS products to generate revenue by licensing its proprietary software, and by providing professional services and support for its product lines.  Generally, HOS customers are charged an initial start-up fee along with monthly fees for the continued use and support of the software.  Software license fees are recognized up front, subject to the requirements of FASB issued Accounting Standards Codification (“ASC”) 985-605, “Revenue Recognition.”  Professional services and support revenues are recognized as the service is delivered.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the three-months ended September 30, 2009 is as follows (in thousands):

Carrying amount as of June 30, 2009	$9,843
Increase from acquisition of business - SciHealth	100
Tax benefit of amortization	(58)
Carrying amount as of September 30, 2009	$9,885

Index

Other Intangible Assets

The carrying amount of our other intangible assets as of September 30, 2009 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$1,108	$(265)	$843	3.8
Customer relationships	2,765	(437)	2,328	5.9
Non-compete agreements	115	(70)	45	0.7
	$3,988	$(772)	$3,216

Amortization expense for other intangible assets amounted to $165,000 for the three months ended September 30, 2009 and $66,000 for the three months ended September 30, 2008.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2010	491
2011	631
2012	617
2013	552
2014	469
Thereafter	456
$3,216

6.     STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with FASB ASC 718 “Compensation-Stock Compensation,” which is a fair value-based method of accounting for stock-based compensation.  The aggregate noncash stock based compensation expense totaled $188,000 and $252,000 for the three-months ended September 30, 2009 and 2008, respectively.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of September 30, 2009, there were 1,050,000 shares available for issuance under this Plan.

Index

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of September 30, 2009 no options were available to be issued under this Plan.

Restricted Common Stock Awards

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  For the three months ended September 30, 2009 and 2008, the Company recorded compensation expense of $4,000 and $1,000, respectively related to the Time-Based Shares, net of $11,000 related to the forfeiture of 5,000 unvested Time-Based Shares during the three-months ended September 30, 2008.  The Time-Based Shares will result in compensation expense in future periods of up to $9,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of shares granted is determined based upon the fair market value of the Company’s stock on January 1 of each year.  These Director Shares vest on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to these Director Shares of $18,000 for the three-months ended September 30, 2009 and 2008, respectively.    The Director Shares will result in compensation expense in future periods of up to $52,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “Performance Shares”).  The Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the three-months ended September 30, 2009 and 2008, the Company recorded $128,000 and $176,000, respectively of compensation expense related to the Performance Shares.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The Performance Shares may result in compensation expense in future periods of up to $364,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $50,000 of unrecognized time-based compensation expense related to the continued employment of the key employees.

Estimated future stock-based compensation expense related to time-based restricted stock is as follows (in thousands):

Fiscal Years Ending June 30,	Time-Based Shares	Performance Shares (Time-Based Portion)	Director Shares	Total
2010	$6	$44	$52	$102
2011	3	6	-	9
Total estimated future stock-based compensation expense	$9	$50	$52	$111

Index

A summary of the status of the Company’s nonvested restricted common stock as of September 30, 2009, and changes during the three-months ended September 30, 2009, is presented below (shares amounts in thousands):

	Time-Based Shares	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2009	5	$7.65	158	$6.67
Granted	-	-	-	-
Canceled or forfeited			(7)	6.65
Vested	(2)	8.50	(66)	6.69
Nonvested at September 30, 2009	3	$7.23	85	$6.65

The fair value of the restricted shares is determined based on the average trading price of the Company’s shares on the grant date, except for the Director Shares which is determined based on the average trading price of the Company’s shares as of January 1 of each year, pursuant to the directors’ compensation plan.

Stock Option Awards

The fair value of the stock options granted during the three months ended September 30, 2009 was determined at the date of grant and is charged to compensation expense over the vesting period of the options.  There were no options granted during the three months ended September 30, 2008.   The fair value of options granted at the date of the grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

For the Three Months Ended September 30, 2009
Risk-free interest rates	2.3%
Expected option life in years	3
Expected stock price volatility	66%
Expected dividend yield	0%

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

Index

The following table sets forth summarized information concerning the Company's stock options as of September 30, 2009 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	913	$8.59

Granted	55	5.46
Exercised	(36)	3.00
Forfeited or expired	-	-

Outstanding at September 30, 2009	932	$8.62	3.2	$531

Expected to vest at September 30, 2009	932	$8.62	3.2	$531

Options exercisable at September 30, 2009	726	$9.31	2.6	$321

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from the options exercised under all stock-based payment arrangements for the three months ended September 30, 2009 was $108,000.  The aggregate intrinsic value of options exercised during the three-months ended September 30, 2009 was $79,000.  There were no stock options exercised for the three months ended September 30, 2008.  Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the three months ended September 30, 2009 was $2.26 per option.  The Company recorded $40,000 and $57,000 of compensation expense for stock option plans for the three months ended September 30, 2009 and 2008, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2010	$125
2011	88
2012	32
2013	6
2014	3
Total estimated future stock-based compensation expense	$254

Index

A summary of the status of the Company’s nonvested options as of September 30, 2009, and changes during the three months ended September 30, 2009, is presented below (share amounts in thousands):

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2009	176	$2.15
Granted	55	2.26
Canceled or expired	-	-
Vested	(25)	$2.59
Nonvested at September 30, 2008	206	$2.13

The total fair value of shares vested during the three months ended September 30, 2009 was $65,000.

The following table presents information relating to stock options at September 30, 2009 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	100	$4.02	.9	90	$4.03
$4.50 - $ 7.49	294	$6.52	6.6	98	$6.90
$7.50 - $ 8.99	119	$8.19	1.8	119	$8.19
$9.00 - $ 10.49	172	$10.13	3.6	172	$10.13
$10.50 - $11.99	85	$10.89	1.4	85	$10.89
$12.00 - $13.49	117	$12.45	3.6	117	$12.45
$13.50 - $14.99	45	$13.74	5.1	45	$13.74
	932			726

7.   INCOME TAXES

The Company accounts for income taxes under the asset and liability approach in accordance with FASB ASC 740 Income Taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets when it is not more likely than not that a tax benefit will be realized.  Income taxes include U.S. and foreign taxes.

As of September 30, 2009, as required by FIN 48, the Company’s unrecognized tax benefits totaled $371,000.  Accrued interest and penalties at September 30, 2009 amounted to $18,000,  The Company recognizes accrued interest and penalties in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2006.  The Company’s fiscal 2007 federal income tax returns are being examined by the Internal Revenue Service and its outcome cannot be determined at this time.

Index

8. SEGMENT INFORMATION

The Company has four distinct product lines:  Medication Management systems, Blood Management systems, Performance Management systems and Perioperative Management systems.   Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these operating divisions into one reporting segment.  Revenue by product line is as follows (in thousands):

	For the Three Months Ended September 30,
	2009	2008
Medication Management Systems	$5,317	$4,598
Blood Management Systems	4,823	5,036
Performance Management Systems	343	-
Perioperative Management Systems	261	199
Total	$10,744	$9,833

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended September 30,
	2009	2008
Revenue from Unaffiliated Customers:
United States	$9,122	$8,365
United Kingdom	1,622	1,468
Total	$10,744	$9,833

Net Income:
United States	$306	$147
United Kingdom	313	71
Total	$619	$218

	September 30,
	2009	2008
Identifiable Assets:
United States	$55,784	$53,174
United Kingdom	5,583	5,151
Total	$61,367	$58,325

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

10.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Codification™ (“ASC”) Topic 105, “Generally Accepted Accounting Principles which establishes ASC as the source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification. However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. ASC Topic 105 was effective for the Company for the period ended  September 30, 2009.  Pursuant to the provisions of ASC Topic 105, the Company has updated references to GAAP in its financial statements issued effective for the period ended September 30, 2009

In December 2007, the FASB issued ASC Topic 805 “Business Combinations”.  ASC Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 is effective for the Company beginning July 1, 2009. ASC Topic 805 will have an impact on the Company’s accounting for future business combinations, once adopted, but the effect is dependent upon acquisitions that are made in the future.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R). The provisions of SFAS No. 167 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective for the Company on July 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement.
In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company is presently assessing the impact, if any, of this new guidance on our financial statements.
11.     SUBSEQUENT EVENTS

The Company has performed its subsequent events review through November 3, 2009, which is the date the financial statements are issued.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of September 30, 2009, and the related condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three-month periods ended September 30, 2009 and 2008.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated September 9, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2009 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York
November 3, 2009

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in Mediware’s Form 10-K for the year ended June 30, 2009 and in subsequent Quarterly Reports on Form 10-Q, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

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

Mediware develops, markets, licenses, implements, services and supports clinical management information solutions-including: blood and biologics management solutions, medication management solutions, and performance management solutions.  The Company licenses and sells its blood and biologics management solutions to hospitals and blood donor and plasma centers.  We license our medication management solutions to hospitals, long-term care and behavioral health facilities.   Mediware licenses and sells its blood donor recruitment and management solutions to blood and plasma donor centers through its Blood Center Technologies (“BCT”) business group.  Performance management solutions can be licensed and sold to Mediware’s current and future blood management and medication management customers as well as to hospitals, donor centers, and long-term care and behavioral health facilities that have not licensed our other products.

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

By adding a performance management solution to our product offerings in June 2009 through the acquisition of the assets of SciHealth, Inc. (“SciHealth”), we believe that we strengthened our clinical suite offerings in our existing medication management and blood and biologics markets, as well as acquired tools to broaden our customer base to include the broader healthcare market.    Our new performance management softwarecan aggregate information stored in Mediware’s blood, biologics and medication management products for easy reporting and analysis at the departmental level, thereby further strengthening our product offering in our historic market.  The software can also draw information from disparate systems across a healthcare enterprise beyond Mediware’s historic blood and medication management customers.

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

We believe healthcare information technology solutions, like our products, are generally considered by customers to be tools that can provide a positive return on investment and improve patient safety, and, therefore, we believe the healthcare information systems industry will not suffer to the same extent as other industries.   In fact, President Obama has focused significant attention on the use of information technology systems as part of his healthcare reform initiatives.   The American Recovery and Reinvestment Act, which became law on February 17, 2009, includes more than $35 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  We believe other healthcare reform legislation could, if passed, further require many hospitals and healthcare institutions to modernize and update their healthcare information systems. While Mediware does not anticipate direct, near-term benefits from pending legislation or the Obama administration’s policies, we believe that over time the additional government spending on healthcare information technology, and certain health reform legislation could, drive the adoption of healthcare information technology solutions, and have a positive impact on the Company.

Mediware believes that its product strategy and offerings meet many of the needs of health care institutions and that its products will play a role in moving healthcare information technology standards forward to deliver significant results for patients and customers.

Index

Competition in the market for clinical information systems is intense and increased government spending may entice more companies to enter the marketplace.  The principal competitive factors are the functionality of the system, its design and capabilities, site references, the demonstrated need, ability to install, process redesign capabilities, reputation, software platform, the potential for enhancements, price, departmental versus enterprise sales and salesmanship.  Another key factor is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company's products and each sale.

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

The Company’s flagship blood transfusion product is the HCLL™ transfusion software.  Mediware also provides its hospital customers its complementary HCLL™ donor software module for use in hospital-based donor centers. The HCLL software (HCLL Transfusion and HCLL Donor) addresses blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area that is as a key to controlling the rising cost of blood products.  As of September 30, 2009, the HCLL software was in productive use at over 230 sites. The Company has licensed the software for use at approximately 300 facilities.

The Company is also looking to new products and markets to continue its growth in blood management.  In early fiscal year 2008, the Company announced its new BloodSafe™ suite of products.  The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s physical blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware licensed BloodSafe to its first customer in August 2008 and its first customer began using the fully functional BloodSafe system with the HCLL transfusion software in June 2009.  As of September 30, 2009, BloodSafe is licensed for use at three facilities.

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

Index

It is estimated that Mediware products support over 50% of the U.S. blood supply at some point in the collection, testing and distribution processes.  As of September 30, 2009, the BCT business unit had software in productive use at over 350 facilities.

Biologics Products

Hospitals are beginning to face the same pressures to manage biologic product inventory and improve safety by reducing errors, improving screening and increasing throughput and cost efficiencies as they have faced with blood products for years.    In June 2008, Mediware released BiologiCare, the Company’s first generation bone, tissue and cellular product tracking software.  The software leverages the HCLL software platform and Mediware’s blood banking expertise to address the important needs of hospitals as they begin to manage bone, tissue, cord blood stem cells and other biologic products.     BiologiCare is designed specifically to track and manage transplantable materials in hospitals, surgery centers and other healthcare facilities. The products enable users to document donors, tissue vendors and tissue recipients and to comply with current regulations regarding transplantable materials.  With the introduction of BiologiCare, Mediware believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware licensed its first BiologiCare customer in June 2008.  As of September 30, 2009, BiologiCare is licensed for use at one facility.

The Company continues to concentrate on growing all aspects of its blood management business: hospital transfusion and donor products, biologics products and blood center technology products.  The blood management products are marketed primarily through the Company’s direct sales force, and the Company is working to develop complementary reseller relationships.  In addition to its sale of software, the Company generates revenue from professional services and post-contract support.  These ongoing support contracts have accounted for nearly 40% of revenue from blood management operations and are recurring in nature.

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

The Company’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx software has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  As of September 30, 2009, the WORx software was in productive use at approximately 175 sites.  The product's market acceptance encompasses multi-facility healthcare systems, university hospitals and large state behavioral health institutions.  The acquisition of substantially all of the HOS assets in November 2008 expanded Mediware’s product offering by adding a pharmacy solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  The Company currently plans to continue offering the WORx product line to larger acute care hospitals and state behavioral health facilities, while the HOS product line offers a comprehensive solution for the small and medium size hospital, specialty pharmacy and home infusion markets.   The HOS acquisition added approximately 300 hospital and home infusion sites to Mediware’s medication management customer base.  The Company believes that the home infusion and specialty pharmacy market may provide additional opportunities to extend beyond the hospital market into alternate care settings.

Index

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

As of September 30, 2009, the MediCOE and MediMAR products have been licensed for use in 3 and 18 separate customer sites, respectively.

To expand the Company’s capabilities and address a new industry mandate, the Company introduced MediREC in March 2007.  This medication management product assists in achieving compliance with a recent JCAHO mandate, which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital.  That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged. At September 30, 2009, MediREC was licensed for use at 7 customer sites.

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

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).   JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC includes an installed base of approximately 200 customer sites, representing over 100 National Health Service (“NHS”) acute hospitals or trusts in the U. K. JAC’s product offering includes JAC’s Pharmacy Management System and Electronic Prescribing module.  The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration.  This module has been installed in approximately 20 U.K. customer sites as of  September 30, 2009, and allows hospitals to improve patient safety relevant to medication management.  The Company’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing.  The installed base includes approximately 50% of the trusts within the NHS.

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

Performance Management Products

On June 18, 2009 the Company completed the acquisition of the assets of SciHealth, Inc. Through this acquisition Mediware added the Insight™ software system to its portfolio of products.  The Insight system is a business and clinical intelligence software package used in more than 100 hospitals at September 30, 2009.  The software tracks performance metrics to assist healthcare managers to actively manage performance and improve the overall efficiency of their organizations.  The Insight system collects data from the disparate information systems across a hospital to create understandable graphical dashboards.  The Insight system is designed to assist users to improve performance,  better manage their financial and business obligations; and demonstrate and manage compliance with expanding regulatory mandates and requirements.

The Insight system complements Mediware’s medication and blood and biologics product offerings, and  we expect to market Insight to current customers to help them manage their medication and blood requirements, We also believe that Insight may help differentiate our products from other blood management and medication management systems.  For instance, the Company is currently developing integrated dashboard products for our existing applications which can be sold to our current customer base.  We believe these dashboards will provide a solid growth platform for the second half of fiscal 2010 and beyond.

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

Index

The Company expects revenue from Insight software sales, professional services and post-contract support.  Support contracts accounted for a large majority of the SciHealth’s revenue prior to our acquisition.  If the sale of products increase, the Company expects that license fee revenue will increase and support revenue will make up a smaller portion of the Company’s revenue.

The Company’s Insight products will work in conjunction with Mediware’s other products and compete against all of the same competitors as our medication management and blood and biologics products.  On enterprise sales, the Company expects to compete against products of other small niche vendors, as well as some of the largest providers of healthcare information technology, including Cerner, McKesson, General Electric, Siemens, Eclipsys and others who we expect will begin to provide performance  management solutions.  These competitors often have significantly greater resources than Mediware, but the Company believes that its products are well positioned and have functionality that can lead to growth in this competitive environment.

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

Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

Total revenue for the first quarter of fiscal 2010 was $10,744,000 compared to $9,833,000 reported in the same quarter of fiscal 2009, an increase of $911,000 or 9%.  The increase in revenue is primarily due to revenue associated with the recently acquired HOS and SciHealth businesses, neither of which is included in our results for the same quarter of fiscal 2009.  Blood management products and services recorded total revenue of $4,823,000 in the first quarter of fiscal 2010, representing a decrease of $213,000 or 4% compared to $5,036,000 in the same quarter of fiscal 2009.  Medication management products and services (excluding JAC) recorded total revenue of $3,695,000 in the first quarter of fiscal 2010 representing an increase of $565,000 or 18% compared to $3,130,000 in the same quarter of fiscal 2009, largely the result of the incremental revenue associated with our recent acquisition of the HOS business.  JAC recorded total revenues of $1,622,000 in the first quarter of fiscal 2010, representing an increase of $154,000, or 10%, compared to $1,468,000 in the same quarter of fiscal 2008.  Performance management products and services, all of which come from the recently acquired SciHealth business, recorded total revenues of $343,000 in the first quarter of fiscal 2010.

System sales revenue, which includes proprietary software, third party software, hardware revenue and subscription revenue, amounted to $2,802,000 for the first quarter of fiscal 2010, an increase of $373,000 or 15% compared to $2,429,000 in the same quarter of fiscal 2009.  System revenue for the blood management products was $1,013,000 for the first quarter of fiscal 2010, a decrease of $327,000 or 24% compared to $1,340,000 in the same quarter of fiscal 2009.  This decrease primarily reflects fewer HCLL system sales in the first quarter of fiscal 2010 compared to the same quarter of fiscal 2009.  The Company expects that new HCLL system sales will continue to be slower in fiscal 2010 than in years past because the blood transfusion software market is a mature, replacement market.  However  The Company believes its new web-enabled BiologiCare and LifeTrak products will provide a positive impact on system sales in fiscal 2010.  System sales for the medication management products (excluding JAC) increased from $547,000 in fiscal 2009 to $994,000 in fiscal 2010, representing an increase of $447,000, or 82%.  This increase reflects incremental revenues associated with our recent acquisition of the Hann’s On Software business.  JAC recorded system sales of $684,000 for the first quarter of fiscal 2010, representing an increase of $142,000, or 26%, compared to $542,000 reported for the same period in fiscal 2009.  The Company believes its JAC business is well positioned further expand its leading market share within the Connecting for Health Program in the United Kingdom.  Performance management recorded system sales of $56,000 for the first quarter of fiscal 2010.

Index

Service revenue, which includes recurring post contract support revenues, implementation services, maintenance services and promotional services increased $538,000, or 7%, to $7,942,000 in the first quarter of fiscal 2010 compared to $7,404,000 for the same period in fiscal 2009.   Service revenue for the blood management products totaled $3,810,000 for the first quarter of fiscal 2010, representing an increase of $114,000, or 3%, compared to $3,696,000 in the first quarter of fiscal 2009.  The increase primarily reflects an increase in support revenues, partially offset by a decline in implementation revenue for our HCLL software systems.  Mediware anticipates that service revenue will decline throughout fiscal 2010 as we near completion of the HCLL implementation projects associated with the sunset of our legacy systems.  Service revenue for the medication management products (excluding JAC) increased $118,000, or 5%, to $2,701,000 in the first quarter of fiscal 2010 compared to $2,583,000 for the same quarter of fiscal 2009.  This increase reflects an increase in support and maintenance revenue primarily related to our recent acquisition of Hann’s On Software.  Service revenue for JAC increased $12,000, or 1%, to $938,000 in the first quarter of fiscal 2010 compared to $926,000 in the first quarter of fiscal 2009.    Service revenue for performance management products amounted to $287,000 for the first quarter of fiscal 2010.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $40,000, or 5%, to $780,000 in the first quarter of fiscal 2010 as compared to $740,000 in the same period in fiscal 2009 due to an increase in third party system sales.  The gross margin, excluding amortization of capitalized software costs, on system sales was 72% in the first quarter of fiscal 2010 compared to 70% in the same quarter in fiscal 2009.  The increase in gross margin is primarily due to the increase in high margin proprietary system sales during the first quarter of fiscal 2010 compared to the same period in fiscal 2009.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services decreased $84,000, or 3%, to $2,573,000 in the first quarter of fiscal 2010 as compared to $2,657,000 in the same period of fiscal 2009.  The decrease in cost of services is primarily attributed to the decline of ongoing HCLL implementation and WORx upgrade projects.  This decrease was partially offset by incremental costs associated with our recent acquisitions of Hann’s On Software and SciHealth.   Gross margin on service revenue was 68% for the first quarter of fiscal 2010 compared to 64% for the first quarter of fiscal 2009.  The increase in gross margin on service revenue is largely due to a change in the mix of support and service revenue for the first quarter of fiscal 2010.  The Company believes that over the course of fiscal 2010, the gross margin percentage will be more consistent with historical levels.

Amortization of capitalized software decreased $43,000, or 3%, to $1,443,000 in the first quarter of fiscal 2010 compared to $1,486,000 in the first quarter of fiscal 2009.  This decrease is consistent with our expectation that amortization of capitalized software costs will decline throughout fiscal 2010.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs increased $172,000, or 20%, to $1,048,000 in the first quarter of fiscal 2010 compared to $876,000 in the first quarter of fiscal 2009.  Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $1,967,000 in the first quarter of fiscal 2010 compared to $1,880,000 in the first quarter of fiscal 2009, resulting in an increase of $87,000, or 5%.  This increase primarily reflects incremental costs associated with our recent acquisitions of the Hann’s On Software and SciHealth businesses.  The Company expects to maintain its current investment in product development in its blood management and medication management products in the near term, and increase development efforts for our performance management products.

Index

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses increased $29,000, or 1%, from $3,862,000 in the first quarter of fiscal 2009 to $3,891,000 in the first quarter of fiscal 2010.  This increase primarily reflects incremental costs associated with our recent acquisition of the Hann’s On Software and SciHealth businesses.  Also contributing were increases in bad debt and legal expense, partially offset by lower labor and employee benefit costs.

Income tax expense increased from $142,000 in the first quarter of fiscal 2009 to $393,000 in the same quarter of fiscal 2010, primarily related to the increase in operating income.  The effective tax rate was 39% for the first quarter of both fiscal 2010 and fiscal 2009.

Net income for the first quarter of fiscal 2010 was $619,000, compared to net income of $218,000 during the first quarter of fiscal 2009, an increase of $401,000 or 184%.  The incremental operating income associated with our recent purchase of the Hann’s On Software and SciHealth businesses, combined with our continued improvement on the overall cost structure contributed to the increase in net income..

Liquidity and Capital Resources

As of September 30, 2009, Mediware had cash and cash equivalents of $21,904,000 compared to $20,865,000 at June 30, 2009.  Working capital was $19,864,000 and $18,273,000 at September 30, 2009 and June 30, 2009, respectively.  The current ratio was 2.4 to 1 at both September 30, 2009 and June 30, 2009.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $2,044,000 during the first quarter of fiscal year 2010 compared to $1,038,000 during the same quarter a year ago.  The increase in cash provided by operating activities is primarily due to improved cash collections of our accounts receivable and an increase in net income, partially offset by changes in accounts payable, accrued expenses and advances from customers.

Cash used in investing activities was $1,032,000 during the first quarter of fiscal year 2010 compared to $1,446,000 during the same quarter a year ago.  The decrease in cash used in investing activities is primarily attributable to the final settlement payment of the IMS acquisition made during the first quarter of fiscal 2009.

Cash used in financing activities was immaterial in both periods.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements.  We expect that future cash requirements will principally be for capital expenditures, working capital requirements, any additional stock repurchases and other strategic initiatives.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2010.

Our liquidity is influenced by our ability to perform on a “Best of Suite” basis in a competitive industry.  Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are licensed or implemented and services completed

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

	Balance at September 30, 2009 ($ in 000)	Effective Interest Rate at September 30, 2009	Effect of 1% Change ($ in 000)
Cash Equivalents	$21,904	.3%	$219

At September 30, 2009, a 1% decrease in the current per annum interest rate for our cash equivalents each would result in $219,000 less interest income during the next fiscal year.  The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of September 30, 2009.  The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of the net assets of JAC reported in United States dollars.

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 15% of Mediware’s consolidated revenue for both the three months ended September 30, 2009 and 2008. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into United States dollars affects period-over-period comparability of operating results.  Assets and liabilities for JAC are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our results for the three months ended September 30, 2009 and September 30, 2008 were negatively impacted by a $4,000 and $20,000 foreign currency movement, respectively. These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of September 30, 2009.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.   Notwithstanding the foregoing, Mediware recently reported the departure of Mr. Mark Williams, the Company’s CFO, effective November 4, 2009.  Mr. Robert Watkins, the Company’s controller, will act as the Company’s principal accounting and financial officer until a new CFO is hired.  Inherent with any change in management is a change in understanding of the control environment and the internal controls.  Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The departure of our Chief Financial Officer creates special risks for us.

The Company’s CFO, Mark Williams, has resigned and will leave the Company effective November 4, 2009.  The Company has commenced a search for a new CFO.   Mr. Robert Watkins, the Company’s controller, will act as the Company’s principal accounting and financial officer until a replacement is found. As the new CFO gains an understanding of our business, controls and processes, our short-term and long-term our business may be impacted.

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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

November 3, 2009	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

November 3, 2009	/s/ MARK B. WILLIAMS
Date	MARK B. WILLIAMS
CHIEF FINANCIAL OFFICER