Form 10-Q
period 2009-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2010-02-09
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 20, 2010, there were 7,889,268 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

		Page
PART I	Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended December 31, 2009 and 2008	5

	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Six Months Ended December 31, 2009	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2009 and 2008	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

	Review Report of Independent Registered Public Accounting Firm	23

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	35

ITEM 4.	Controls and Procedures	36

PART II	Other Information	36

ITEM 1.	Legal Proceedings	36

ITEM 1A.	Risk Factors	36

ITEM 4.	Submission of Matters to a Vote of Security Holders	38

ITEM 6.	Exhibits	39

Signatures		40

Index

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	December 31,	June 30,
	2009	2009
ASSETS
Current Assets
Cash and cash equivalents	$17,713	$20,865
Accounts receivable (net of allowance of $781 and $754)	10,833	8,812
Inventories	199	200
Deferred income taxes	566	528
Prepaid expenses and other current assets	1,398	1,152
Total current assets	30,709	31,557

Fixed assets, net	1,534	1,792
Capitalized software costs, net	12,586	13,498
Goodwill, net	13,202	9,843
Other intangible assets, net	5,980	3,381
Other long-term assets	87	48
Total Assets	$64,098	$60,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,109	$933
Advances from customers	9,808	8,769
Income taxes payable	144	341
Accrued expenses and other current liabilities	2,977	3,241
Total current liabilities	14,038	13,284

Deferred income taxes	4,685	4,938
Other long term liabilities	1,267	-
Total liabilities	19,990	18,222

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000shares; 8,478,985 and 8,283,272 shares issued as of December 31, 2009 and June 30, 2009, respectively	848	828
Additional paid-in capital	33,216	32,325
Treasury stock, 589,717 shares at December 31, 2009 and June 30, 2009	(3,503)	(3,503)
Retained earnings	13,839	12,437
Accumulated other comprehensive (loss)	(292)	(190)
Total stockholders' equity	44,108	41,897
Total Liabilities and Stockholders' Equity	$64,098	$60,119

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except earnings per share)

	(Unaudited)		(Unaudited)
	Three months ended		Six Months ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue
System sales	$2,412	$2,023	$5,214	$4,452
Services	8,404	7,992	16,346	15,396

Total revenue	10,816	10,015	21,560	19,848

Cost and Expenses
Cost of systems (1)	928	967	1,708	1,707
Cost of services	2,701	2,651	5,274	5,308
Amortization of capitalized software costs	1,309	1,517	2,752	3,003
Software development costs	1,080	882	2,128	1,758
Selling general and administrative	4,071	3,655	7,962	7,517

Total costs and expenses	10,089	9,672	19,824	19,293

Operating income	727	343	1,736	555

Interest and other income	92	110	111	248
Interest and other (expense)	(6)	(7)	(22)	3

Income before income taxes	813	446	1,825	806
Income tax (expense)	(30)	(143)	(423)	(285)

Net income	783	303	1,402	521

Other comprehensive income (loss)
Foreign currency translation adjustment	3	(398)	(102)	(630)

Comprehensive income (loss)	$786	$(95)	$1,300	$(109)

Net income per Common Share
Basic	$0.10	$0.04	$0.18	$0.07
Diluted	$0.10	$0.04	$0.18	$0.07

Weighted Average Common Shares Outstanding
Basic	7,842	7,659	7,784	7,651
Diluted	7,958	7,962	7,926	7,985

(1)	Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2009	8,283	$828	$32,325	$(3,503)	$12,437	$(190)	$41,897
Exercise of stock options	126	13	458				471
Issuance of common stock on vesting of restricted shares	70	7	(7)				-
Stock based compensation expense			301				301
Tax benefit from exercise of stock options			139				139
Foreign currency translation adjustment						(102)	(102)
Net income					1,402		1,402
Balance at December 31, 2009 (Unaudited)	8,479	$848	$33,216	$(3,503)	$13,839	$(292)	$44,108

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	(Unaudited)
	Six Months Ended
	December 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,402	$521
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	3,442	3,527
Gain on disposal of fixed assets	-	(24)
Stock based compensation expense	301	434
Deferred tax provision	(175)	(154)
Provision for doubtful accounts	126	59
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(972)	(1,108)
Inventories	(1)	(50)
Prepaid expenses and other assets	(166)	(77)
Accounts payable, accrued expenses and advances from customers	285	(436)
Net cash provided by operating activities	4,242	2,692

Cash Flows From Investing Activities
Acquisition of fixed assets	(61)	(353)
Proceeds from sale of fixed assets	-	47
Capitalized software costs	(1,839)	(1,942)
Acquisition of businesses, net of cash acquired	(5,991)	(3,797)
Net cash used in investing activities	(7,891)	(6,045)

Cash Flows From Financing Activities
Repurchase of common stock	-	(127)
Proceeds from exercise of stock options	471	-
Tax benefits from exercise of stock options	139	-
Net cash provided by (used in) financing activities	610	(127)

Foreign currency translation adjustments	(113)	(630)

Net change in cash and cash equivalents	(3,152)	(4,110)
Cash at beginning of period	20,865	22,741
Cash at end of period	$17,713	$18,631

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes paid	$601	$29

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

The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three and six months ended December 31, 2009 and the three and six months ended December 31, 2008, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

As of December 31, 2009, the Company has repurchased a total of 589,717 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program.  As of December 31, 2009, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

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

4.     ACQUISITIONS

Commencing July 1, 2009, the Company has accounted for business combinations under the revised accounting principles in Accounting Standards Codification (“ASC”) 805.

Healthcare Automation, Inc.
On December 11, 2009, Mediware acquired all of the outstanding common stock of Healthcare Automation, Inc., a Delaware corporation (“HAI”).  HAI provided medication management solutions to home infusion , specialty pharmacy  and alternate care markets through integrated software solutions that address the complex work flow and patient safety needs of these markets.

Index

Mediware believes the acquisition of HAI will expand its medication management offering by expanding its presence in the home infusion, specialty pharmacy and alternate care markets.  The Company plans to continue offering its WORx pharmacy product line to the larger acute care hospitals and behavioral health facilities, and its Ascend pharmacy products to smaller hospitals and pharmacies, while the HAI  product line, along with the Ascend home infusion  product line will be offered to home infusion, specialty pharmacy and alternate care  markets.

Mediware expects the HAI products to generate revenue by licensing its proprietary software, and by providing professional services and support for the product lines.  Generally, HAI customers are charged an initial start-up fee along with monthly fees for the continued use and support of the proprietary software.  Software license fees are recognized, when the license is initially executed, subject to the revenue recognition principles for software.  Professional services and support revenues are recognized as the services are delivered.

The purchase price paid for  HAI consists of an initial purchase price of $3,501,000 in cash, net of $5,000 cash acquired, at the closing, plus contingent consideration up to $946,000 based upon the achievement of certain revenue milestones through December 11, 2010.  The purchase price is also subject to a working capital adjustment.  The Company expects to determine the amount of the contingent consideration within sixty days after the first anniversary of the transaction.  Contingent consideration is payable within 3 months of the anniversary date of the acquisition.  We estimated the fair value of the contingent consideration to be $797,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.  The Company incurred $40,000 of legal, accounting and other professional fees related to this transaction, which have been expensed.  The results of the HAI operations are included in the accompanying financial statements from the date of acquisition and are not significant.

The Company has accounted for the acquisition of HAI as the acquisition of a business under U.S. Generally Accepted Accounting Principles.  The assets acquired and liabilities assumed of HAI were recorded as of the acquisition date, at their respective fair values.  The preparation of the valuation required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be reasonable.  However, actual results may differ from these estimates.

The following summarizes the assets acquired and liabilities assumed at the acquisition date, net of  cash acquired (in thousands):

Purchase Price Allocation
Accounts receivable	$743
Prepaid and other current assets	79
Fixed assets	14
Intangible assets subject to amortization	2,199
Goodwill	1,786
Accounts payable	(57)
Advances from customers	(240)
Accrued expenses and other current liabilities	(226)
Other long term liabilities – contingent consideration	(797)
Total purchase price, net of cash acquired	$3,501

Details of acquired intangibles and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$756	5.0 years	19.1%
Customer relationships	1,285	6.0 years	19.1%
Customer Backlog	158	13 months	19.1%
	$2,199

Goodwill	$1,786

Index

The Company believes that the estimated tangible assets represent fair value at the date of acquisition.  The fair value of an asset is defined as the amount for which an asset or liability could be bought or sold in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.

The Company valued the purchased technology using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, technology replacement rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of purchased technology at $756,000.  The Company will amortize this amount over the estimated useful life of five years.

The Company valued the customer relationships and contracted backlog using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $1,285,000 and contracted backlog at $158,000.  The Company will amortize this amount over the estimated useful life of six years and the contracted backlog over the estimated useful life of thirteen months.

The Company intends to make an election under the Internal Revenue code section 338(h)(10).  Accordingly, goodwill is expected to be deductible for tax purposes.

Unaudited proforma information for the acquisition of HAI has not been presented as the acquisition is not significant.

Advantage Reimbursement, Inc.
On December 11, 2009, Mediware, through its newly formed wholly owned subsidiary Advantage Reimbursement, LLC, a Delaware limited liability company (“ARL”),  acquired substantially all of the assets of Advantage Reimbursement, Inc., a Massachusetts corporation(“ARI”).    ARI was a leading provider of billing and collection services for home infusion and alternate care enterprises.

The acquisition of ARI expands the scope of services that Mediware can provide to its current and potential home infusion, specialty pharmacy and alternate care customers.  The Company believes that over time this business will become an important differentiator that will not only contribute to its ability to make sales of its traditional software products but that will also drive revenue on as an independent business.

Mediware expects the ARL services will generate revenue by providing collection and billings services and expertise to Mediware’s home infusion, specialty pharmacy and alternate care customers and to other software providers’ customers as well.   Customers are charged a percentage of the third party fees that are collected.  The Company records revenue as the third party billings are collected.

The purchase price paid for the assets of ARI consisted of an initial purchase price of $2,061,000 paid in cash at the closing, plus contingent consideration up to $546,000 based upon the achievement of certain revenue milestones through December 11, 2010. The purchase price is also subject to a working capital adjustment. The Company expects to determine the amount of the contingent consideration within sixty days after the first anniversary of the transaction. Payment of the contingent consideration is payable within 3 months of the anniversary date of the acquisition. We estimated the fair value of the contingent consideration to be $470,000 using a probability-weighted discounted cash flow model. This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820. The Company incurred $21,000 of legal, accounting and other professional fees related to this transaction, which have been expensed. The results of the ARI operations are included in the accompanying financial statements from the date of acquisition and are not significant.

Index

The Company has accounted for the acquisition of ARI as the purchase of a business under U.S. Generally Accepted Accounting Principles.  The assets acquired and liabilities assumed of ARI were recorded as of the acquisition date, at their respective estimated fair values.  The preparation of the valuation required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be reasonable.  However, actual results may differ from these estimates.

The following summarizes the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation
Accounts receivable	$522
Prepaid expenses	43
Fixed assets	1
Intangible assets subject to amortization	763
Goodwill	1,289
Accounts payable	(8)
Accrued expenses and other liabilities	(79)
Contingent consideration other long term liabilities	(470)
Total Purchase Price	$2,061

Details of acquired intangible assets and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Customer relationships	$763	6.0 years	17.0%
	$763

Goodwill	$1,289

The Company believes that the estimated tangible assets represent fair value at the date of acquisition.  The fair value of an asset is defined as the amount for which an asset or liability could be bought or sold in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.

The Company valued the customer relationships using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $763,000.  The Company will amortize this amount over the estimated useful life of six years.

Goodwill is expected to be deductible for tax purposes.

Unaudited proforma information for the acquisition of ARI has not been presented as the acquisition is not significant.

Index

SciHealth, Inc.
On June 19, 2009, Mediware acquired substantially all of the assets of SciHealth, Inc., a Georgia corporation (“SciHealth”).  SciHealth developed and marketed Insight™, a business and clinical intelligences software package used to manage performance metrics.  Mediware believes that this product offering will strengthen its clinical suite offerings in its existing medication management and blood and biologics markets, as well as acquired tools to broaden its customer base to include the broader healthcare market.

Mediware expects the SciHealth products to generate revenue by licensing its proprietary software, and by providing professional services and support for the product lines.  Generally, customers are charged an initial start-up fee along with monthly fees for the continued use and support of the software.  Software license fees are recognized when the license is initially executed,  subject to the revenue recognition principles for software.  Professional services and support revenues are recognized as the service is delivered.

The purchase price paid for the assets of SciHealth consisted of an initial purchase price of $1,702,000 paid in cash at the closing.  The Company may be liable for contingent consideration of up to $6,445,000 based upon the achievement of certain revenue and contractual milestones through June 2010.  During the six months ended December 31, 2009, the Company paid an additional $400,000 relating to SciHealth attaining certain contractual milestones, which has been recorded as additional goodwill.  The Company believes the likelihood of SciHealth achieving the revenue milestone resulting in payment of the full contingent consideration is remote.  The Company incurred $71,000 of legal, accounting and other professional fees related to this transaction, which have been included in goodwill.  The Company expects to finalize the purchase price, including all contingent consideration in June 2010.  The results of the SciHealth operations are included in the accompanying consolidated financial statements from the date of acquisition.

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

The following summarizes the purchase price allocation (in thousands):

Purchase Price Allocation
Accounts receivable	$402
Fixed assets	36
Intangible assets subject to amortization	983
Goodwill	996
Advances from customers	(244)
Total Purchase Price	$2,173

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$232	5.0 years	20.9%
Customer relationships	751	7.0 years	20.9%
	$983

Goodwill	$996

Index

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

Mediware expects the HOS products to generate revenue by licensing its proprietary software, and by providing professional services and support for it product lines.  Generally, HOS customers are charged an initial start-up fee along with monthly fees for the continued use and support of the software.  Software license fees are recognized when the license is initially executed, subject to the revenue recognition principles for software.  Professional services and support revenues are recognized as the service is delivered.

The purchase price paid for the assets of HOS has been finalized and consists of $3,500,000 paid in cash, less a working capital adjustment.  The Company did not pay any contingent consideration associated with this transaction because certain revenue milestones were not achieved.  The Company did, however, receive $17,000 from the seller as part of the final working capital adjustment.  The Company incurred $28,000 of legal and accounting fees related to this transaction which have been included in goodwill.  The results of the HOS operations are included in the accompanying financial statements from the date of acquisition.

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

Index

The following summarizes the final purchase price allocation (in thousands):

Purchase Price Allocation
Accounts receivable	$187
Inventories	5
Prepaid and other current assets	43
Fixed assets	48
Intangible assets subject to amortization	1,441
Goodwill	2,101
Other long-term assets	9
Accounts payable	(1)
Advances from customers	(263)
Accrued expenses and other current liabilities	(87)
Total Purchase Price	$3,483

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

Index

Goodwill is expected to be deductible for tax purposes.

Unaudited proforma information for the acquisition of HOS has not been presented as the acquisition is not significant.

5.      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the six-months ended December 31, 2009 is as follows (in thousands):

Carrying amount as of June 30, 2009	$9,843
Acquisition of HAI	1,786
Acquisition of ARI	1,289
Increase from acquisition of business - SciHealth	400
Tax benefit of amortization	(116)
Carrying amount as of December 31, 2009	$13,202

Other Intangible Assets

The carrying amount of our other intangible assets as of December 31, 2009 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
				(in years)
Purchased technology	$1,864	$(328)	$1,536	4.1
Customer relationships	4,813	(554)	4,259	5.8
Backlog	158	(8)	150	1.0
Non-compete agreements	115	(80)	35	0.6
	$6,950	$(970)	$5,980

Amortization expense for other intangible assets amounted to $198,000 and $363,000 for the three and six months ended December 31, 2009, and $96,000 and $162,000 for the three and six months ended December 31, 2008.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2010	$647
2011	1,200
2012	1,109
2013	1,044
2014	962
Thereafter	1,018
$5,980

Index

6.     STOCK BASED COMPENSATION

The aggregate noncash stock based compensation expense totaled $112,000 and $182,000 for the three-months ended December 31, 2009 and 2008, respectively, and $301,000 and $434,000 for the six-months ended December 31, 2009 and 2008, respectively.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of December 31, 2009, there were 1,050,000 shares available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of December 31, 2009 no options were available to be issued under this Plan.

Restricted Common Stock Awards

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  The Company recorded  compensation expense of $2,000 and a compensation benefit of $4,000 for the three-months ended December 31, 2009 and 2008, respectively, and compensation expense of $6,000 and a compensation benefit of $3,000 for the six-months ended December 31, 2009 and 2008, respectively.  The Time-Based Shares will result in compensation expense in future periods of up to $7,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of Director Shares granted is determined based upon the fair market value of the Company’s stock on the first trading day of each calendar year.  The Director Shares vest on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to the Director Shares of $17,500 for the three-months ended December 31, 2009 and 2008, respectively, and $35,000 for each of the six-months ended December 31, 2009 and 2008, respectively.    The Director Shares will result in compensation expense in future periods of up to $35,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “Enhanced Performance Shares”).  The Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance objectives.  The Company recorded compensation expense related to the Enhanced Performance Shares of $74,000 and $123,000 for the three-months ended December 31, 2009 and 2008, respectively, and $202,000 and $299,000 for the six-months ended December 31, 2009 and 2008, respectively.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The Enhanced Performance Shares may result in compensation expense in future periods of up to $239,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $32,000 of unrecognized time-based compensation expense related to the continued employment of the key employees.

Index

Estimated future stock-based compensation expense related to time-based restricted stock is as follows (in thousands):

Fiscal Years Ending June 30,	Time-Based Shares	Enhanced Performance Shares (Time-Based Portion)	Director Shares	Total
2010	$4	$26	$35	$65
2011	3	6	-	9
Total estimated future stock-based compensation expense	$7	$32	$35	$74

A summary of the status of the Company’s nonvested restricted common stock as of December 31, 2009, and changes during the six-months ended December 31, 2009, is presented below (shares amounts in thousands):

	Time-Based Shares	Weighted Average Grant Date Fair Value	Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2009	5	$7.65	158	$6.67
Granted	-	-	-	-
Canceled or forfeited	-	-	(15)	6.34
Vested	(2)	8.50	(66)	6.69
Nonvested at December 31, 2009	3	$5.96	77	$6.71

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

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008
Risk-free interest rates	2.3%	2.8%	2.3%	2.8%
Expected option life in years	2 – 3	2 – 3	2 – 3	2 – 3
Expected stock price volatility	57%	51%	57 - 66%	51%
Expected dividend yield	-	-	-	-

Index

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

The following table sets forth summarized information concerning the Company's stock options as of December 31, 2009 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	913	$8.59

Granted	75	5.88
Exercised	(126)	3.73
Forfeited or expired	(85)	9.29

Outstanding at December 31, 2009	777	$9.03	3.4	$220

Expected to vest at December 31, 2009	777	$9.03	3.4	$220

Options exercisable at December 31, 2009	577	$10.00	2.8	$36

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from the options exercised under all stock-based payment arrangements for the six months ended December 31, 2009 was $471,000.  The aggregate intrinsic value of options exercised during the six months ended December 31, 2009 was $353,000.  There were no stock options exercised for the six-months ended December 31, 2008.  Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the three and six months ended December 31, 2009 was $2.59 per option and $2.26 per option, respectively. For the six months ended December 31, 2008 the weighted average fair value at date of grant for options granted was $1.32 per option.  The Company recorded  $18,000 and $46,000 of compensation expense for stock option plans for the three months ended December 31, 2009 and 2008, respectively, and $57,000 and $103,000 for the six months ended December 31, 2009 and 2008, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2010	$89
2011	101
2012	40
2013	12
2014	2
Total estimated future stock-based compensation expense	$244

Index

A summary of the status of the Company’s nonvested options as of December 31, 2009, and changes during the six months ended December 31, 2009 is presented below (share amounts in thousands):

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2009	176	$2.15
Granted	75	2.35
Canceled or expired	(23)	1.83
Vested	(28)	2.44
Nonvested at December 31, 2009	200	$2.22

The total fair value of shares vested during the six months ended December 31, 2009 was $69,000.

The following table presents information relating to stock options at December 31, 2009 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	10	$3.89	1.1	3	$3.89
$4.50 - $ 7.49	284	$6.52	6.6	91	$6.90
$7.50 - $ 8.99	94	$8.09	1.9	94	$8.09
$9.00 - $ 10.49	172	$10.13	3.7	172	$10.13
$10.50 - $11.99	70	$10.89	1.5	70	$10.89
$12.00 - $13.49	117	$12.45	3.7	117	$12.45
$13.50 - $14.99	30	$13.73	5.2	30	$13.74
	777			577

7.   INCOME TAXES

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

As of December 31, 2009, as required by FIN 48, the Company’s unrecognized tax benefits totaled $371,000.  Accrued interest and penalties at December 31, 2009 amounted to $19,000.  The Company recognizes accrued interest and penalties in income tax expense.

Index

During the three months ended December 31, 2009, the Company recognized research and development credits applicable to its software development activities relating to fiscal year 2009 and fiscal year to date 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2006.  An examination by the Internal Revenue Service of the Company’s fiscal 2007 federal income tax returns was recently concluded for which the Internal Revenue Service issued a no change letter.

8. SEGMENT INFORMATION

The Company has four distinct product lines:  Medication Management systems, Blood Management systems, Performance Management systems and Perioperative Management systems.   Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these operating divisions into one reporting segment  Revenue by product line are as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008
Medication Management Systems:
System revenue	$988	$1,032	$2,666	$2,121
Service revenue	3,845	3,584	7,484	7,093
Blood Management Systems:
System revenue	1,253	991	2,266	2,331
Service revenue	3,844	4,191	7,654	7,887
Performance Management Systems
System revenue	171	-	227	-
Service revenue	290	-	577	-
Perioperative Management Systems
System revenue	-	-	-	-
Service revenue	209	217	470	416
Other revenue	216	-	216	-
Total	$10,816	$10,015	$21,560	$19,848

Other revenue, which is not significant, is generated from the recently acquired business, ARI.

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008
Revenue from Unaffiliated Customers:
United States	$9,541	$8,724	$18,663	$17,090
United Kingdom	1,275	1,291	2,897	2,758
Total	$10,816	$10,015	$21,560	$19,848

Net Income (Loss):
United States	$816	$201	$1,122	$273
United Kingdom	(33)	102	280	248
Total	$783	$303	$1,402	$521

Index

	December 31,
	2009	2008
Identifiable Assets:
United States	$58,742	$52,795
United Kingdom	5,356	4,106
Total	$64,098	$56,901

9.     CONTINGENCIES

In September 2002, Global Med Technologies, Inc. (“Global Med”) filed a complaint against former Mediware employee Donnie L. Jackson, Jr. claiming that he misappropriated trade secrets and breached certain contractual obligations and covenants to Global Med.  Mediware was potentially responsible under an agreement with Mr. Jackson for any damages and certain fees and costs awarded to Global Med in the case.  In October 2009, the parties and Mediware entered into a settlement agreement and mutual releases of claims against each other.  No amounts were paid in connection with the settlement.

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

In December 2007, the FASB issued ASC Topic 805 “Business Combinations”.  ASC Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 was effective for acquisitions made after June 30, 2009.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810, “Consolidation.” The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective July 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement.

Index

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

11.     SUBSEQUENT EVENTS

The Company has performed its subsequent events review through February 9, 2010, which is the date the financial statements are issued.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of December 31, 2009, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended December, 31 2009 and 2008, and cash flows for the six-month periods ended December 31, 2009 and 2008.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2009, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 9, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2009 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Eisner LLP
New York, New York

February 9, 2010

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
The Company develops, licenses and sells its blood and biologics management solutions to hospitals and its medication management solutions to hospitals, long-term care, specialty pharmacy, home infusion, alternate care and behavioral health facilities.   Mediware licenses and sells its blood donor recruitment and management solutions to blood donor and plasma donor centers through its Blood Center Technologies business group (“BCT”).  Following the  acquisition of assets and business of Healthcare Automation, Inc. (“HAI”) and Advantage Reimbursement, Inc. (“ARI”) during the quarter ended December 31, 2009, Mediware has formed an alternate care business group to market, license and sell its home infusion, specialty pharmacy and alternate care products and services.

The software systems that Mediware provides to its customers typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware.  Mediware generally licenses its medication management, blood management and biologics management software systems to customers on a perpetual basis.  These customers typically make an up-front payment for the software license fees and payments for support services on an annual basis.  In contrast, Mediware generally provides its blood and plasma center solutions and its MediREC software and Hann’s On Software, Inc., a California corporation (“HOS”), products and recently acquired HAI products on a monthly subscription basis.  These customers pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software.  Under both payment models, customers may purchase services, including implementation and additional consultation services, for additional fees which are generally billed as incurred.  The performance management software is licensed on both perpetual and subscription bases.  Mediware currently anticipates that over time an increased number of its systems (in all product lines) will be licensed on a subscription basis.

Mediware markets its performance management, blood donor and its blood and biologic management products primarily in the United States.  The Company markets its medication management solutions in the United States and in the United Kingdom, with different software systems designed for the specific requirements of each market.  The Company has operations in the United Kingdom relating to the systems licensed and sold primarily in that market as well as Ireland and South Africa.  All other operations are in the United States.

Index

Market Positioning

Mediware designs, develops and markets software solutions targeting specific processes within healthcare institutions. Software products are sold to hospitals, long-term care and behavioral health facilities and stand alone blood and plasma donation centers and alternate care settings.  The Company believes that its competitive advantages include rich product knowledge and a long history of innovation in the areas of medication and blood software products.

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

The Company’s product strategy is to address targeted clinical areas with “suites” of applications that provide clinicians one data environment for the information relating to the prescribing, preparation, and administration of drug, blood and/or biologics therapies. Mediware’s products manage each step of the therapeutic process in one system environment, including: ordering, fulfillment, administration, and documentation, to provide care providers a “closed loop” process for blood and medication therapies.   The process-centric integrated data environments provided by Mediware’s blood, biologic and medication management solutions seamlessly extend the discipline and controls of the pharmacy and blood bank to patient units, operating room suites, and other venues where adverse events occur. The Company believes this closed loop process differentiates it from the industry’s catalog and “best of breed” vendors.

Mediware’s products are designed to address the needs of the acute care hospital market, the blood center market, and following the acquisition of the assets and businesses of HOS, HAI and ARI, the Company has positioned itself to address the needs of the home infusion, specialty pharmacy and alternate care markets.  Mediware believes that its business will be able to take advantage of the home infusion, specialty pharmacy and alternate care markets by leveraging its clinical and product strengths outside of the acute care setting and across alternate care settings.

By adding a performance management solution to our product offerings in June 2009 through the acquisition of the assets and business of SciHealth, Inc. (“SciHealth”), we believe that we further strengthened our clinical suite offerings in our existing medication management and blood and biologics markets, as well as acquired tools to broaden our customer base to include the broader healthcare market.    Our new performance management software can aggregate information stored in Mediware’s blood, biologics and medication management products for easy reporting and analysis at the departmental level, thereby further strengthening our product offering in our historic market.  The software can also draw information from disparate systems across a healthcare enterprise beyond Mediware’s historic blood and medication management customers.

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

Index

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

The Company’s flagship blood transfusion product is the HCLL™ transfusion software.  Mediware also provides its hospital customers its complementary HCLL™ donor software module for use in hospital-based donor centers. The HCLL software (HCLL Transfusion and HCLL Donor) addresses blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  As of December 31, 2009, the HCLL software was in productive use at over 230 sites. The Company has licensed the software for use at approximately 300 facilities.

 The Company is also looking to new products and markets to continue its growth in blood management.  In early fiscal year 2008, the Company announced its new BloodSafe™ suite of products.  The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s physical blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware licensed BloodSafe to its first customer in August 2008 and its first customer began using the fully functional BloodSafe system with the HCLL transfusion software in June 2009.  As of December 31, 2009, BloodSafe is licensed for use at three facilities.

Blood Center Technologies

To  focus on the unique needs of the blood center market segment, on July 8, 2008 Mediware announced the launch of Blood Center Technologies (“BCT”).  Mediware’s BCT business unit is a customer focused team intended to drive growth as Mediware expands its focus in the blood donor market.  Through BCT, the Company also provides software tools and services to large, complex blood centers for donor targeting, donor recruitment, donation management, unit testing, blood component manufacturing, inventory control, sales and distribution. This is accomplished through a combination of the Company’s 510(k) cleared LifeTrak® software and Insight-based products and capabilities.  The Insight products and capabilities enable the Company to deliver an integrated software solution for blood centers to improve collections and efficiency throughout the entire process from blood donor recruitment to hospital distribution.  Since November 1, 2007, Mediware has been aggressively integrating software and capabilities to streamline the effectiveness of blood centers, from donor recruitment, through the clinical laboratory, to hospital management. With the addition of the Insight components, LifeTrak has robust clinical capabilities with modern and effective CRM technologies that enable blood centers to improve the effectiveness of coordinated blood drive campaigns while still meeting the strict FDA regulations for safe blood management.

Index

We estimate that Mediware products support over 50% of the U.S. blood supply at some point in the collection, testing and distribution processes.  As of December 31, 2009, the BCT business unit had software in productive use at over 350 facilities.

Biologics Products

Hospitals are beginning to face the same pressures to manage biologic product inventory and improve safety by reducing errors, improving screening and increasing throughput and cost efficiencies as they have faced with blood products for years.    In June 2008, Mediware released BiologiCare, the Company’s first generation bone, tissue and cellular product tracking software.  The software leverages the HCLL software platform and Mediware’s blood banking expertise to address the important needs of hospitals as they begin to manage bone, tissue, cord blood stem cells and other biologic products.     BiologiCare is designed specifically to track and manage transplantable materials in hospitals, surgery centers and other healthcare facilities. The products enable users to document donors, tissue vendors and tissue recipients and to comply with current regulations regarding transplantable materials.  With the introduction of BiologiCare, Mediware believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.  Mediware licensed its first BiologiCare customer in June 2008.  As of December 31, 2009, BiologiCare is licensed for use at one facility.

The Company continues to concentrate on growing all aspects of its blood management business: hospital transfusion and donor products, biologics products and blood center technology products.  The blood management products are marketed primarily through the Company’s direct sales force, and the Company is working to develop complementary reseller relationships.  In addition to its sale of software, the Company generates revenue from professional services and post-contract support.  These ongoing support contracts account for more than half of the total revenue from blood management operations and are recurring in nature.

The blood management products compete primarily with vendors of Laboratory Information Systems (“LIS”) providing a blood bank subsystem as a part of their laboratory product, as well as other companies that market stand-alone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company.  We believe these competitors include Cerner, McKesson, and Meditech.   We believe that stand-alone lab or blood bank vendors include Sunquest, Haemonetics and SCC Soft.  The Company believes, however, that due to the functionality of the HCLL software, the Company is well-positioned in the blood bank system market and that it has a good reputation with its customers, including many of the most sophisticated healthcare systems in the United States. On the blood donor side of the business, we compete against several of the companies listed above as well as Blood Bank Computer Services Company, MAK Software and others.

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

Index

Hospital Pharmacy and Medication Management Products

The Company’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx software has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  As of December 31, 2009, the WORx software was in productive use at approximately 175 sites.  The product's market acceptance encompasses multi-facility healthcare systems, university hospitals and large state behavioral health institutions.  The acquisition of substantially all of the HOS assets in November 2008 expanded Mediware’s product offering by adding a pharmacy solution that meets the needs of small and medium size hospital facilities.  The Company currently plans to continue offering the WORx product line to larger acute care hospitals and state behavioral health facilities, while offering the HOS product line to the small and medium size hospital markets.   The HOS acquisition added approximately 150 hospital sites to Mediware’s medication management customer base.

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

As of December 31, 2009, the MediCOE and MediMAR products have been licensed for use in 3 and 18 separate customer sites, respectively.

To expand the Company’s capabilities and address a new industry mandate, the Company introduced MediREC in March 2007.  This medication management product assists in achieving compliance with a Joint Commission on Accreditation of Healthcare Organizations mandate, which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital.  That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged. At December 31, 2009, MediREC was licensed for use at 7 customer sites.

The Company continues to target its large WORx software customer base and new customers with the MediCOE and MediMAR products and markets MediREC to this customer base and new customers as well.  MediMAR, MediCOE and MediREC software products can provide fully integrated medication management solutions and are particularly well suited for large academic medical centers and behavioral health settings that benefit from the robust nature of the software’s functionality.  Selling the Company’s full suite of medication management products (WORx, MediMAR, MediCOE and MediREC) is a complex process involving multiple hospital departments and, therefore, results in substantially longer sales cycles compared to stand-alone WORx sales.  This has resulted in less predictable contract closures and a need to recognize software license revenue over multiple quarters (in some cases).  On the other hand, the HOS software requires substantially smaller financial commitments from customers and is priced based on a subscription pricing model.  Generally, the HOS software, Ascend, is sold to smaller hospitals.  Consequently, Mediware anticipates that sales of these products will be more predictable and have shorter sales cycles.  The MediREC software is also being licensed to customers on a recurring, transaction basis, and Mediware expects that as the adoption of MediREC increases, the sale and implementation cycles for MediREC to be shorter than for the full suite of products.

The Company generates revenue from medication management software sales, professional services and post-contract support.  Support contracts currently account for over half of the revenue from medication management operations.

Index

Alternate Care

Mediware acquired Healthcare Automation, Inc. and the assets of Advantage Reimbursement, Inc. on December 11, 2009.  As a result, Mediware greatly increased its presence in the alternate care market and formed an Alternate Care business unit to capitalize on the growing strength of its product offerings.  Mediware’s product offerings currently include: home infusion software, specialty pharmacy software, home medical equipment software, and home healthcare software, as well as billing and collections services that are focused on the alternate care markets.  These offerings are largely the combination of the home infusion offering that Mediware acquired in its acquisition of HOS in 2008 and the home infusion, specialty pharmacy and alternate care products acquired in the HAI and ARI acquisitions.  As of December 31, 2009, Mediware had more than 450 alternate care facilities within its customer base and is positioned as a leader in the alternate care market.

JAC

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).   JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC includes an installed base of approximately 200 customer sites, representing over 100 National Health Service (“NHS”) acute hospitals or trusts in the U. K. JAC’s product offering includes JAC’s Pharmacy Management System and Electronic Prescribing module.  The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration.  This module has been installed in approximately 20 U.K. customer sites as of  December 31, 2009, and allows hospitals to improve patient safety relevant to medication management.  The Company’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing.  The installed base includes approximately 50% of the trusts within the NHS.

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
In the United States, the Company’s medication management products compete against the products of other niche competitors’ such as Definitive Homecare Solutions and Fastrack Healthcare Systems and some of the largest providers of healthcare information technology, including Cerner, General Electric, Siemens, Eclipsys and others.  These competitors often have significantly greater resources than Mediware, but the Company believes that its products are well positioned and have functionality that can lead to growth in this competitive environment.  The medication management products are marketed directly through the Company’s sales force and other marketing channels, including reseller agreements with distribution partners and focused sales channels.

Performance Management Products

On June 18, 2009 the Company completed the acquisition of the assets of SciHealth, Inc. Through this acquisition Mediware added the Insight™ software system to its portfolio of products.  The Insight system is a business and clinical intelligence software package used in more than 100 hospitals at December 31, 2009.  The software tracks performance metrics to assist healthcare managers to actively manage performance and improve the overall efficiency of their organizations.  The Insight system collects data from the disparate information systems across a hospital to create understandable graphical dashboards.  The Insight system is designed to assist users to improve performance,  better manage their financial and business obligations; and demonstrate and manage compliance with expanding regulatory mandates and requirements.

Index

The Insight system complements Mediware’s medication and blood and biologics product offerings, and  we expect to market Insight to current customers to help them manage their medication and blood requirements, We also believe that Insight may help differentiate our products from other blood management and medication management systems.  For instance, the Company is currently developing integrated dashboard products for our existing applications which can be sold to our current customer base.  We believe these dashboards will provide a solid growth platform in the coming years.

The Insight system can also be marketed and sold on an enterprise-wide, stand-alone basis, which we expect will help us to gain a footprint and customer base outside of our historical blood and medication markets.

We expect that selling the Insight system coupled with our other products will have the same challenges as our other product offering sales, but we have the opportunity to take advantage of our experienced sales team and resources who have been selling and marketing products in the blood and medication management markets for years.   Selling the Insight software on an enterprise-wide basis is a complex process that requires commitments from the highest level executives within hospital organizations and, therefore, result in longer sales cycles.

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

Results of Operations for the Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008

Total revenue for the second quarter of fiscal 2010 was $10,816,000 compared to $10,015,000 in the second quarter of fiscal 2009, an increase of $801,000, or 8%.  The increase in revenue is primarily due to revenue associated with the recently acquired businesses, namely HOS, which was included for only a portion of the second quarter of fiscal 2009, SciHealth which was not included in our results for the same quarter of fiscal 2009, and HAI and ARI which were included for only a portion of the second quarter of fiscal 2010 and not included in our results for the same quarter of fiscal 2009.  Blood management products and services recorded total revenue of $5,097,000 in the second quarter of fiscal 2010, representing a decrease of $85,000, or 2%, compared to $5,182,000 in the same quarter of fiscal 2009.  The decrease is a result primarily of lower service revenue.  Medication management products and services (excluding JAC) recorded an increase in total revenue of $233,000, or 7%, from $3,325,000 in the second quarter of fiscal 2009 to $3,558,000 in the same quarter of fiscal 2010. The increase is largely a result of the incremental revenue associated with the recently acquired businesses of HOS and HAI. JAC recorded total revenues of $1,275,000 in the second quarter of fiscal 2010, representing a decrease of $16,000, or 1%, compared to $1,291,000 in the same quarter of fiscal 2009. Performance management products and services, all of which come from the acquired SciHealth business, recorded total revenues of $461,000 in the second quarter of fiscal 2010. Advantage Reimbursement, LLC (“ARL”), which operates the recently acquired ARI business, contributed $216,000 in total revenue for the second quarter of fiscal 2010.

Index

System sales revenue, which includes proprietary software, third party software, hardware revenue and subscription revenue, amounted to $2,412,000 for the quarter ended December 31, 2009, an increase of $389,000 or 19% compared to $2,023,000 of system sales reported in the second quarter of fiscal 2009.   System revenue for the blood management products was $1,253,000 for the second quarter of fiscal 2010, an increase of $262,000, or 26%, compared to $991,000 in the same quarter of fiscal 2009.  This increase is primarily due to increased subscription revenue associated with BCT sales and an increase in BloodSafe system sales.  The Company expects that new HCLL system sales will continue to be slower in fiscal 2010 than in years past because the blood transfusion software market is a mature, replacement market.  However, the Company believes its LifeTrak product will provide a positive impact on system sales in fiscal 2010.  System sales for the medication management products (excluding JAC) increased from $541,000 in fiscal 2009 to $681,000 in fiscal 2010, representing an increase of $140,000, or 26%.  This increase resulted primarily from the sale of the WORx Suite software to a large, new customer in the second quarter of fiscal 2010, compared to the second quarter of fiscal 2009 and the additional revenues related to the acquired HOS and HAI businesses for the second quarter of fiscal 2010.  JAC recorded system sales of $307,000 for the second quarter of fiscal 2010, representing a decrease of $184,000, or 37%, compared to $491,000 reported for the same quarter in fiscal 2009.  The Company believes that JAC is positioned to return to growth in revenue in the coming quarters.  System revenue for performance management was $171,000 for the second quarter of fiscal 2010, which the Company expects to increase in the coming quarters.

Service revenue, which includes recurring post contract support revenues, implementation services and promotional services and services performed by ARL, increased $412,000, or 5%, to $8,404,000 in the second quarter of fiscal 2010 compared to $7,992,000 for the same quarter in fiscal 2009.   Service revenue for the blood management products totaled $3,844,000 for the second quarter of fiscal 2010, representing a decrease of $347,000 or 8%, compared to $4,191,000 in the second quarter of fiscal 2009.  The decrease primarily reflects the anticipated decrease in implementation activity related to fewer implementations of HCLL software systems.  Service revenue for the medication management products (excluding JAC) increased $93,000, or 3%, to $2,877,000 in the second quarter of fiscal 2010 compared to $2,784,000 for the same quarter of fiscal 2009.  This increase is the result of service revenue from the recently acquired HOS and HAI businesses offset somewhat by a decrease in upgrade services for existing WORx that upgraded their WORx software systems to a new version of the software during fiscal 2009.  We expect WORx upgrade service revenue to decline for the remainder of the year as a result of the completion of  the focused WORx upgrade program that we initiated during fiscal 2009.  Service revenue for JAC increased $168,000, or 21%, to $968,000 in the second quarter of fiscal 2010 compared to $800,000 in the second quarter of fiscal 2009.  This increase is primarily the result of an increase in foreign currency exchange rates and an increase in the number of ongoing implementation projects compared to the same quarter in fiscal 2009.  Service revenue for performance management products amounted to $290,000 for the second quarter of fiscal 2010.  Service revenue from the ARL business was $216,000 for the second quarter of fiscal 2010.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems decreased $39,000, or 4%, to $928,000 in the second quarter of fiscal 2010 as compared to $967,000 in the same quarter in fiscal 2009.  The gross margin, excluding amortization of capitalized software costs, on system sales was 61% in the second quarter of fiscal 2010 compared to 52% in the same quarter in fiscal 2009.  The increase in gross margin is primarily due to the relative decrease in the amount of third party software sold and the relative increase of high margin proprietary systems sold during the second quarter of fiscal 2010 compared to the same quarter of fiscal 2009.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $50,000, or 2%, to $2,701,000 in the second quarter of fiscal 2010 as compared to $2,651,000 in the same quarter of fiscal 2009.  The increase in cost of services is primarily attributed to growth in the number of service personnel related to the integration of acquired businesses.  Also contributing to the increase were the promotional activities associated with the BCT services.  Gross margin on service revenue was 68% for the second quarter of fiscal 2010 compared to 67% for the second quarter of fiscal 2009.  Mediware anticipates that gross margins will remain consistent with the current levels for the remainder of fiscal 2010.

Index

Amortization of capitalized software decreased $208,000 or 14%, to $1,309,000 in the second quarter of fiscal 2010 compared to $1,517,000 in the second quarter of fiscal 2009.  This decrease is due to decreased amortization of capitalized software costs related to fully amortized product releases.  We anticipate that amortization costs will continue to decline in fiscal 2010; provided Mediware’s capitalization rates of software development expenditures continue at substantially the same rate.  At our current level of investment in product development activities we expect amortization of capitalized software to decline by a total of approximately $800,000 during all of fiscal 2010.

 Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs increased $198,000, or 22%, to $1,080,000 in the second quarter of fiscal 2010 compared to $882,000 in the second quarter of fiscal 2009.  This increase reflects a lower capitalization rate for product development activities in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $2,001,000 in the second quarter of fiscal 2010 compared to $1,820,000 in the second quarter of fiscal 2009, an increase of $181,000, or 10%.  This increase is primarily a result of slightly higher investment in the blood management products during the second quarter of fiscal 2010, development activities at JAC and the impact of the recently acquired businesses of SciHealth and HOS.  We expect to maintain our current investment in product development in the near term.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses.  Also included  are bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses increased $416,000, or 11%, from $3,655,000 in the second quarter of fiscal 2009 to $4,071,000 in the second quarter of fiscal 2010.  This increase is primarily due to incremental costs associated with the recent acquired business of HOS, SciHealth, HAI and ARI. Going forward we expect SG&A expenses to be higher than current levels due to the inclusion of full quarter expenses for HAI and ARI.

Income tax expense decreased from an expense of $143,000 in the second quarter of fiscal 2009 to an expense of $30,000 in the same quarter of fiscal 2010.  This decrease occurred despite higher income before taxes as a result of recognizing research and development tax credits related to Mediware’s software development activities.

Net income for the second quarter of fiscal 2010 was $783,000, compared to $303,000 during the second quarter of fiscal 2009, resulting in an increase of $480,000.  The improvement resulted primarily from an increase in support revenue, and system revenue and a decrease in capitalized software amortization, and the recognition of research and development tax credits partially offset by an increase in software development costs and SG&A.

Results of Operations for the Six Months Ended December 31, 2009 as Compared to the Six Months Ended December 31, 2008

Total revenue for the six-month period ended December 31, 2009 was $21,560,000 compared to $19,848,000 in the comparable period of fiscal 2009, an increase of $1,712,000 or 8.6%.  The increase in revenue is largely due to service revenues associated with the recently acquired businesses, namely HOS which was included for only a portion of six-month period ended December 31, 2008, SciHealth which was not included in our results for the same period of fiscal 2009, and HAI and ARI which were included for only a portion of the six-month period ended December 31, 2009 and not included in our results for the same period of fiscal 2009, partially offset by a decrease in blood management system sales and service revenue.  Blood management products and services recorded total revenue of $9,920,000 during the six-month period of fiscal 2010, representing a decrease of $298,000 or 3% compared to $10,218,000 in the same period of fiscal 2009.  The decrease is a result primarily of lower service revenue.  Medication management products and services (excluding JAC) recorded an increase in total revenue of $798,000 or 12% from $6,455,000 in the first six months of fiscal 2009 to $7,253,000 in the same period of fiscal 2010.  The increase is largely a result of the incremental revenue associated with the recently acquired businesses of HOS and HAI.  JAC recorded total revenues of $2,897,000 during the six- month period ended December 31, 2009, representing an increase of $138,000 or 5%, compared to $2,759,000 in the same period of fiscal 2009.  Performance management products and services recorded total revenues of $804,000 in the six-month period ended December 31, 2009. ARL contributed $216,000 in total revenue for the six-month period ended December 31, 2009.

Index

System sales revenue amounted to $5,214,000 for the six months ended December 31, 2009, an increase of $762,000 or 17%, from $4,452,000 in the same period in fiscal 2009.  System revenue for the blood management products were $2,226,000 for the first six months of fiscal 2010, a decrease of $65,000 or 3%, compared to $2,331,000 in the same period of fiscal 2009.  The decrease is primarily the result of fewer HCLL system sales partially offset by BCT subscription sales revenue.  System sales for the medication management products (excluding JAC) increased from $1,088,000 in the first six months of fiscal 2009 to $1,675,000 in the same period of fiscal 2010, representing an increase of $587,000, or 54%. This increase resulted from the sale of the WORx Suite software to a large, new customer in the second quarter of fiscal 2010 and the additional revenues related to the acquired HOS and HAI businesses for the six months ended December 31, 2009.  JAC recorded system sales of $991,000 for the first six-month period of fiscal 2010, representing a decrease of $42,00, or 4%, compared to $1,033,000 reported for the same period in fiscal 2009.  System revenue for performance management was $227,000 for the six months ended December 31, 2009, which the Company expects to increase in the coming quarters.

Service revenue increased $950,000, or 6%, to $16,346,000 in the first six months of fiscal 2010 compared to $15,396,000 for the same period in fiscal 2009.  Service revenue for the blood management products totaled $7,654,000 for the first six-month period of fiscal 2010 representing a decrease of $233,000, or 3%, compared to $7,887,000 in the same period of fiscal 2009 primarily reflecting an anticipated decrease in implementation activity for the HCLL software systems.  Service revenue for the medication management products (excluding JAC) increased $211,000 or 4% to $5,578,000 in the first six months of fiscal 2010 compared to $5,367,000 for the same period of fiscal 2009.  This increase is a result of the service revenue from the recently acquired HOS and HAI businesses offset somewhat by fewer system implementations of WORx upgrades.  Service revenue for JAC increased $180,000, or 10%, to $1,906,000 in the six-month period of fiscal 20010 compared to $1,726,000 in the same period of fiscal 2009.  This increase is primarily the result of an increase in support revenues denominated in U.S. dollars resulting from higher foreign currency exchange rates for the British pound.   Service revenue for performance management products amounted to $577,000 for the six-months ended December 31, 2009.  Service revenue from ARL was $216,000 for the six-months ended December 31, 2009.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems remained relatively flat increasing from $1,707,000 during the first six months of fiscal 2009 to $1,708,000 in the same period in fiscal 2010.  The gross margin, excluding amortization of capitalized software costs, on system sales was 62% in the six-month period of fiscal 2009 compared to 67% in the same period in fiscal 2010.   The increase in gross margin is primarily due to an improvement in the mix of higher margin proprietary system sales relative to lower margin third party sales during the first six months of fiscal 2010 compared to the same period in fiscal 2009.

Cost of services decreased $34,000, or 1%, to $5,274,000 during the first six months of fiscal 2010 as compared to $5,308,000 in the same period of fiscal 2009.  Gross margin on service revenue increased to 68% for the six months of fiscal 2010 compared to 66% for the same period of fiscal 2009.

Amortization of capitalized software decreased $251,000, or 8%, to $2,752,000 in the first six months of fiscal 2010 compared to $3,003,000 in the same period of fiscal 2009.  This decrease is due to decreased amortization of capitalized software costs related to fully amortized product releases.

Software development costs increased $370,000, or 21%, to $2,128,000 in fiscal 2010 compared to $1,758,000 in the same period of fiscal 2009. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.   This increase reflects a lower capitalization rate for product development activities in the first six months of fiscal 2010 compared to the same period of fiscal 2009.  Total expenditures for software development were $3,968,000 in the first six-month period of fiscal 2010 compared to $3,700,000 in the same period of fiscal 2009, an increase of $268,000, or 7%.  This increase is primarily a result of slightly higher investment in the blood management products during the period, development activities at JAC and the impact of the recently acquired businesses of SciHealth and HOS.  We expect to maintain our current investment in product development in its blood management and medication management products in the near term.

SG&A expenses increased $445,000, or 6%, from $7,517,000 in the first six months of fiscal 2009 to $7,962,000 in the same period of fiscal 2010.  This increase is primarily due to incremental costs associated with the recently acquired businesses of HOS, SciHealth, HAI and ARI.

Index

Income tax expense increased $138,000, or 48%, from $285,000 during the first six months of fiscal 2009 to $423,000 in the same period of fiscal 2010.  Income taxes increased as a result of an increase in income before taxes, partially offset by recognition of research and development tax credits of $290,000.

Net income during the first six months of fiscal 2010 was $1,402,000, compared to net income of $521,000 during the same period of fiscal 2008, resulting in an increase of net income of $881,000, or 169%.  The improvement resulted primarily from an increase in support revenue and system sales revenue and a decrease in capitalized software amortization and from the recognition of research and development tax credits, partially offset by an increase in software development costs and SG&A.

Liquidity and Capital Resources

As of December 31, 2009, Mediware had cash and cash equivalents of $17,713,000 compared to $20,865,000 at June 30, 2009.  Working capital was $16,671,000 and $18,273,000 at December 31, 2009 and June 30, 2009, respectively.  The current ratio was 2.2 to 1 at December 31, 2009 compared to 2.4 to 1 at June 30, 2009.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $4,242,000 during the first six months of fiscal year 2010 compared to $2,692,000 during the same period of fiscal 2009.  The increase in cash provided by operating activities is primarily due to an increase in net income and an increase in customer advances, partially offset by an increase in accounts receivable.

Cash used in investing activities was $7,891,000 during the first six months of  fiscal 2010 compared to $6,045,000 during the same period a year ago.  The increase in cash used in investing activities is primarily attributable to increased acquisition of businesses.  During the first six months of fiscal 2010, Mediware paid an initial purchase price of $3,506,000 for the assets of HAI and $2,061,000 for the purchase of ARI.  Additionally, another $400,000 was paid for the SciHealth acquisition.  In the fiscal 2009 period, the Company paid $3,483,000 as the initial purchase price for the HOS business.

Cash provided from financing activities was $610,000 during the first six months of fiscal 2010 compared to cash used in financing activities of $127,000 during the same period of fiscal 2009.  The cash provided from financing activities in the first six months of fiscal 2010 was primarily from stock option exercises and related tax benefits.   The cash used for financing activities in the 2009 period is attributable to stock repurchases under our Share Repurchase Program.  There were no stock repurchases during the fiscal 2010 period.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements.  We expect that future cash requirements will principally be for capital expenditures, working capital requirements, contingent consideration payable for the acquisition of businesses, any additional stock repurchases and other strategic initiatives.

Our liquidity is influenced by our ability to execute on our strategies in a competitive industry.  Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are licensed or implemented And services completed.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mediware is subject to market risks from interest rates due to the fluctuating rates paid on its cash equivalent balances and foreign currency fluctuations due to the operations of JAC. Mediware has observed increased volatility in market rates over the last 12 months.  To date, Mediware has not entered into any derivative financial instruments or engaged in other hedging transactions to reduce its exposure to such risks.

Interest Rate Risk

Mediware is exposed to the impact of interest rate changes because of its substantial cash equivalent balances.  These balances are not held for trading purposes.

	Balance at December 31, 2009	Effective Interest Rate at December 31,	Effect of 1% Change
	($ in 000)	2009	($ in 000)
Cash Equivalents	$17,713	.2%	$177

At December 31, 2009, a 1% decrease in the current per annum interest rate for our cash equivalents each would result in $177,000 less interest income during the next fiscal year.  The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of December 31, 2009.  The calculation, therefore, does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

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

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 12% and 13% of Mediware’s consolidated revenue for the three-months ended December 31, 2009 and 2008, respectively, and 13% and 14% for the six-months ended December 31, 2009 and 2008, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our net income for the three and six-months ended December 31, 2009 was negatively impacted by a $2,000 and $4,000 foreign currency movement, respectively, and was negatively impacted by a $31,000 and $67,000 foreign currency movement, respectively, for the three-months and six-months ended December 31, 2008.  These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and principal financial and accounting officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and principal financial and accounting officer, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and principal financial and accounting officer have concluded that Mediware’s disclosure controls and procedures are effective as of December 31, 2009.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the six months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.   Notwithstanding the foregoing, Mediware reported the departure of Mr. Mark Williams, the Company’s former Chief Financial Officer, effective as of November 4, 2009.  Mr. Robert Watkins, the Company’s controller, has acted as the Company’s principal financial and accounting officer and is expected to continue to act in such capacity until February 10, 2010.  Inherent with any change in management is a change in understanding of the control environment and the internal controls. Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2002, Global Med Technologies, Inc. ("Global Med") filed a complaint against former Mediware employee Donnie L. Jackson, Jr. claiming that he misappropriated trade secrets and breached certain contractual obligations and covenants to Global Med.  Mediware was potentially responsible under an agreement with Mr. Jackson for any damages and certain fees and costs awarded to Global Med in the case.  In October 2009, the parties and Mediware entered into a settlement agreement and mutual releases of claims against each other.  No amounts were paid in connection with the settlement.

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

Item 1A.        RISK FACTORS

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 included under Item 1A “Risk Factors” in addition to the other information set forth in this report (including the risk factors identified below). The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

We have recently consummated several strategic acquisitions and may pursue additional strategic acquisitions, investments, and relationships in the future, and we may not be able to successfully manage our operations if we fail to successfully integrate acquired businesses and technologies, which could adversely affect our operating results.

As part of our business strategy, we may seek and complete strategic business acquisitions that that are complementary to our business. On December 11, 2009, we acquired HAI a company that provides medication management solutions to the small hospital, specialty pharmacy and home infusion markets, and substantially all of the assets of ARI, a company that provides collection and reimbursement services to home infusion companies and other alternate care enterprises. Acquisitions, such as our acquisition of the business of HAI and ARI, have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

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

The acquisition of the assets and business of ARI poses additional risks because ARI is not a software business and is therefore dissimilar from Mediware’s other products and services.  If we fail to successfully integrate HAI or other acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

Index

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our annual stockholders’ meeting on December 3, 2009.

(b)	At our annual shareholders’ meeting we voted on a proposal to elect Dr. John Gorman and the Honorable Richard Greco---for three-year terms as Class II directors;

(c)
We voted on two proposals at the annual shareholders’ meeting: the election of directors and the ratification of Eisner LLP, as independent registered public accounting firm for the Company for the year ending June 30, 2009.

(1) Election of Directors
	For	Withhold
John Gorman	5,631,259	61,454
Richard Greco	5,335,127	357,586

(2) Proposal to ratify selection of Eisner LLP as independent registered public accounting firm for the Company for the year ending June 30, 2010.
	For	Against	Abstain
Eisner LLP	5,482,195	22,693	36,531

Index

ITEM 6.         EXHIBITS

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

February 9, 2010	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

February 9, 2010	/s/ ROBERT W. WATKINS
Date	ROBERT W. WATKINS
CONTROLLER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER