Form 10-Q
period 2010-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2010-05-04
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Index

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 19, 2010, there were 7,889,268 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

INDEX

		Page
PART I	Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and June 30, 2009	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended March 31, 2010 and 2009	5

	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Nine Months Ended March 31, 2010	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended March 31, 2010 and 2009	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

	Review Report of Independent Registered Public Accounting Firm	23

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	35

ITEM 4.	Controls and Procedures	36

PART II	Other Information	36

ITEM 1.	Legal Proceedings	36

ITEM 1A.	Risk Factors	36

ITEM 6.	Exhibits	37

Signatures		38

Index

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited) March 31, 2010	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$21,342	$20,865
Accounts receivable (net of allowance of $821 and $754)	10,312	8,812
Inventories	331	200
Deferred income taxes	622	528
Prepaid expenses and other current assets	1,349	1,152
Total current assets	33,956	31,557

Fixed assets, net	1,470	1,792
Capitalized software costs, net	12,203	13,498
Goodwill, net	13,246	9,843
Other intangible assets, net	5,750	3,381
Other long-term assets	90	48
Total Assets	$66,715	$60,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,431	$933
Advances from customers	9,974	8,769
Income taxes payable	556	341
Contingent consideration payable	1,403	-
Accrued expenses and other current liabilities	3,873	3,241
Total current liabilities	17,237	13,284

Deferred income taxes	4,466	4,938
Total liabilities	21,703	18,222

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; 8,478,985 and 8,283,272 shares issued as of March 31, 2010 and June 30, 2009, respectively	848	828
Additional paid-in capital	33,379	32,325
Treasury stock, 589,717 shares at March 31, 2010 and June 30, 2009	(3,503)	(3,503)
Retained earnings	14,730	12,437
Accumulated other comprehensive loss	(442)	(190)
Total stockholders' equity	45,012	41,897
Total Liabilities and Stockholders' Equity	$66,715	$60,119

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except earnings per share)

	(Unaudited) Three months ended March 31,		(Unaudited) Nine Months ended March 31,
	2010	2009	2010	2009
Revenue
System sales	$2,525	$2,700	$7,739	$7,152
Services	10,281	7,502	26,627	22,898

Total revenue	12,806	10,202	34,366	30,050

Cost and Expenses
Cost of systems (1)	930	996	2,638	2,703
Cost of services	3,363	2,580	8,637	7,888
Amortization of capitalized software costs	1,110	1,449	3,862	4,452
Software development costs	1,463	1,036	3,591	2,794
Selling general and administrative	4,671	3,466	12,633	10,983

Total costs and expenses	11,537	9,527	31,361	28,820

Operating income	1,269	675	3,005	1,230

Interest and other income	10	51	121	299
Other expense	(40)	-	(62)	3

Income before income taxes	1,239	726	3,064	1,532
Income tax expense	(348)	(243)	(771)	(528)

Net income	891	483	2,293	1,004

Other comprehensive loss
Foreign currency translation adjustment	(150)	(33)	(252)	(663)

Comprehensive income	$741	$450	$2,041	$341

Net income per Common Share
Basic	$0.11	$0.06	$0.29	$0.13
Diluted	$0.11	$0.06	$0.29	$0.13

Weighted Average Common Shares Outstanding
Basic	7,889	7,643	7,819	7,648
Diluted	7,984	7,943	7,927	7,972

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2009	8,283	$828	$32,325	$(3,503)	$12,437	$(190)	$41,897
Exercise of stock options	126	13	458				471
Issuance of common stock on vesting of restricted shares	70	7	(7)				-
Stock based compensation expense			464				464
Tax benefit from exercise of stock options			139				139
Foreign currency translation adjustment						(252)	(252)
Net income					2,293		2,293
Balance at March 31, 2010 (Unaudited)	8,479	$848	$33,379	$(3,503)	$14,730	$(442)	$45,012

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited) Nine Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net income	$2,293	$1,004
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	5,066	5,265
Gain on disposal of fixed assets	-	(24)
Stock based compensation expense	464	619
Deferred tax provision	(393)	(531)
Provision for doubtful accounts	192	232
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(612)	(1,417)
Inventories	(138)	(193)
Prepaid expenses and other assets	(131)	16
Accounts payable, accrued expenses and advances from customers	2,197	1,922
Net cash provided by operating activities	8,938	6,893

Cash Flows From Investing Activities
Acquisition of fixed assets	(136)	(418)
Proceeds from sale of fixed assets	-	47
Capitalized software costs	(2,566)	(2,900)
Acquisition of businesses, net of cash acquired	(6,080)	(3,797)
Net cash used in investing activities	(8,782)	(7,068)

Cash Flows From Financing Activities
Repurchase of common stock	-	(185)
Proceeds from exercise of stock options	471	67
Tax benefits from exercise of stock options	139	14
Net cash provided by (used in) financing activities	610	(104)

Foreign currency translation adjustments	(289)	(1,140)

Net change in cash and cash equivalents	477	(1,419)
Cash at beginning of period	20,865	22,741
Cash at end of period	$21,342	$21,322

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes paid	$664	$394

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

The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three and nine months ended March 31, 2010 and the three and nine months ended March 31, 2009, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

As of March 31, 2010, the Company has repurchased a total of 589,717 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program.  As of March 31, 2010, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

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

Commencing July 1, 2009, the Company has accounted for business combinations under the revised accounting guidance in Accounting Standards Codification (“ASC”) 805.

Index

Healthcare Automation, Inc.
On December 11, 2009, Mediware acquired all of the common stock of Healthcare Automation, Inc., a Delaware corporation (“HAI”). HAI provides medication management solutions to home infusion, specialty pharmacy and alternate care markets through integrated software solutions that address the complex work flow and patient safety needs of these markets.

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

The HAI products generate revenue by licensing its proprietary software, and by providing professional services and support for the product lines. Generally, HAI customers are charged an initial start-up fee along with monthly fees for the continued use and support of the proprietary software. Software license fees are recognized, when the license is initially executed, subject to the revenue recognition principles for software. Professional services and support revenues are recognized as the services are delivered.

The purchase price paid for HAI consists of an initial purchase price of $3,501,000 in cash, net of $5,000 cash acquired, at the closing, plus contingent consideration up to $946,000 based upon the achievement of certain revenue milestones through December 11, 2010. The purchase price is also subject to a working capital adjustment. The Company expects to determine the amount of the contingent consideration within sixty days after the first anniversary of the transaction. Contingent consideration is payable within three months of the anniversary date of the acquisition. Management estimated the fair value of the contingent consideration at the acquisition date to be $871,000 using a probability-weighted discounted cash flow model. This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820. The Company incurred $40,000 of legal, accounting and other professional fees related to this transaction, which were expensed. The results of the HAI operations are included in the accompanying financial statements from the date of acquisition. From the date of acquisition, HAI has contributed $1.5 million in total revenue.

The Company has accounted for the HAI transaction as a business acquisition under the accounting guidance. The assets acquired and liabilities assumed of HAI were recorded as of the acquisition date, at their respective fair values. The preparation of the valuation required the use of significant assumptions and estimates. These estimates were based on assumptions that the Company believes to be reasonable.

The following summarizes the assets acquired and liabilities assumed at the acquisition date, net of cash acquired (in thousands):

Purchase Price Allocation
Accounts receivable	$743
Prepaid and other current assets	79
Fixed assets	14
Intangible assets subject to amortization	2,199
Goodwill	1,860
Accounts payable	(57)
Advances from customers	(240)
Accrued expenses and other current liabilities	(226)
Other long term liabilities – contingent consideration	(871)
Total purchase price, net of cash acquired	$3,501

Details of acquired intangibles and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$756	5.0 years	19.1%
Customer relationships	1,285	6.0 years	19.1%
Customer Backlog	158	13 months	19.1%
	$2,199

Goodwill	$1,860

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

Advantage Reimbursement, Inc.
On December 11, 2009, Mediware, through its newly formed wholly owned subsidiary Advantage Reimbursement, LLC, a Delaware limited liability company (“ARL”), acquired substantially all of the assets of Advantage Reimbursement, Inc., a Massachusetts corporation (“ARI”). ARI is a leading provider of billing and collection services for home infusion and alternate care enterprises.

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

The purchase price paid for the assets of ARI consisted of an initial purchase price of $2,061,000 paid in cash at the closing, plus contingent consideration up to $546,000 based upon the achievement of certain revenue milestones measured through December 11, 2010. The purchase price is also subject to a working capital adjustment. The Company expects to determine the amount of the contingent consideration within sixty days after the first anniversary of the transaction. Payment of the contingent consideration is payable within three months of the anniversary date of the acquisition. Management estimated the fair

Index

value of the contingent consideration at the acquisition date to be $498,000 using a probability-weighted discounted cash flow model. This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820. The Company incurred $21,000 of legal, accounting and other professional fees related to this transaction, which were expensed. The results of the ARI operations are included in the accompanying financial statements from the date of acquisition. From the date of acquisition, ARI has contributed $1.2 million in total revenue.

The Company has accounted for the acquisition of ARI as the purchase of a business under the accounting guidance. The assets acquired and liabilities assumed of ARI were recorded as of the acquisition date, at their respective estimated fair values. The preparation of the valuation required the use of significant assumptions and estimates. These estimates were based on assumptions that the Company believes to be reasonable.

The following summarizes the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation
Accounts receivable	$522
Prepaid expenses	43
Fixed assets	1
Intangible assets subject to amortization	763
Goodwill	1,317
Accounts payable	(8)
Accrued expenses and other liabilities	(79)
Contingent consideration other long term liabilities	(498)
Total Purchase Price	$2,061

Details of acquired intangible assets and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Customer relationships	763	6.0 years	17.0%
	$763

Goodwill	$1,317

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

The purchase price paid for the assets of SciHealth consisted of an initial purchase price of $1,702,000 paid in cash at the closing. The Company may be liable for contingent consideration of up to $6,445,000 based upon the achievement of certain revenue and contractual milestones through June 2010. During the nine months ended March 31, 2010, the Company paid an additional $400,000 relating to SciHealth attaining certain contractual milestones, which has been recorded as additional goodwill. The Company believes the likelihood of SciHealth achieving the revenue milestone resulting in payment of contingent consideration is remote. The Company incurred $71,000 of legal, accounting and other professional fees related to this transaction, which have been included in goodwill. The Company expects to finalize the purchase price in June 2010. The results of the SciHealth operations are included in the accompanying consolidated financial statements from the date of acquisition.

The Company has accounted for the acquisition of SciHealth as the purchase of a business under the accounting guidance. The assets and liabilities of SciHealth were recorded as of the acquisition date, at their respective fair values. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed. The preparation of the valuation required the use of significant assumptions and estimates. These estimates were based on assumptions that the Company believes to be reasonable.

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

The Company has accounted for the acquisition of HOS as the purchase of a business under the accounting guidance. The assets and liabilities of HOS were recorded as of the acquisition date, at their respective fair values. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed. The preparation of the valuation required the use of significant assumptions and estimates. These estimates were based on assumptions that the Company believes to be reasonable.

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

Index

value of non-compete agreements at $80,000.  The Company will amortize this amount over the estimated useful life of two years.

Goodwill is expected to be deductible for tax purposes.

Unaudited proforma information for the acquisition of HOS has not been presented as the acquisition is not significant.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill during the nine-months ended March 31, 2010 is as follows (in thousands):

Carrying amount as of June 30, 2009	$9,843
Acquisition of HAI	1,860
Acquisition of ARI	1,317
Increase from acquisition of business - SciHealth	400
Tax benefit of amortization	(174)
Carrying amount as of March 31, 2010	$13,246

Other Intangible Assets

The carrying amount of other intangible assets as of March 31, 2010 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$1,932	$(422)	$1,510	3.9
Customer relationships	4,883	(740)	4,143	5.4
Backlog	158	(95)	63	0.4
Non-compete agreements	124	(90)	34	0.5
	$7,097	$(1,347)	$5,750

Amortization expense for other intangible assets amounted to $282,000 and $644,000 for the three and nine months ended March 31, 2010, and $131,000 and $293,000 for the three and nine months ended March 31, 2009.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2010	$364
2011	1,175
2012	1,151
2013	1,057
2014	975
Thereafter	1,028
$5,750

Index

6.	STOCK BASED COMPENSATION

The aggregate noncash stock based compensation expense totaled $163,000 and $185,000 for the three-months ended March 31, 2010 and 2009, respectively, and $464,000 and $619,000 for the nine-months ended March 31, 2010 and 2009, respectively.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention. Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan. The number of shares that may be issued under this plan is 2,000,000. Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock. Options may be granted for a period of up to ten years. Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained. The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards. The additional 300,000 shares of common stock can only be granted as option awards. As of March 31, 2010, there were 1,059,000 shares available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors. Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options. Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock. As of March 31, 2010 no options were available to be issued under this Plan.

Restricted Common Stock Awards

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees. Under the terms of these agreements, the Company granted employees 35,000 restricted shares of common stock (the “Time-Based Shares”). The Time-Based Shares vest over a three-year period based upon the continued employment. The Company recorded compensation expense of $2,000 and $7,000 for the three-month periods ended March 31, 2010 and 2009, respectively, and compensation expense of $8,000 and $4,000 for the nine-months ended March 31, 2010 and 2009, respectively. The nine-months ended March 31, 2009 amount includes a benefit related to the forfeiture of certain non-vested Time-Based Shares of $12,000. The Time-Based Shares will result in compensation expense in future periods of up to $5,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors. The number of Director Shares granted is determined based upon the fair market value of the Company’s stock on the first trading day of each calendar year. The Director Shares vest on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors. The Company recorded compensation expense related to the Director Shares of $17,500 for the three-months ended March 31, 2010 and 2009, respectively, and $53,000 for each of the nine-months ended March 31, 2010 and 2009, respectively. The Director Shares will result in compensation expense in future periods of up to $18,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain eligible employees. Under the terms of these agreements, the Company granted certain employees 220,000 restricted shares of common stock (the “Enhanced Performance Shares”). The Enhanced Performance Shares vest partially upon continued employment and partially upon the achievement of certain performance objectives. The Company

Index

recorded compensation expense related to the Enhanced Performance Shares of $89,000 and $120,000 for the three-months ended March 31, 2010 and 2009, respectively, and $291,000 and $419,000 for the nine-months ended March 31, 2010 and 2009, respectively. The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The Enhanced Performance Shares may result in compensation expense in future periods of up to $150,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded. This amount includes $19,000 of unrecognized time-based compensation expense related to the continued employment.

Estimated future stock-based compensation expense related to time-based restricted stock is as follows (in thousands):

Fiscal Years Ending June 30,	Time-Based Shares	Enhanced Performance Shares (Time-Based Portion)	Director Shares	Total
2010	$2	$13	$18	$33
2011	3	6	-	9
Total estimated future stock-based compensation expense	$5	$19	$18	$42

A summary of the status of the Company’s nonvested restricted common stock as of March 31, 2010, and changes during the nine-months ended March 31, 2010, is presented below (shares amounts in thousands):

	Time-Based Shares	Weighted Average Grant Date Fair Value	Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2009	5	$7.65	158	$6.67
Granted	-	-	-	-
Canceled or forfeited	-	-	(15)	6.34
Vested	(2)	8.50	(66)	6.69
Nonvested at March 31, 2010	3	$5.96	77	$6.71

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

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
Risk-free interest rates	2.4%	No Options granted	2.3-2.4%	2.8%
Expected option life in years	2 – 3		2 – 3	2 – 3
Expected stock price volatility	45%	51%	45 - 66%	51%
Expected dividend yield	-	-	-	-

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

The following table sets forth summarized information concerning the Company's stock options as of March 31, 2010 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	913	$8.59

Granted	130	6.44
Exercised	(126)	3.73
Forfeited or expired	(88)	9.25

Outstanding at March 31, 2010	829	$8.92	3.5	$865

Expected to vest at March 31, 2010	829	$8.92	3.5	$865

Options exercisable at March 31, 2010	588	$9.94	2.5	$288

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from the options exercised under all stock-based payment arrangements for the nine months ended March 31, 2010 was $471,000. The aggregate intrinsic value of options exercised during the nine months ended March 31, 2010 was $353,000. The aggregate intrinsic value of options exercised during the nine-months ended March 31, 2009 was $32,000. Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the three and nine months ended March 31, 2010 was $2.17 per option and $2.28 per option, respectively. For the three and nine months ended March 31, 2009 the weighted average fair value at date of grant for options granted was $1.32 per option and $2.15 per option, respectively. The Company recorded $54,000 and $40,000 of compensation expense for stock option plans for the three months ended March 31, 2010 and 2009, respectively, and $111,000 and $143,000 for the nine months ended March 31, 2010 and 2009, respectively.

Index

Estimated future stock-based compensation expense relating to stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2010	$61
2011	155
2012	66
2013	23
2014	5
Total estimated future stock-based compensation expense	$310

A summary of the status of the Company’s nonvested options as of March 31, 2010, and changes during the nine months ended March 31, 2010 is presented below (share amounts in thousands):

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2009	176	$2.15
Granted	130	2.28
Canceled or expired	(22)	1.82
Vested	(42)	2.21
Nonvested at March 31, 2010	242	$2.24

The total fair value of shares vested during the nine months ended March 31, 2010 was $95,000.

The following table presents information relating to stock options at March 31, 2010 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	10	$3.89	.9	3	$3.89
$4.50 - $ 7.49	339	$6.63	5.7	104	$6.88
$7.50 - $ 8.99	91	$8.10	1.6	91	$8.10
$9.00 - $ 10.49	172	$10.13	3.4	172	$10.13
$10.50 - $11.99	70	$10.89	1.2	70	$10.89
$12.00 - $13.49	117	$12.45	3.4	117	$12.45
$13.50 - $14.99	30	$13.73	5.0	30	$13.74
	829			588

Index

7.	INCOME TAXES

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

As of March 31, 2010, as required by FIN 48, the Company’s unrecognized tax benefits totaled $371,000.  Accrued interest and penalties at March 31, 2010 amounted to $20,000.  The Company recognizes accrued interest and penalties in income tax expense.

During the three and nine month periods ended March 31, 2010, the Company recognized research and development credits applicable to its software development activities relating to fiscal year 2009 and the first six months of fiscal year 2010 resulting in effective tax rates for the three and nine month periods ended March 31, 2010 of 28.1% and 25.1%, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2006.  An examination by the Internal Revenue Service of the Company’s fiscal 2007 federal income tax returns was concluded for which the Internal Revenue Service issued a no change letter.

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

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Medication Management Systems:
System revenue	$1,690	$1,619	$4,356	$3,740
Service revenue	5,420	3,572	12,904	10,665
	7,110	5,191	17,260	14,405

Blood Management Systems:
System revenue	778	1,070	3,044	3,401
Service revenue	3,455	3,686	11,109	11,573
	4,233	4,756	14,153	14,974

Performance Management Systems
System revenue	57	-	284	-
Service revenue	265	-	842	-
	322	-	1,126	-

Perioperative Management Systems
System revenue	-	11	55	11
Service revenue	204	244	619	660
	204	255	674	671

Other revenue	937	-	1,153	-
Total	$12,806	$10,202	$34,366	$30,050

Index

Other revenue is generated from the recently acquired business, ARI.

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue from Unaffiliated Customers:
United States	$10,888	$8,719	$29,550	$25,808
United Kingdom	1,918	1,483	4,816	4,242
Total	$12,806	$10,202	$34,366	$30,050

Net Income:
United States	$588	$209	$1,710	$481
United Kingdom	303	274	583	523
Total	$891	$483	$2,293	$1,004

	March 31,
	2010	2009
Identifiable Assets:
United States	$60,123	$53,828
United Kingdom	6,592	4,927
Total	$66,715	$58,755

9.	CONTINGENCIES

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

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810, “Consolidation.” The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective July 1, 2010. The Company does not expect that the adoption of this pronouncement will have a material effect on its financial statements as it has no involvement in variable interest entities.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is presently assessing the impact, if any, of this new guidance on its financial statements.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of March 31, 2010, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended March, 31 2010 and 2009, and cash flows for the nine-month periods ended March 31, 2010 and 2009. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

Eisner LLP
New York, New York

May 4, 2010

The  “Review Report of Independent Registered Public Accounting Firm” included above is not a ‘Report as part of Registration Statement’ prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

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

Mediware develops, markets, licenses, implements, services and supports clinical management information solutions. The Company develops, licenses and sells its blood and biologics management solutions to hospitals and its medication management solutions to hospitals, long-term care, specialty pharmacy, home infusion, alternate care and behavioral health facilities. Mediware licenses and sells its blood donor recruitment and management solutions to blood donor and plasma donor centers through its Blood Center Technologies business group. Following the acquisition of two businesses during the quarter ended December 31, 2009, Mediware has formed an alternate care business group to market, to license and to sell its home infusion, specialty pharmacy and alternate care products and services.

The software systems that Mediware provides to its customers typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware. Mediware generally licenses its medication management, blood management and biologics management software systems to customers on a perpetual basis. These customers typically make an up-front payment for the software license fees and payments for support services on an annual basis. In contrast, Mediware generally provides its blood and plasma center solutions, its MediREC software, its Ascend software, products and its recently acquired HomeCareNet products on a monthly subscription basis. These customers pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software. Under both payment models, customers may purchase services, including implementation and additional consultation services, for additional fees which are generally billed as incurred. The performance management software is licensed on both perpetual and subscription basis. Mediware currently anticipates that over time an increased number of its systems (in all product lines) will be licensed on a subscription basis.

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

Mediware’s products are designed to address the needs of the acute care hospital market, the blood center market, and following the three business acquisitions in the preceeding eighteen months, the Company has positioned itself to address the needs of the home infusion, specialty pharmacy and alternate care markets. Mediware believes that its business will be able to take advantage of the home infusion, specialty pharmacy and alternate care markets by leveraging its clinical and product strengths outside of the acute care setting and across alternate care settings.

By adding a performance management solution to our product offerings through an acquisition in June 2009, we believe that we further strengthened our clinical suite offerings in our existing medication management and blood and biologics markets, as well as acquired tools to broaden our customer base to include the broader healthcare market. Our new performance management software, Insight, can aggregate information stored in Mediware’s blood, biologics and medication management products for easy reporting and analysis at the departmental level, thereby further strengthening our product offering in our historic market. The software can also draw information from disparate systems across a healthcare enterprise beyond Mediware’s historic blood and medication management customers.

The Healthcare Information Systems Industry

The healthcare industry, like other United States industries, has been impacted by the global economic downturn. Consequently, we believe our customers are more cautious with their capital investments than in the past. While there have been reports that the economy is improving, we believe that when health care organizations make significant investments, they will continue to be more focused on ensuring that their spending has a demonstrable return on investment or can provide clear improvements to patient safety. We believe our products provide a positive ROI and improve patient safety and are well positioned going forward.

President Obama has focused significant attention on the use of information technology systems as part of his healthcare reform initiatives. The American Recovery and Reinvestment Act, which became law on February 17, 2009, includes more than $35 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions. We are currently reviewing the Patient Protection and Affordable Care Act to determine what, if any impact, this new law will have on our business. While Mediware does not currently anticipate direct, near-term benefits from either of these new laws or the Obama administration’s policies, we believe that over time the additional government spending on healthcare and health information technology, could drive the adoption of healthcare information technology solutions and have a positive impact on the Company.

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

The Company’s flagship blood transfusion product is the HCLL™ transfusion software. Mediware also provides its hospital customers its complementary HCLL™ donor software module for use in hospital-based donor centers. The HCLL software (HCLL Transfusion and HCLL Donor) addresses blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers. These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing. They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services. HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area that is as a key to controlling the rising cost of blood products. As of March 31, 2010, the HCLL software was in productive use at over 280 sites. The Company has licensed the software for use at approximately 340 facilities.

The Company is also looking to new products and markets to continue its growth in blood management. In early fiscal year 2008, the Company announced its BloodSafe™ suite of products. The BloodSafe suite includes hardware and software which enable healthcare facilities to securely store, monitor, distribute and track blood products from locations removed from the hospital’s physical blood bank. Components of the BloodSafe suite include blood tracking and monitoring software, computer controlled refrigerators, and handheld point of care tools to verify accurate patient identification and document transfusion activities. BloodSafe can be integrated with Mediware’s HCLL software or operate on a stand-alone basis. Mediware licensed BloodSafe to its first customer in August 2008 and its first customer began using the fully functional BloodSafe system with the HCLL transfusion software in June 2009. As of March 31, 2010, BloodSafe is licensed for use at five facilities.

Blood Center Technologies

To focus on the unique needs of the blood center market segment, on July 8, 2008 Mediware announced the launch of Blood Center Technologies (“BCT”). Mediware’s BCT business unit is a customer focused team intended to drive growth as Mediware expands its focus in the blood donor market. Through BCT, the Company also provides software tools and services to large, complex blood centers for donor targeting, donor recruitment, donation management, unit testing, blood component manufacturing, inventory control, sales and distribution. This is accomplished through a combination of the Company’s 510(k) cleared LifeTrak® software and a set of robust CRM and recruiting software products and capabilities. The Insight products and capabilities enable the Company to deliver an integrated software solution for blood centers to improve collections and efficiency throughout the entire process from blood donor recruitment to hospital distribution. Since November 1, 2007, Mediware has been aggressively integrating software and capabilities to streamline

Index

the effectiveness of blood centers, from donor recruitment, through the clinical laboratory, to hospital management.  The combination of the clinical capabilities of the LifeTrak software and the effective CRM technologies that enable blood centers to improve the effectiveness of coordinated blood drive campaigns provide a compelling set of solutions to our customers. Mediware expects to add additional e-learning content and technologies from an acquisition consumated in the quarter ended March 31, 2010.

We estimate that Mediware products support over 50% of the U.S. blood supply at some point in the collection, testing and distribution processes.  As of March 31, 2010, the BCT business unit had software in productive use at over 350 facilities.

Biologics Products

Hospitals are beginning to face the same pressures to manage biologic product inventory and improve safety by reducing errors, improving screening and increasing throughput and cost efficiencies as they have faced with blood products for years. In June 2008, Mediware released BiologiCare, the Company’s first generation bone, tissue and cellular product tracking software. The software leverages the HCLL software platform and Mediware’s blood banking expertise to address the important needs of hospitals as they begin to manage bone, tissue, cord blood stem cells and other biologic products. BiologiCare is designed specifically to track and manage transplantable materials in hospitals, surgery centers and other healthcare facilities. The products enable users to document donors, tissue vendors and tissue recipients and to comply with current regulations regarding transplantable materials. With the introduction of BiologiCare, Mediware believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells. BiologiCare can be integrated with Mediware’s HCLL software or operate on a stand-alone basis. As of March 31, 2010, BiologiCare is licensed for use at two facilities.

The Company continues to concentrate on growing all aspects of its blood management business: hospital transfusion and donor products, biologics products and blood center technology products. The blood management products are marketed primarily through the Company’s direct sales force, and the Company is working to develop complementary reseller relationships. In addition to its sale of software, the Company generates revenue from professional services and post-contract support. These ongoing support contracts have recently accounted for more than half of the total revenue from blood management operations and are recurring in nature.

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

Hospital Pharmacy and Medication Management Products

The Company’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx software has features and functions designed to help improve patient safety and manage pharmacy operations effectively. As of March 31, 2010, the WORx software was in productive use at approximately 175 sites. The product's market acceptance encompasses multi-facility healthcare systems, university hospitals and large state behavioral health institutions. An acquisition in November 2008 expanded Mediware’s product offering by adding Ascend, a pharmacy solution that meets the needs of small and medium size hospital facilities. The Company currently offers the WORx product line to larger acute care hospitals and state behavioral health facilities, while offering the Ascend product line to the small and medium size hospital markets. Ascend added approximately 150 hospital sites to Mediware’s medication management customer base at the time of the acquisition.

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

As of March 31, 2010, the MediCOE and MediMAR products have been licensed for use in 3 and 18 separate customer sites, respectively.

To expand the Company’s capabilities and address a new industry mandate, the Company introduced MediREC in March 2007. This medication management product assists in achieving compliance with a Joint Commission on Accreditation of Healthcare Organizations mandate, which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital. That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged. At March 31, 2010, MediREC was licensed for use at seven customer sites.

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

The Company generates revenue from medication management software sales, professional services and post-contract support.  Support contracts currently account for approximately sixty one percent of the revenue from medication management operations for the nine months ended March 31, 2010.

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

Index

medication management products are marketed directly through the Company’s sales force and other marketing channels, including reseller agreements with distribution partners and focused sales channels.

Alternate Care

Through two acquisitions consumated on December 11, 2009, Mediware greatly increased its presence in the alternate care market and formed an Alternate Care business unit to capitalize on the growing strength of its product offerings. Mediware’s product offerings currently include: home infusion software, specialty pharmacy software, home medical equipment software, and home healthcare software, as well as billing and collections services that are focused on the alternate care markets. These offerings are largely the combination of the home infusion offering that Mediware acquired in 2008 and the home infusion, specialty pharmacy and alternate care products acquired December 11, 2009. As of March 31, 2010, Mediware had more than 450 alternate care facilities within its customer base and is positioned as a leader in the alternate care market.

The Company’s Alternate Care solutions compete in a niche market against a myriad of smaller software vendors and niche providers, including FastTrack, CPR+ and CareCentric. These companies often have loyal customers, but generally have fewer resources and, we believe, less robust products than Mediware. Consequently, Mediware believes it is well-positioned to be very competitive in the alternate care markets. Mediware currently markets products to the alternate care market through its direct sales force.

JAC

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”). JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa. JAC includes an installed base of approximately 200 customer sites, representing over 100 National Health Service (“NHS”) acute hospitals or trusts in the U. K. JAC’s product offering includes JAC’s Pharmacy Management System and Electronic Prescribing module. The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration. This module has been installed in approximately 20 U.K. customer sites as of March 31, 2010, and allows hospitals to improve patient safety relevant to medication management. The Company’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing. The installed base includes approximately 50% of the trusts within the NHS.

The NHS in England initiated a national program to purchase healthcare information technology in 2004. The program is identified as the “Connecting for Health” program (the “National Program”). The NHS has entered into contracts to license software and services, but the National Program has experienced delays. JAC has been able to work with the integrated service providers and the government to position itself favorably as a provider of software. In July 2008, JAC was appointed to the ASCC (Additional Supply Capability and Capacity) framework contract in both the e-prescribing and pharmacy (stock control) categories. Appointment to the ASCC framework provides healthcare organizations with a contracting vehicle to work directly with JAC to procure specialist e-prescribing and/or pharmacy stock control services as an alternative to the National Program. The JAC products are marketed directly through JAC’s sales force and other marketing channels, including reseller agreements in South Africa. During the second quarter of fiscal year 2009, JAC entered into a multi-year contract in South Africa under which JAC will license its software to as many as 40 public sector hospitals for the Provincial Government of the Western Cape.

Performance Management Products

Through a business acquisition on June 18, 2009, Mediware added the Insight™ software system to its portfolio of products. The Insight system is a business and clinical intelligence software package used in more than 100 hospitals at March 31, 2010. The software tracks performance metrics to assist healthcare managers to actively manage performance and improve the overall efficiency of their organizations. The Insight system collects data from the disparate information systems across a hospital to create understandable graphical dashboards. The Insight system is designed to assist users to improve performance, better manage their financial and business obligations; and demonstrate and manage compliance with expanding regulatory mandates and requirements.

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

The Company expects revenue from Insight software sales, professional services and post-contract support.  Support contracts accounted for a large majority of the selling entity's revenue prior to the acquisition.  If the sale of products increase, the Company expects that license fee revenue will increase and support revenue will make up a smaller portion of the Company’s revenue.

The Company’s Insight products will work in conjunction with Mediware’s other products and compete against all of the same competitors as our medication management and blood and biologics products.  On enterprise sales, the Company expects to compete against products of other small niche vendors, as well as some of the largest providers of healthcare information technology, including Cerner, McKesson, General Electric, Siemens, Eclipsys, Business Objects, Hyperion and others who we expect will begin to provide performance management solutions.  These competitors often have significantly greater resources than Mediware, but the Company believes that its products are well positioned and have functionality that can lead to growth in this competitive environment.

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

Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Total revenue for the third quarter of fiscal 2010 was $12,806,000 compared to $10,202,000 in the third quarter of fiscal 2009, an increase of $2,604,000, or 26%. The increase in revenue is primarily due to revenue associated with the businesses acquired in the second quarter of fiscal 2010. Blood management products and services recorded total revenue of $4,233,000 in the third quarter of fiscal 2010, representing a decrease of $523,000, or 11%, compared to $4,756,000 in the third quarter of fiscal 2009. The decrease is a result of both lower system sales revenue and the anticipated lower service revenue, as the implementations of new HCLL systems resulting from the sunset program continues to decline. Medication management products and services (excluding JAC) recorded an increase in total revenue of $1,484,000, or 40%, from $3,708,000 in the third quarter of fiscal 2009 to $5,192,000 in the same quarter of fiscal 2010. The increase is largely a result of the incremental revenue associated with the acquired HomeCareNet product. JAC recorded total revenues of $1,918,000 in the third quarter of fiscal 2010, representing an increase of $435,000, or 29%, compared to $1,483,000 in the same quarter of fiscal 2009. The increase was driven largely by changes in the exchange rate and new sales of the businesses e-prescribing software. The improvement in the exchange rate benefited all categories of revenue for JAC. Performance management products and services, all of which come from the business acquired June 19, 2009, recorded total revenues of $322,000 in the third quarter of fiscal 2010. Our wholly-owned subsidiary, Advantage Reimbursement, LLC (“ARL”), which operates the billing and collection services business acquired in the second quarter of fiscal 2010, contributed $937,000 in total revenue for the third quarter of fiscal 2010.

Index

System sales revenue, which includes proprietary software, third party software, hardware revenue and subscription revenue, amounted to $2,525,000 for the quarter ended March 31, 2010, a decrease of $175,000 or 6% compared to $2,700,000 of system sales reported in the third quarter of fiscal 2009. System revenue for the blood management products was $778,000 for the third quarter of fiscal 2010, a decrease of $292,000, or 27%, compared to $1,070,000 in the same quarter of fiscal 2009. This decrease is primarily due to fewer new HCLL system sales. System sales for the medication management products (excluding JAC) decreased from $922,000 in the third quarter of fiscal 2009 to $866,000 in fiscal 2010, representing a decrease of $56,000, or 6%. This decrease reflected slower WORx software sales offset by software sales associated with our acquired HomeCareNet products. JAC recorded system sales of $824,000 for the third quarter of fiscal 2010, representing an increase of $127,000, or 18%, compared to $697,000 reported for the same quarter in fiscal 2009. System sales revenue for performance management was $57,000 for the third quarter of fiscal 2010, which the Company expects to increase in the coming quarters.

Service revenue, which includes recurring post contract support revenues, implementation services and promotional services and services performed by ARL, increased $2,779,000, or 37%, to $10,281,000 in the third quarter of fiscal 2010 compared to $7,502,000 for the same quarter in fiscal 2009. Service revenue for the blood management products totaled $3,455,000 for the third quarter of fiscal 2010, representing a decrease of $231,000 or 6%, compared to $3,686,000 in the third quarter of fiscal 2009. The decrease primarily reflects the anticipated decrease in implementation activity related to fewer implementations of HCLL software systems resulting from the sunset program. Service revenue for the medication management products (excluding JAC) increased $1,540,000, or 55%, to $4,326,000 in the third quarter of fiscal 2010 compared to $2,786,000 for the same quarter of fiscal 2009. This increase is the result of service revenue associated with the recently acquired HomeCareNet products offset somewhat by a decrease in upgrade services for existing WORx customers that upgraded their WORx software systems to a new version of the software during fiscal 2009. We expect WORx upgrade service revenue to decline for the remainder of the year as a result of the completion of the focused WORx upgrade program that we initiated during fiscal 2009. However, we believe this decline will continue to be offset by service revenue contributions associated with the recently acquired HomeCareNet products. Service revenue for JAC increased $308,000, or 39%, to $1,094,000 in the third quarter of fiscal 2010 compared to $786,000 in the third quarter of fiscal 2009. This increase is primarily the result of an increase in support revenues denominated in U.S. dollars resulting from the increasing foreign currency exchange rates and an increase in the number of ongoing implementation projects compared to the same quarter in fiscal 2009. Service revenue for performance management products amounted to $265,000 for the third quarter of fiscal 2010. Service revenue from the ARL business was $937,000 for the third quarter of fiscal 2010.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems decreased $66,000, or 7%, to $930,000 in the third quarter of fiscal 2010 as compared to $996,000 in the same quarter in fiscal 2009.  The gross margin, excluding amortization of capitalized software costs, on system sales was 63% in both the third quarter of fiscal 2010 and fiscal 2009.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services. Cost of services increased $783,000, or 30%, to $3,363,000 in the third quarter of fiscal 2010 as compared to $2,580,000 in the same quarter of fiscal 2009. The increase in cost of services is primarily attributed to growth in the number of service personnel related to the acquired businesses. Also contributing to the increase were the promotional activities associated with the BCT services. Gross margin on service revenue was 67% for the third quarter of fiscal 2010 compared to 66% for the third quarter of fiscal 2009. Mediware anticipates that gross margins will remain consistent with the current levels for the remainder of fiscal 2010.

Amortization of capitalized software decreased $339,000 or 23%, to $1,110,000 in the third quarter of fiscal 2010 compared to $1,449,000 in the third quarter of fiscal 2009. This decrease is due to decreased amortization of capitalized software costs related to fully amortized product releases.

Index

At our current level of investment in product development activities and capitalization rates we expect amortization of capitalized software to decline by a total of approximately $750,000 during all of fiscal 2010.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities. Software development costs increased $427,000, or 41%, to $1,463,000 in the third quarter of fiscal 2010 compared to $1,036,000 in the third quarter of fiscal 2009. This increase reflects a lower capitalization rate for product development activities in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Expenditures for software development include amounts paid for both capitalizable and non-capitalizable development projects. Total expenditures for software development were $2,190,000 in the third quarter of fiscal 2010 compared to $1,994,000 in the third quarter of fiscal 2009, an increase of $196,000, or 10%. This increase is primarily a result of slightly higher investment in the medication management products during the third quarter of fiscal 2010, development activities at JAC and the impact of the recently acquired businesses. We expect to maintain our current investment in product development in the near term.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses. Also included are bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses. SG&A expenses increased $1,205,000, or 35%, from $3,466,000 in the third quarter of fiscal 2009 to $4,671,000 in the third quarter of fiscal 2010. This increase is primarily due to incremental costs associated with the recent acquired businesses.

Income tax expense increased from an expense of $243,000 in the third quarter of fiscal 2009 to an expense of $348,000 in the third quarter of fiscal 2010. This increase occurred due to higher income before income taxes offset to some degree by a lower effective tax rate due primarily to the recognition of research and development tax credits related to Mediware’s software development activities. During the three months ended March 31, 2010, the Company recognized research and development credits of $84,000 contributing to an effective tax rate for the three month period ended March 31, 2010 of 28.1%.

Net income for the third quarter of fiscal 2010 was $891,000, compared to $483,000 during the third quarter of fiscal 2009, resulting in an increase of $408,000.  The improvement resulted primarily from an increase in revenue related to the acquired businesses and capitalized software amortization, partially offset by an increase in software development costs and SG&A.

Results of Operations for the Nine Months Ended March 31, 2010 as Compared to the Nine Months Ended March 31, 2009

Total revenue for the nine-month period ended March 31, 2010 was $34,366,000 compared to $30,050,000 in the comparable period of fiscal 2009, an increase of $4,316,000 or 14%. The increase in revenue is largely due to service revenues associated with the recently acquired businesses which were not included in our results for fiscal 2009, partially offset by a decrease in blood management system sales and service revenue. Blood management products and services recorded total revenue of $14,153,000 during the nine-month period of fiscal 2010, representing a decrease of $821,000 or 5% compared to $14,974,000 in the same period of fiscal 2009. The decrease is a result primarily of lower service revenue. Medication management products and services (excluding JAC) recorded an increase in total revenue of $2,282,000 or 22% from $10,163,000 in the first nine months of fiscal 2009 to $12,445,000 in the same period of fiscal 2010. The increase is largely a result of the incremental revenue associated with the recently acquired HomeCareNet product. JAC recorded total revenues of $4,815,000 during the nine- month period ended March 31, 2010, representing an increase of $573,000 or 14%, compared to $4,242,000 in the same period of fiscal 2009. Performance management products and services recorded total revenues of $1,126,000 in the nine-month period ended March 31, 2010. ARL contributed $1,153,000 in total revenue for the nine-month period ended March 31, 2010.

System sales revenue amounted to $7,739,000 for the nine months ended March 31, 2010, an increase of $587,000 or 8%, from $7,152,000 in the same period in fiscal 2009.  System sales revenue for the blood management products was $3,044,000 for the first nine months of fiscal 2010, a decrease of $357,000 or 10%, compared to $3,401,000 in the same period of fiscal 2009. The decrease is primarily the result of fewer HCLL system sales partially offset by increased subscription sales revenue in BCT. System sales for the medication management products (excluding JAC) increased from $2,010,000 in the first nine months of fiscal 2009 to $2,541,000 in the same period of fiscal 2010, an increase of $531,000, or 26%. This increase resulted from the sale of the WORx Suite software to a large, new customer and the additional revenues related to the acquired HomeCareNet and Ascend products for the nine months ended March 31, 2010. JAC recorded system sales of $1,815,000 for the first nine-month period of fiscal 2010, representing an increase of $85,000, or 5%, compared to $1,730,000 reported for the same period in fiscal 2009. System revenue for performance management was $284,000 for the nine months ended March 31, 2010, which the Company expects to increase in the coming quarters.

Index

Service revenue increased $3,729,000, or 16%, to $26,627,000 in the first nine months of fiscal 2010 compared to $22,898,000 for the same period in fiscal 2009. Service revenue for the blood management products totaled $11,109,000 for the first nine-month period of fiscal 2010 representing a decrease of $464,000, or 4%, compared to $11,573,000 in the same period of fiscal 2009 primarily reflecting an anticipated decrease in implementation activity for the HCLL software systems. Service revenue for the medication management products (excluding JAC) increased $1,751,000 or 21% to $9,904,000 in the first nine months of fiscal 2010 compared to $8,153,000 for the same period of fiscal 2009. This increase is a result of the service revenue rebated to the HomeCareNet and Ascend products offset somewhat by fewer system implementations of WORx upgrades. Service revenue for JAC increased $488,000, or 19%, to $3,000,000 in the nine-month period of fiscal 20010 compared to $2,512,000 in the same period of fiscal 2009. This increase is primarily the result of an increase in foreign currency exchange rates and an increase by the number of ongoing implementation projects compared to the same period in fiscal 2009. Service revenue for performance management products amounted to $1,126,000 for the nine-months ended March 31, 2010. Service revenue from ARL was $1,153,000 for the nine-months ended March 31, 2010.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems remained relatively flat decreasing from $2,703,000 during the first nine months of fiscal 2009 to $2,638,000 in the same period in fiscal 2010.  The gross margin, excluding amortization of capitalized software costs, on system sales was 66% in the nine-month period of fiscal 2010 compared to 62% in the same period in fiscal 2009.   The increase in gross margin is primarily due to an improvement in the mix of higher margin proprietary system sales relative to lower margin third party sales during the first nine months of fiscal 2010 compared to the same period in fiscal 2009.

Cost of services increased $749,000, or 9%, to $8,637,000 during the first nine months of fiscal 2010 as compared to $7,888,000 in the same period of fiscal 2009.  Gross margin on service revenue increased slightly to 68% for the nine months of fiscal 2010 compared to 66% for the same period of fiscal 2009.

Amortization of capitalized software decreased $590,000, or 13%, to $3,862,000 in the first nine months of fiscal 2010 compared to $4,452,000 in the same period of fiscal 2009.  This decrease is due to decreased amortization of capitalized software costs related to fully amortized product releases.

Software development costs increased $797,000, or 28%, to $3,591,000 in fiscal 2010 compared to $2,794,000 in the same period of fiscal 2009. Expenditures for software development include amounts paid for both capitalizable and non-capitalizable development projects. This increase reflects a lower capitalization rate for product development activities in the first nine months of fiscal 2010 compared to the same period of fiscal 2009. Total expenditures for software development were $6,158,000 in the first nine-month period of fiscal 2010 compared to $5,694,000 in the same period of fiscal 2009, an increase of $464,000, or 8%. This increase is primarily a result of slightly higher investment in the blood management products during the period, development activities at JAC and the impact of the recently acquired businesses. We expect to maintain our current investment in product development in its blood management and medication management products in the near term.

SG&A expenses increased $1,650,000, or 15%, from $10,983,000 in the first nine months of fiscal 2009 to $12,633,000 in the same period of fiscal 2010.  This increase is primarily due to incremental costs associated with the recently acquired businesses.

Income tax expense increased $243,000, or 46%, from $528,000 during the first nine months of fiscal 2009 to $771,000 in the same period of fiscal 2010.  This increase occurred due to higher income before income taxes offset to some degree primarily from the recognition of research and development tax credits related to Mediware’s

Index

software development activities. During the nine months ended March 31, 2010, the Company recognized research and development credits of $374,000 contributing to an effective tax rate for the three month period ended March 31, 2010 of 25.1%.

Net income during the first nine months of fiscal 2010 was $2,293,000, compared to net income of $1,004,000 during the same period of fiscal 2009, an increase of $1,289,000, or 128%.  The improvement resulted primarily from an increase in support revenue and system sales revenue and a decrease in capitalized software amortization  partially offset by an increase in software development costs and SG&A.

Liquidity and Capital Resources

As of March 31, 2010, Mediware had cash and cash equivalents of $21,342,000 compared to $20,865,000 at June 30, 2009.  Working capital was $16,719,000 and $18,273,000 at March 31, 2010 and June 30, 2009, respectively.  The current ratio was 2.0 to 1 at March 31, 2010 compared to 2.4 to 1 at June 30, 2009.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities other than the contingent consideration related to the second quarter of fiscal 2010.

Cash provided by operating activities was $8,905,000 during the first nine months of fiscal year 2010 compared to $6,893,000 during the same period of fiscal 2009.  The increase in cash provided by operating activities is primarily due to an increase in net income and customer advances partially offset by slower collection of accounts receivable.

Cash used in investing activities was $8,749,000 during the first nine months of fiscal 2010 compared to $7,068,000 during the same period a year ago. The increase in cash used in investing activities is primarily attributable to increased acquisition of businesses. During the first nine months of fiscal 2010, Mediware paid a total of $6,080,000 in connection with three business acquisitions during the fiscal period, one acquisition consumated in the prior fiscal year and related expenses. In the fiscal 2009 period, the Company paid $3,483,000 in connection with one business acquisition and associated expenses during the period.

Cash provided from financing activities was $610,000 during the first nine months of fiscal 2010 compared to cash used in financing activities of $104,000 during the same period of fiscal 2009. The cash provided from financing activities in the first nine months of fiscal 2010 was primarily from stock option exercises and related tax benefits. The cash used for financing activities in the 2009 period is attributable to stock repurchases under our Share Repurchase Program. There were no stock repurchases during the fiscal 2010 period.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, contingent consideration payable for the acquired businesses, any additional stock repurchases and other strategic initiatives.

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

Mediware is subject to market risks from interest rates due to the fluctuating rates paid on its cash equivalent balances and foreign currency fluctuations due to the operations of JAC. Mediware has observed increased volatility in market rates over the last several quarters. To date, Mediware has not entered into any derivative financial instruments or engaged in other hedging transactions to reduce its exposure to such risks.

Interest Rate Risk

Mediware is exposed to the impact of interest rate changes because of its substantial cash equivalent balances.  These balances are not held for trading purposes.

	Balance at March 31, 2010 ($ in 000)	Effective Interest Rate at March 31, 2009	Effect of 1% Change ($ in 000)
Cash Equivalents	$21,342	0.2%	$213

At March 31, 2010, a 1% decrease in the current per annum interest rate for our cash equivalents each would result in $213,000 less interest income during the next fiscal year.  The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of March 31, 2010.  The calculation, therefore, does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

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

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 15% of Mediware’s consolidated revenue for each of the three-month periods ended March 31, 2010 and 2009, and 14% for the each of the nine-month periods ended March 31, 2010 and 2009. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results. Assets and liabilities for JAC are recorded in the local currency. Any foreign currency impact from translating assets and liabilities into dollars is included as a component of stockholders’ equity. Our net income for the three and nine-months ended March 31, 2010 was negatively impacted by a $5,000 and $11,000 foreign currency movement, respectively, and was negatively impacted by a

Index

$7,000 and $180,000 foreign currency movement, respectively, for the three-months and nine-months ended March 31, 2009.  These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report. Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of March 31, 2010.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the nine months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. Notwithstanding the foregoing, Mediware reported the departure of Mr. Mark Williams, the Company’s former Chief Financial Officer, effective as of November 4, 2009. Mr. Robert Watkins, the Company’s controller, acted as the Company’s principal financial and accounting officer. Mr. Michael Martens became the Company Chief Financial Officer in February 2010. Inherent with any change in management is a change in understanding of the control environment and the internal controls. Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item1A.	RISK FACTORS

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

Index

ITEM 6.	EXHIBITS

Exhibit 10.1	Employment Agreement, effective as of February 10, 2010, between Mediware Information Systems, Inc. and Michael Martens Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2010

Exhibit 10.2	Form of Stock Option Agreement Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2010.

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

May 4, 2010	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

May 4, 2010	/s/ MICHAEL MARTENS
Date	MICHAEL MARTENS
CHIEF FINANCIAL OFFICER