Form 10-K
period 2010-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2010-09-08
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on December 31, 2009 as reported on the Nasdaq Capital Market, was approximately $58,410,000.

The number of shares outstanding of the registrant's common stock, as of August 20, 2010, was 7,967,367 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

PART I

Item 1.  Business.

Overview

Mediware Information Systems, Inc. (including its subsidiaries, “Mediware” or the “Company”) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas.  The Company maintains an Internet website at www.mediware.com, at which reports filed with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Securities Exchange Act”) can be obtained under “Investor Relations” without charge as soon as reasonably practicable after filed or furnished with the SEC.  The Company may also post at its website additional information important to its shareholders and to potential investors.  Information on or linked to the Company website is not incorporated by reference into this Annual Report on Form 10-K.  Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

Mediware licenses, implements and supports clinical and performance management information solutions and other services to healthcare facilities.  The Company licenses its blood and biologics management solutions to hospitals. Mediware licenses its blood donor recruitment and management solutions to blood donor and plasma donor centers through its Blood Center Technologies business group, formed during its fiscal year ended June 30, 2009.  The Company’s medication management solutions are licensed to hospitals, long-term care, specialty pharmacy, home infusion, alternate care and behavioral health facilities.  The Company’s home infusion, specialty pharmacy and alternate care products and services are licensed through the Company’s Alternate Care Solutions (ACS) business group, formed during fiscal 2010.   ACS also provides billing and collection services to the home infusion market.   The Company licenses performance management software to hospitals, blood and plasma centers and alternate care facilities.

The software systems that Mediware provides to its customers typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware.  Mediware generally licenses its blood management and biologics management software systems and certain of its medication management software systems to customers on a perpetual basis.  Customers that license the software on a perpetual basis typically make an up-front payment for the software license fees and payments for support services on an annual basis.     In contrast, Mediware generally provides its blood and plasma center solutions and certain of its medication management software systems and its recently acquired alternate care products on a monthly subscription or term license basis.  These customers pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software.  Under both payment models, customers may purchase services, including implementation and additional consultation services, for additional fees which are generally billed as incurred.  However, beginning in fiscal 2010, the Company initiated its “maintenance plus” program through which customers may pay an annual amount for additional services which historically have been paid on an as incurred basis.  The performance management software is licensed on both a perpetual and subscription basis.

Mediware markets its performance management, blood donor and its blood and biologic management products primarily in the United States.  The Company markets its medication management solutions in the United States and in the United Kingdom, with different software systems designed for the specific requirements of each market.  The Company has operations in the United Kingdom relating to the systems licensed and sold in that market as well as Ireland and South Africa.  All other operations are in the United States.

The Healthcare Information Systems Industry

The healthcare industry, like other United States industries, has been impacted by the global economic downturn.   Consequently, the Company believes its customers remain cautious with their capital investments and are focused on ensuring that any significant spending has a demonstrable return on investment, provides clear improvements to patient safety or addresses developing government or industry standards.   Mediware believes that its products are well positioned to address each of these areas.

Of specific importance to near term investment is the American Recovery and Reinvestment Act (ARRA), which became effective in 2009. This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  A part of ARRA designated the Health Information Technology for Economic and Clinical Health Act (HITECH) provides for roughly $2 billion in ‘jump start’ funding that the Department of Health and Human Services is to distribute over a two year time frame beginning in 2011.  ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the ‘meaningful use’ of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.

The government spending is intended to reduce inefficiencies and improve patient care through the use of technologies.  ARRA, and specifically HITECH, increases the pressure on hospitals and care providing institutions to adopt technology. HITECH provides funding for facilities to launch improvement projects associated with the ‘meaningful use’ of key information technologies. Qualifying hospitals can receive payments over a period of approximately four or five years beginning in 2011 based on their use of certified health information technology systems.   HITECH also provides financial penalties to hospitals by reducing Medicare reimbursement payments for hospitals that do not comply with certain “meaningful use” requirements by 2015.

Competition in the market for clinical information systems is intense, and increased government spending may entice more companies to enter the marketplace.  The principal competitive factors are the functionality of the system, its design and capabilities, site references, the demonstrated need, ability to install, process redesign capabilities, reputation, software platform, the potential for enhancements, price, departmental versus enterprise sales and salesmanship.  Another key factor is the strategic position the incumbent, or major healthcare information systems vendor, has in the customer site. Different dynamics and competitors, however, affect each of the Company's products and each sale.

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

The Company’s product strategy is to address targeted clinical areas with “suites” of applications that provide clinicians one data environment for the information relating to the prescribing, preparation, and administration of drug, blood and/or biologics therapies. Mediware’s products manage each step of the therapeutic process in one system environment, including: ordering, fulfillment, administration, and documentation, to provide care providers a Closed Loop® for blood and medication therapies.   The process-centric integrated data environments provided by Mediware’s blood, biologic and medication management solutions seamlessly extend the discipline and controls of the pharmacy and blood bank to patient units and other venues where adverse events occur. The Company believes this ClosedLoop® process differentiates it from the industry’s catalog and “best of breed” vendors.

Mediware’s products have been focused on addressing the needs of the acute care hospital market and the blood center market.  By adding medication management solutions through an acquisition in November 2008, we expanded our product offerings for the small and medium hospitals, specialty pharmacy and home infusion markets.  Following acquisitions in fiscal 2009 and 2010, the Company has positioned itself to also address the needs of the home infusion, specialty pharmacy and alternate care markets. Mediware believes that its business will be able to take advantage of these markets by leveraging its clinical and product strengths outside of the acute care setting and across alternate care settings.

To focus on the unique needs of the blood center market segment, on July 8, 2008 Mediware announced the launch of Blood Center Technologies. Mediware’s Blood Center Technologies business unit is a customer focused team intended to drive growth as Mediware expands its focus in the blood and plasma donor markets.  Through two acquisitions consummated on December 11, 2009, Mediware greatly increased its presence in the alternate care market and subsequently formed the ACS business unit to capitalize on the growing strength of its product offerings in that category.

By adding a performance management solution to its product offerings through an acquisition in June 2009, Mediware believes that it further strengthened its clinical suite offerings in its existing medication management and blood and biologics markets, as well as acquired tools to broaden its customer base to include the broader healthcare market.    This performance management software can aggregate information stored in Mediware’s blood, biologics and medication management products for easy reporting and analysis at the departmental level, thereby further strengthening its product offering in its long-standing markets.  The software can also draw information from disparate systems across a healthcare enterprise beyond Mediware’s historic blood and medication management customers.

Blood and Biologics Management Products

Hospital Transfusion and Donor Products

The Company supplies information and management software systems to hospital blood banks and transfusion centers.  Hospitals face pressures to manage blood inventory and improve the safety of the blood supply.  Their focus is on reducing errors, improving screening, increasing throughput and cost efficiencies and addressing an ongoing personnel shortage.  These pressures exist despite pressures across the healthcare industry to reduce costs.  Mediware's blood management software systems are intended to help hospitals and blood centers address these issues by reducing costs through automation, including report production, decreased paperwork, and billing.  The Company's products are also designed to improve blood supply safety through the use of user-defined truth tables, among other features.

The Company’s flagship blood transfusion product is the HCLL™ transfusion software.  Mediware also provides its hospital customers its complementary HCLL™ donor software module for use in hospital-based donor centers. The HCLL software (HCLL Transfusion and HCLL Donor) addresses blood donor recruitment, blood processing and transfusion activities for hospitals and medical centers.  These systems are designed to be user intuitive, scalable, and support product management, resource management, quality control and testing.  They include advanced data mining and data management intelligence capabilities, which can be utilized by facilities of all sizes, including, small hospitals, large medical centers, multi-facility enterprises and central transfusion services.  HCLL software also can address the needs of hospitals for operating centralized transfusion services, an area that is key to controlling the rising cost of blood products.

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

Blood Center Technologies

The Company also provides software tools and services to large, complex blood centers for donor targeting, donor recruitment, donation management, unit testing, blood component manufacturing, inventory control, sales and distribution.  This is accomplished through a combination of the Company’s 510(k) cleared LifeTrak® software and a set of robust client relationship and recruiting software products and capabilities.  The combination of products and capabilities enable the Company to deliver an integrated software solution for blood centers to improve collections and efficiency throughout the entire process from blood donor recruitment to hospital distribution and transfusion.   The combination of the clinical capabilities of the LifeTrak software and the effective CRM technologies that enable blood centers to improve the effectiveness of coordinated blood drive campaigns provide a compelling set of solutions to our customers.  Mediware has also added additional e-learning content and certification tracking technologies through an acquisition consummated in the quarter ended March 31, 2010.

Biologics Products

Hospitals are beginning to face the same pressures to manage biologic product inventory and improve safety by reducing errors, improving screening and increasing throughput and cost efficiencies as they have faced with blood products for years.  In June 2008, Mediware released BiologiCare™, the Company’s first generation bone, tissue and cellular product tracking software.  The software leverages the HCLL software platform and Mediware’s blood banking expertise to address the important needs of hospitals as they begin to manage bone, tissue, cord blood stem cells and other biologic products.  BiologiCare is designed specifically to track and manage transplantable materials in hospitals, surgery centers and other healthcare facilities. The products enable users to document donors, tissue vendors and tissue recipients and to comply with current regulations regarding transplantable materials.  With the introduction of BiologiCare, Mediware believes it is positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with Mediware’s HCLL software or operate on a stand-alone basis.

The Company continues to concentrate on growing all aspects of its blood management business: hospital transfusion and donor products, biologics products and blood center technology products.  In addition to its sale of software, the Company generates revenue from professional services and post-contract support.

The blood and biologics management products are marketed primarily through the Company’s direct sales force.  The blood and biologics management products compete primarily with vendors of Laboratory Information Systems (“LIS”) providing a blood bank subsystem as a part of their laboratory product, as well as other companies that market stand-alone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company.  We believe these competitors include Cerner, McKesson, and Meditech.   Mediware believes that stand-alone laboratory or blood bank vendors include Sunquest, Haemonetics and SCC Soft.  On the blood donor side of the business, Mediware competes against several of the companies listed above as well as Blood Bank Computer Services Company, MAK and others.

Medication Management Products

The Company supplies medication management solutions to hospitals, mental health facilities, specialty pharmacies, home infusion facilities and other institutions that require the administration and management of medication.  The Company’s medication management solutions are designed to help customers improve patient safety while reducing costs and improving clinical documentation.  Additionally, the solutions help medical facilities comply with increasing regulatory and governmental requirements.

Hospital Pharmacy and Medication Management Products

The Company’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx®, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx software has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  The product's market acceptance encompasses multi-facility healthcare systems, university hospitals and large state behavioral health institutions.  An acquisition in November 2008 expanded Mediware’s product offering by adding Ascend, a pharmacy solution that meets the needs of small and medium size hospital facilities.  The Company currently offers the WORx product line to larger acute care hospitals and state behavioral health facilities, while offering the Ascend product line to the small and medium size hospital markets.

The Company’s MediCOE™ and MediMAR® products are fully integrated with the WORx software and provide a complete ClosedLoop® drug therapy management system with a physician order entry module (MediCOE) and nurse point of care administration and bedside documentation module (MediMAR).  Through MediCOE software, potential problems can be identified by the clinician at order entry and can be corrected or explained at the point of care.  The MediMAR software uses bar code, wireless, handheld, and other technologies to allow caregivers efficient and accurate methods to document patient medication administration and provide nurses additional safety measures at the point of care.

To expand the Company’s capabilities and address a new industry mandate, the Company introduced MediREC™ in March 2007.  This medication management product assists in achieving compliance with a Joint Commission mandate, which requires hospitals to document all of a patient’s home medications when a patient is admitted or enters the emergency room, and to reconcile that list with the medications prescribed in the hospital.  That process must be repeated each time the patient is transferred within the hospital and again when the patient is discharged.

The Company continues to target its large WORx software customer base and new customers with the MediCOE, MediMAR and MediREC products.  MediMAR, MediCOE and MediREC software products can provide fully integrated medication management solutions and are particularly well suited for large academic medical centers and behavioral health settings that benefit from the robust nature of the software’s functionality.

Selling the Company’s full suite of medication management products (WORx, MediMAR, MediCOE and MediREC) is a complex process involving multiple hospital departments.  On the other hand, Ascend requires substantially smaller financial commitments from customers and is priced based on a monthly pricing model.  Generally, Ascend, is sold to smaller and medium sized hospitals.

The medication management products are marketed directly through the Company’s sales force and other marketing channels, including reseller agreements with distribution partners and focused sales channels.  The Company’s medication management products compete against the products of niche competitors’ and some of the largest providers of healthcare information technology, including Cerner, General Electric, Siemens, Eclipsys and others.

Alternate Care

Mediware’s ACS product offerings currently include: home infusion software, specialty pharmacy software, home medical equipment software, and home healthcare software, as well as billing and collections services that are focused on the alternate care markets. These offerings are largely the combination of the home infusion offering that Mediware acquired in 2008 and the home infusion, specialty pharmacy and alternate care products acquired December 11, 2009.

The Company’s ACS products compete in a niche market against a myriad of smaller software vendors and niche providers, including FastTrack, Definitive Healthcare Solutions, Inc. and CareCentric. These companies often have loyal customers, but generally have fewer resources and, the Company believes, less robust products than Mediware. Consequently, Mediware believes it is well-positioned to be very competitive in the alternate care markets. Mediware currently markets products to the alternate care market through its direct sales force.

United Kingdom

The Company's United Kingdom operating business is JAC Computer Services, Ltd. (JAC).  JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC’s product offering includes JAC’s Pharmacy Management system and Electronic Prescribing™ module.  The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration.  This module allows hospitals to improve patient safety relevant to medication management.   The JAC’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing.

JAC competes against some of the larger healthcare IT providers in the UK as well as smaller niche vendors.  Among JAC’s competitors are Ascribe, Cerner, iSoft and CIS Healthcare Ltd.  These companies often have loyal customers, but generally are not as well positioned in the marketplace as JAC. Consequently, Mediware believes JAC will continue to perform well. JAC currently markets products primarily through its direct sales force.

Performance Management Products

Through a business acquisition on June 18, 2009, Mediware added the Insight™ software system to its portfolio of products.   The software tracks performance metrics to assist healthcare managers to actively manage performance and improve the overall efficiency of their organizations.  The Insight system collects data from the disparate information systems across a hospital to create understandable graphical dashboards.  The Insight system complements Mediware’s medication and blood and biologics product offerings and Mediware believes that Insight may help differentiate our products from other blood management and medication management systems.  The Company is marketing Insight to current customers to help them manage their medication and blood requirements.  The Insight system can also be marketed and sold on an enterprise-wide, stand-alone basis, which Mediware expects will help it to gain a footprint and customer base outside of our historical blood and medication markets.

When sold in conjunction with Mediware’s other products, the Company’s Insight products compete against all of the same competitors as our medication management and blood and biologics products.  On enterprise sales, the Company expects to compete against products of other small niche vendors, as well as some of the largest providers of healthcare information technology, including Cerner, McKesson, General Electric, Siemens, Eclipsys and others who we expect will begin to provide Performance Management solutions.  The Company sells its Performance Management products through a direct sales force.

Research and Development

Expenditures for software development include amounts paid for both capitalizable and non-capitalizable development projects.  Expenditures for software development for fiscal 2010, 2009 and 2008 were $8,736,000, $7,771,000 and $7,418,000, respectively.  Of the total expenditures during fiscal 2010, 2009 and 2008, $3,820,000, $3,829,000 and $3,244,000, respectively, were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Employees

As of June 30, 2010, the Company had 275 full-time employees of which 249 were employed domestically.  None of the Company's employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base.  The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects. At June 30, 2010, there were 16 consultants working on various projects.

Seasonality

The Company's operations are generally not subject to seasonal fluctuations.

Segment and Geographic Information

Mediware operates one reporting segment, as further described in Note 14 Segment Information in the Notes to our Consolidated Financial Statements.

Geographic Information
(Amounts in thousands)
	For Year Ended June 30,
	2010	2009	2008
Revenue
United States	$41,269	$34,815	$33,594
United Kingdom	6,347	5,870	5,843
Total	$47,616	$40,685	$39,437

	As of June 30,
	2010	2009	2008
Long-lived assets
United States	$31,833	$28,024	$25,648
United Kingdom	569	538	516
Total	$32,402	$28,562	$26,164

The Company believes that the principal risks distinguishing its foreign operations are described in Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Backlog

At June 30, 2010, the Company had a backlog of $23,754,000, of which $1,817,000 related to contracted software and hardware sales and $21,937,000 related to implementation, training and deferred support and maintenance services.  Software sales and services backlog consist of products and services sold under signed contracts, which have not yet been recognized as revenue.  At June 30, 2009, the Company had a backlog of $24,076,000, of which $594,000 related to contracted software and hardware sales and $23,482,000 related to implementation, training and deferred support and maintenance services.  Depending upon the individual contract, the customer may have the ability to cancel the purchase of software and services prior to delivery.

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

FDA Regulation of Blood Products

The U.S. Food and Drug Administration (FDA) regulates blood center computer software products as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. The FDA requires blood tracking application software vendors to submit a 510(k) application for review upon product creation, modification affecting safety and soundness and certain other modifications that are not well defined.  Several of Mediware’s blood management products have obtained 510(k) clearance.  As a medical device manufacturer, Mediware is required to register with the Center for Biologics Evaluation and Research (CBER), list its medical devices, and submit a pre-market notification or application for pre-market review.  In addition, Mediware is required to follow applicable Quality System Regulations of the FDA, which include testing, control and documentation requirements.

The FDA enforces compliance by using recalls, seizures, injunctions, civil fines and criminal prosecutions. Unsatisfactory compliance and the inability to timely remedy any non-compliance could therefore have material adverse consequences.  If the FDA expands its scope of regulation to other products, it would be costly to implement the FDA Quality Systems Regulation procedures.  Furthermore, any new blood management products or modifications of existing products may not be approved by the FDA, which would diminish the value of the research and development for those products.  Mediware dedicates substantial time and resources to comply with guidelines and regulations applicable to its blood management products.

The HITECH Act

The HITECH Act provides financial incentives for hospitals and doctors that are "meaningful users" of electronic health records, which includes use of health information technology systems that are "certified" according to technical standards developed under the supervision of the Secretary of Health and Human Services. Hospitals that use certified health information technology systems may receive significant aggregate payments over a period of approximately four or five years beginning in 2011. These payments may be significant and will provide a strong incentive to many hospitals and doctors to implement certified health information technology systems. The HITECH Act also provides for financial penalties in the form of reduced Medicare reimbursement payments for hospitals and doctors that have not become "meaningful users" of these systems by 2015. Mediware is working to ensure that its relevant products meet the applicable certification standards so that our customers receive the full benefit of the HITECH Act.  If we fail to achieve the appropriate certification standards, the Company could face adverse consequences as its customers look to other certified vendors.

CCHIT

The U.S. Department of Health & Human Services initiatives have, among other things, led to the creation of the private-sector Certification Commission for Health Information Technology (CCHIT), which is a recognized certification body in the United States for health information technology products. CCHIT develops a set of private sector determined criteria for electronic health record functionality, interoperability, reliability and security, and is inspecting electronic health record software to determine its performance against these criteria.  CCHIT provides certifications to those entities whose products have satisfied the criteria. CCHIT criteria will be used to assess health information technology systems for certification under the HITECH Act.   Failing to be aware of the CCHIT certification requirements and complying as appropriate, could have an adverse impact on the Company.

HIPAA

The U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA) seeks to impose national health data standards on covered entities. The HIPAA standards prescribe, among other things, transaction formats and code sets for electronic health transactions in order to protect individual privacy by limiting the uses and disclosure of individually identifiable health information. HIPAA also requires the implementation of administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.    Beginning on February 17, 2010, the HITECH provisions of the ARRA, broadened the scope of HIPAA by expanding the class of persons that are subject to HIPAA requirements to include service and product providers such as Mediware, providing breach notification requirements, restricting the instances in which personal health data may be disclosed and augmenting the enforcement provisions.  In addition, many states have passed or are evaluating local versions of HIPAA.  Evolving HIPAA-related laws or regulations could restrict the ability of customers to obtain, use or disseminate patient information.  Mediware believes that a violation of the HIPAA requirements could have a material adverse impact on its business.   Accordingly, Mediware expends substantial time and resources to address HIPAA compliance.

E-prescription

The use of Mediware’s solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. In addition, in November 2005, the Department of Health and Human Services/CMS announced regulations related to “E-Prescribing and the Prescription Drug Program,” which set forth standards for the transmission of electronic prescriptions.  These E-Prescribing Regulations were mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The final regulations adopted two standards effective January 2006. A second and final set of additional e-prescribing transaction standards was published on April 2, 2008 and became effective on April 1, 2009. These standards are complex and cover transactions between prescribers and dispensers for prescriptions and electronic eligibility and benefits inquiries and drug formulary and benefit coverage information.  Mediware’s efforts to provide software that assists customers to comply with these regulations is costly.  If Mediware fails to accurately adjust its software solutions or meet customer needs, there could be a material impact on its business.

Medicare/Medicaid

Some of Mediware’s medication management products and services assist customers with the submission of claims to payers.  The claims are governed by federal and state laws, including regulations relating to Medicare and Medicaid. Mediware’s solutions are capable of electronically transmitting claims for services and items rendered to certain payers for approval and reimbursement. Federal law provides civil liability to any person that knowingly submits a claim to a payer, including, for example, Medicare, Medicaid and private health plans, seeking payment for any services or items that have not been provided to the patient. Federal law may also impose criminal penalties for the submission of false claims intentionally.   Federal and state governments and regulatory authorities continue to increase scrutiny over practices involving healthcare fraud affecting healthcare providers whose services are reimbursed.   Mediware’s customers are further subject to laws and regulations on fraud and abuse which restrict remuneration and referrals.

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

Internet Privacy

Some of our Blood Center Technologies products rely upon electronic mail and are therefore subject to laws and regulations relating to user privacy and information security.  In addition, many states have passed laws requiring notification to users when there is a security breach for personal data.  Any failure of Mediware’s products to comply with these laws may subject Mediware to significant liabilities or proceedings by governmental authorities. In addition, the interpretation of user privacy and information security laws is unclear and in a state of flux. Mediware expects to expend additional time and capital in an effort to address these evolving data security and privacy issues.  Further, any failure to protect privacy and data could result in a loss of customer or user confidence.

The Joint Commission

The Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations), is an independent non-profit organization that provides evaluation and accreditation for healthcare organizations in the United States.  The Joint Commission develops standards and protocols that are used to evaluate hospitals.  A hospital’s failure to meet Joint Commission standards could result in the loss of Medicare and Medicaid reimbursement revenue.  Satisfaction of the Joint Commission standard is a key to success for Mediware’s medication management products.

ISBT

The American Association of Blood Banks (AABB) has adopted a global standard for the labeling of blood products collected and used throughout the United States, called ISBT (International Society of Blood Transfusion) 128, to improve the identification and processing of human blood, tissue and organ products across international borders and disparate health care systems. AABB accredited blood centers and hospital transfusion services were required to implement this standard by May 1, 2008.  Mediware’s LifeTrak and BiologiCare products support ISBT 128.

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

Our newly acquired performance management software is Insight; our latest medication management products are HomeCareNet, Ascend, MediMAR, MediCOE and MediREC, and our newest blood and biologics management products are BiologiCare, BloodSafe and blood and plasma donor center products.  We are now targeting our existing software customer base and other potential customers for the sale of these products.  There is no assurance that the marketplace will accept our strategy or these products.  In addition, the sales for the full suite of medication management products and broader enterprise-wide sales of Insight require broad acceptance throughout the hospital and reflect changes in workflows that create longer sales cycles.  In the event that our new products are not accepted in the marketplace, our system sales would suffer, our service revenues for these products would be diminished and our investment in developing, as well as marketing, these products could be impaired.

Our strategy includes licensing ClosedLoop® products to customers, which requires customer acceptance of our products and strategy.

While we believe that each of our products is positioned to succeed in the market place, there is no assurance that customers will accept our ClosedLoop® strategy or accept our products to the extent that we expect. If our customers instead select a single-vendor, enterprise-wide system that automates all functions of the hospital, rather than the specific processes targeted by our products, our sales will decrease.

We may not be able to manage or successfully integrate acquired businesses and technologies.

We consummated strategic acquisitions in the past and may pursue additional strategic acquisitions in the future, and we may not be able to successfully manage our operations if we fail to successfully integrate acquired businesses and technologies.

As part of our business strategy, we may seek and complete strategic business acquisitions that are complementary to our business. During the three years ended June 30, 2010, we consummated six strategic acquisitions.  Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

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

Approximately 25% of total revenues for the year ended June 30, 2010 related to our medication management products and services is the result of business conducted in the United Kingdom. These foreign operations encounter risks and uncertainties specific to the United Kingdom such as:

•	government spending, including uncertainties relating to the impact of recent changes to the Connecting for Health

•	regulation of our products, customers and employees

•	uncertain contract terms, conditions and risks

•	trade protection regulation

•	taxation

•	economic conditions

•	customer demands and payment practices and

•	changing competitors.

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

We license or purchase intellectual property and technology such as software, hardware and content from third parties, including some competitors, and incorporate software, hardware, and/or content into or sell it in conjunction with our solutions, devices and services.  Some third party material (provided by IBM, Intersystems, FirstDataBank, Haemonetics and others) is critical to the operation and delivery of several of our products.  Most of our agreements will expire within one to five years.  If upon the expiration of our current agreements, any of the third party suppliers were to change product offerings, significantly increase prices or terminate our licenses or supply contracts, we might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. Furthermore, adaptation would take time and initial adaptations may be imperfect and/or products may be inoperable or perform poorly as a result. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases for any reason (including disputes about licensing terms or the cost of providing the products to our customers), our gross margin levels could significantly decrease. In addition, interruption in functionality of our solutions, devices and services as a result of changes in third party suppliers could adversely affect future sales or result in contract claims that could require Mediware to pay damages.

We may experience interruption at our data centers or client support facilities.

We offer our customers hosting services for some of our software offerings and expect to expand these offerings.  Our hosting services may include the storage of critical patient and administrative data. In addition, we provide support services to our clients through various client support facilities. Failure of generators, impairment of telecommunications lines, or any damage to the buildings, the equipment inside the buildings housing our hosting centers, the client data contained therein or the personnel trained to operate such facilities could disrupt our operations and negatively impact customers who depend on us for data center and system support services. Any interruption in operations at our data centers or client support facilities could damage our reputation, impact our expansion plans, cause us to lose existing clients, hurt our ability to obtain new clients, result in revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

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

The market for healthcare information systems is extremely competitive. Our competitors include Siemens AG, McKesson Corporation, Eclypsis Corporation, Misys PLC, Haemonetics, SCC Soft Computer, Cerner Corporation and GE Healthcare, each of which offers products that compete with certain of our offerings. Many of our competitors have greater financial, technical, product development, sales and marketing resources. A number of factors determine success or failure in our markets, including:

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

Our success depends upon the recruitment and retention of key personnel and consultants.

To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects. Competition for such personnel in our industries is intense in both the United States and abroad. Our failure to attract additional qualified personnel to meet our personnel needs could have a material adverse effect on our prospects for long-term growth. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact on our business and results of operations, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.

New and changing government regulation creates compliance challenges and may increase our costs.

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. For example, certain of our products may need to comply with certification requirements set forth by CCHIT, as well as certification standards under HITECH, which was passed in 2009, in order to appeal to new customers or to continue to appeal to existing customers.  Beginning on February 17, 2010, HITECH broadened the scope of HIPAA by expanding the class of persons that are subject to HIPAA requirements to include service and product providers such as Mediware, providing breach notification requirements, restricting the instances in which personal health data may be disclosed and augmenting the enforcement provisions.

Certain of our products are currently subject to regulation, including those relating to blood management products, electronic prescriptions and electronic communication.  Many healthcare laws, including those related to reimbursement by Medicare, Medicaid and other government programs, are complex and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services and technology solutions that we provide. However, these laws and regulations may nonetheless be applied to our products and services.  Certain of our blood management products are subject to FDA review upon their creation, modification affecting safety and soundness and other modifications that are not well defined  and are subject to the FDA’s on-going Quality Systems Regulation procedures.  In addition, our solutions for physicians concerning electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing are governed by various state and federal “E Prescribing” laws, and our claims submission solutions are subject to different federal laws.  These laws and regulations may be applied to our products and services in a manner that we do not anticipate.  Furthermore, the laws are constantly evolving and we cannot predict the effects of future legislative and regulatory actions.

The regulatory regimes to which we are subject, and the evolving nature of the applicable laws, has several important implications for us. First, we have invested resources in conforming our products to the applicable standards and further significant investment will be required as certification standards evolve.  We are currently seeking certification of certain of our products under HITECH. Second, new customers often require that our software will be certified according to applicable standards.  Our failure to comply could result in costly contract breach and jeopardize our relationships with customers.  Third, if for some reason we are not able to comply with applicable standards in a timely fashion after their issuance, our products will be at a severe competitive disadvantage in the market.  Finally, if any of our customers fails to satisfy applicable standards, we could become involved in government investigations or legal actions.

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

Our client agreements typically provide warranties concerning material errors and other matters. Failure of our software to meet these warranties could constitute a material breach under our customer agreements, allowing in many cases the customer to terminate the agreement and possibly obtain a refund and/or damages, or might require us to incur additional expense in order to make the software solution or healthcare device meet these criteria. Our client agreements generally limit our liability arising from such claims but such limits may not be enforceable in certain jurisdictions or circumstances. A successful material claim brought against us, if uninsured or under-insured could materially harm our business, results of operations and financial condition.

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

The sales for the medication management ClosedLoop® products involve more hospital departments and longer implementation cycles. This exacerbates many of the foregoing risks.

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

Two of our shareholders, Lawrence E. Auriana and Constellation Software Inc. ("Constellation"), reported owning or controlling, together with their affiliates, approximately 30.9% on July 9, 2010 and 22.8% on July 16, 2010, respectively of our outstanding common stock. As a result, if Mr. Auriana and Constellation were to act in concert they would be able to influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders. This concentration of ownership could delay, defer or prevent a change in control of Mediware or impede a merger, consolidation, takeover or other business combination which a shareholder, may otherwise view favorably.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company's corporate headquarters are located in Lenexa, Kansas, where it occupies approximately 18,000 square feet of leased space. The Company also leases office space in Oak Brook, Illinois (approximately 16,000 square feet), Jacksonville, Florida (approximately 4,300 square feet), Santa Rosa, California (approximately 4,100 square feet), Atlanta, Georgia (approximately 3,600 square feet), Cranston, Rhode Island (approximately 4,100 square feet) and Andover, Massachusetts (approximately 11,200 square feet).  The Company's United Kingdom operations are headquartered in Basildon, Essex, where it occupies leased space totaling approximately 6,000 square feet.

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

Item 4. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “MEDW.”

The following table sets forth the high and low sales prices for the Company's common stock for each quarterly period of the fiscal years ended June 30, 2010 and 2009, as reported by Nasdaq.

	2010		2009
	High	Low	High	Low

First Quarter	$7.49	$4.80	$6.13	$5.18
Second Quarter	$7.89	$5.95	$5.76	$3.06
Third Quarter	$9.47	$6.62	$5.33	$3.97
Fourth Quarter	$9.99	$8.50	$6.15	$3.96

As of August 31, 2010, there were approximately 1,191 shareholders of record of the Company's common stock. To date, the Company has not paid dividends to its shareholders.  The Company does not currently intend to pay dividends, but it may review the benefits of paying dividends in the future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	846,000	$8.69	967,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	846,000	$8.69	967,000

Stock Comparison Graph

The following chart compares the cumulative total shareholder return on Mediware's common stock based on the closing bid price of Mediware's common stock for the five years ended June 30, 2010, with the cumulative total returns for the Russell 2000 Index and the Nasdaq Computer & Data Processing Services Stocks Index over the same period.  The comparison assumes $100 invested in Mediware's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.  The stock price performance shown on the chart is not necessarily indicative of future performance.

	6/05	6/06	6/07	6/08	6/09	6/10

Mediware Information Systems, Inc.	$100.00	$96.89	$72.29	$58.73	$61.75	$90.36
Russell 2000	$100.00	$114.58	$133.41	$111.80	$83.84	$101.85
NASDAQ Computer & Data Processing	$100.00	$103.51	$129.01	$120.59	$104.61	$112.36

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated financial information.  The financial information for the fiscal years ended June 30, 2010, 2009 and 2008 and as of June 30, 2010 and 2009 is derived from audited financial statements that appear elsewhere in this Annual Report on Form 10-K.  The financial information for the fiscal years ended June 30, 2007 and 2006, and as of June 30, 2008, 2007 and 2006 is derived from audited financial statements that do not appear in this Annual Report on Form 10-K.

You should read the following information in conjunction with our financial statements and notes thereto and the information set forth under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  (All data in the following table is in thousands, except for per share data.)

Statements of Operations Data
For the years ended June 30,
	2010	2009	2008	2007	2006
Revenue
System sales	$10,918	$10,091	$11,612	$15,803	$12,164
Services	36,698	30,594	27,825	25,389	25,707

Total revenue	47,616	40,685	39,437	41,192	37,871

Cost of sales
Cost of systems (1)	3,558	3,766	3,092	2,905	2,197
Cost of services (1)	12,073	10,379	9,241	8,348	7,483

Total cost of sales	15,631	14,145	12,333	11,253	9,680

Gross profit (1)	31,985	26,540	27,104	29,939	28,191

Amortization of capitalized software	4,966	5,843	5,737	5,427	4,828
Software development costs	4,916	3,942	4,174	4,062	4,255
Selling, general and administrative	17,486	14,605	16,717	17,978	16,114
Net interest and other income	(41)	(347)	(847)	(1,145)	(677)

Income before income taxes	4,658	2,497	1,323	3,617	3,671

Income tax expense	(1,416)	(923)	(595)	(1,291)	(1,343)

Net income	$3,242	$1,574	$728	$2,326	$2,328

Net income per common share
Basic	$0.41	$0.21	$0.09	$0.29	$0.29

Diluted	$0.41	$0.20	$0.09	$0.28	$0.28

Weighted average common shares outstanding
Basic	7,838	7,651	7,961	8,122	8,009
Diluted	7,958	7,967	8,305	8,427	8,288

Balance Sheet Data
As of June 30,	2010	2009	2008	2007	2006

Cash and cash equivalents	$23,340	$20,865	$22,741	$22,789	$18,996
Working capital	18,726	18,273	18,995	24,334	18,095
Total assets	69,420	60,119	57,628	59,320	53,723
Debt	-	-	-	4	29
Common stock and APIC	34,963	33,153	32,237	31,505	30,425
Retained Earnings	15,679	12,437	10,863	10,413	8,087
Total stockholders' equity	46,700	41,897	39,891	42,031	38,501

(1) Excludes amortization of capitalized software costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Executive Overview

Mediware licenses, implements and supports clinical and performance management information solutions and other services to healthcare facilities.  We license our blood and biologics management solutions to hospitals.  We license blood donor recruitment and management solutions to blood donor and plasma donor centers through our Blood Center Technologies business group, formed during the fiscal year ended June 30, 2009.  The Company’s medication management solutions are licensed to hospitals, long-term care, specialty pharmacy, home infusion, alternate care and behavioral health facilities.  Our home infusion, specialty pharmacy and alternate care products and services are licensed through the Company’s Alternate Care Solutions (ACS) business group, formed during fiscal 2010.   ACS also provides billing and collection services to the home infusion market.   We license performance management software to hospitals, blood and plasma centers, and alternate care facilities.

We generally license our blood management and biologics management software systems and certain of our medication management software systems to customers on a perpetual basis.  The customers that license the software on a perpetual basis typically make an up-front payment for the software license fees and payments for support services on an annual basis.   In contrast, we generally provide our blood and plasma center solutions and certain of our medication management software systems and our recently acquired alternate care products on a monthly subscription basis.  These customers pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software.  Under both payment models, customers may purchase services, including implementation, consultation and other ad hoc services, for additional fees which are generally billed as incurred.  However, beginning in fiscal 2010, we initiated our “maintenance plus” program through which our customers pay “in advance” on an annual basis for services that had historically been purchased only on an ad hoc basis.  Performance management software is licensed on both a perpetual and subscription bases.  We currently anticipate that over time an increased number of our systems (in all product lines) will be licensed on a subscription basis.

Blood and Biologics Management Products

Our flagship blood transfusion product is the HCLL transfusion software.  We also provide our hospital customers its complementary HCLL donor software module for use in hospital-based donor centers.  In early fiscal year 2008, we announced our new BloodSafe™ suite of products.  As of June 30, 2010, BloodSafe is licensed for use at seven facilities.

In July 2008 we announced the launch of Blood Center Technologies business unit.  Blood Center Technologies is intended to drive growth as we expand our focus in the blood donor and plasma market.   Blood Center Technologies provides software tools and services to large, complex blood centers for donor targeting, donor recruitment, donation management, unit testing, blood component manufacturing, inventory control, sales and distribution.  This is accomplished through a combination of our 510(k) cleared LifeTrak® software and a set of robust CRM and recruiting software products and capabilities. These products and capabilities enable us to deliver an integrated software solution for blood centers to improve collections and efficiency throughout the entire process from blood donor recruitment to hospital distribution.  We have also added additional e-learning content and technologies, along with certification tracking tools, through an acquisition consummated in the quarter ended March 31, 2010.

In June 2008, we released BiologiCare™, our first generation bone, tissue and cellular product tracking software.   With the introduction of BiologiCare, we believe we are positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with our HCLL software or operate on a stand-alone basis.  As of June 30, 2010, BiologiCare is licensed for use at two facilities.

In addition to our license of blood and biologics management software, we generate revenue from professional services and post-contract support.  These ongoing support contracts have accounted for 44.7%, 37.9%, and 37.5%, respectively, of the total revenue from blood management operations during the fiscal years ended June 30, 2010, 2009 and 2008.

Medication Management Products

Mediware’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx.  We also offer MediCOE, a physician order entry module, and MediMAR, a nurse point of care administration and bedside documentation module, that are fully integrated with the WORx software.  An acquisition in November 2008 expanded our product offering by adding Ascend, a solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  To expand our capabilities and address a new industry mandate, we introduced MediREC in March 2007.  As of June 30, 2010, MediREC was licensed for use at seven customer sites.

Selling our full suite of medication management products (WORx, MediMAR, MediCOE and MediREC) is a complex process involving multiple hospital departments.   On the other hand, Ascend requires substantially smaller financial commitments from customers and is priced based on a subscription pricing model.  Consequently, we anticipate that sales of these products will be more consistent and have shorter sales cycles.

We generate revenue from medication management software sales, professional services and post-contract support.  Support contracts accounted for approximately 50.9%, 53.4%, and 52.3%, respectively, of the revenue from medication management operations for the 2010, 2009 and 2008 fiscal years.

Through two acquisitions consummated on December 11, 2009, Mediware greatly increased its presence in the alternate care market and formed an Alternate Care Solutions business unit to capitalize on the growing strength of its product offerings. Our product offerings currently include: home infusion software, specialty pharmacy software, home medical equipment software, and home healthcare software, as well as billing and collections services that are focused on the alternate care markets. These offerings are largely the combination of the home infusion offering that Mediware acquired in 2008 and the home infusion, specialty pharmacy and alternate care products acquired in December, 2009.

Our United Kingdom operating business is JAC.  JAC’s product offering includes Pharmacy Management system and Electronic Prescribing module.  The Electronic Prescribing module has been installed in approximately twenty U.K. customer sites as of June 30, 2010.  The installed base of the Company’s Pharmacy Management system product includes approximately 50% of the trusts within National Health Service (NHS).

The NHS in the U.K. initiated a national program to purchase healthcare information technology in 2004 (the National Program).   Since that time, JAC has worked to position itself favorably as a provider of software under the National Program.  JAC has also worked directly with hospitals and trusts to hedge against delays and changes in the National Program.  As a result of a change in government in the U.K. earlier this year, the National Program has been dramatically changed, and we are hopeful that JAC’s efforts to work directly with hospitals and trusts over the last several years will position JAC well as it works to license software and sell services directly to hospitals and trusts that are no longer subject to the limitations of the National Program requirements.

Performance Management Products

Through a business acquisition in June, 2009, Mediware added the Insight software system to its portfolio of products.  The Insight system is a business and clinical intelligence software package used in more than 100 hospitals at June 30, 2010.  We expect revenue from Insight software sales, professional services and post-contract support.  Support contracts accounted for a large majority of the Insight related software revenue prior to our acquisition and accounted for 40.8% of revenues for the year ended June 30, 2010.  If the sales of products increase, we expect that license fee revenue will increase and support revenue will make up a smaller portion of our revenue associated with this product.

Industry and Regulation

The healthcare industry, like other United States industries, has been impacted by the global economic downturn.   Consequently, the Company believes its customers remain cautious with their capital investments and are focused on ensuring that any significant spending has a demonstrable return on investment, provides clear improvements to patient safety or addresses developing government or industry standards.  Mediware believes that its products are well positioned to address each of these areas.

Of specific importance to near term investment is ARRA, which became effective in 2009. This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  HITECH, a part of ARRA, provides roughly $2 billion in ‘jump start’ funding that the Department of Health and Human Services is to distribute over a two year time frame beginning in 2011.  ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the ‘meaningful use’ of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.

The government spending is intended to reduce inefficiencies and improve patient care through the use of technologies. ARRA, and specifically HITECH, increases the pressure on hospitals and care providing institutions to adopt technology. HITECH provides funding for facilities to launch improvement projects associated with the ‘meaningful use’ of key information technologies. Qualifying hospitals can receive payments over a period of approximately four or five years beginning in 2011 based on their use of certified health information technology systems.   HITECH also provides financial penalties to hospitals by reducing Medicare reimbursement payments for hospitals that do not comply with certain “meaningful use” requirements by 2015.

While Mediware does not anticipate immediate benefits from these government initiatives, the Company believes that the additional government spending on healthcare information technology and other health reform legislation will stimulate spending across a broad range of healthcare information technology projects. Over time we expect these initiatives to create new opportunities, to expand the use of Mediware solutions and to have a positive impact on the Company.  We are working to ensure that its relevant products meet the applicable certification standards so that our customers receive the full benefit of the HITECH Act.  If we fail to achieve the appropriate certification standards, the Company could face adverse consequences as its customers look to other certified vendors.

We do not currently expect the Patient Protection and Affordable Care Act, passed in 2010, to have a material impact on our business.

Strategic Relationship and Acquisitions

We seek to develop strategic relationships that are complementary to our core markets and product set, and that provide a greater value proposition to the customer than could be realized without the strategic relationship. Our business strategy includes the possibility of growth through acquisitions and other corporate transactions.  We consummated three strategic acquisitions in fiscal 2010, two strategic acquisitions in fiscal 2009 and one strategic acquisition in fiscal 2008.  We believe that the acquisitions are an effective means to grow our business when existing products experience little growth.  We also believe that these acquisitions offer good return on investment.  There can be no assurance that we will be able to identify future strategic partners or reach mutually agreeable terms for a transaction if any such partners are identified.

Sales and Product Initiatives

We have developed a number of tailored programs for fiscal 2011 that are expected to provide opportunities for sales growth in fiscal 2011 or further in the future.

•
As noted above, we introduced our maintenance plus program in fiscal 2010.  We believe this program will provide our customers the opportunity to plan and budget for higher levels of services, increasing both customer satisfaction and spending during fiscal 2011 and future years.

•	We are targeting increased sales of BloodSafe by our internal sales staff during fiscal 2011.

•
Since Mediware acquired the Ascend product line and business in fiscal 2009, substantially all of the business customers have utilized a precursor pharmacy software product rather than the contemporary Ascend software.  While we anticipate that the process will take time, we intend to begin transitioning customers from the older product to the latest Ascend software platform in fiscal 2011.

•
During fiscal 2011, Mediware intends to begin offering its full suite of products on a remotely hosted basis.  The hosting services would include installation, upgrades, patches and network configuration and repair as well as remote monitoring and help desk services.  We anticipate that these added services will make our product offerings even more attractive to many of our current and potential customers.

•
We have developed a number of different programs for fiscal 2011 to increase sales of our home infusion products acquired in fiscal 2009 and 2010.  We expect that these efforts will lead to growth in sales of home infusion products in fiscal 2011 and the coming years.

•
We have created a focused product strategy to make an entry level version of the Insight performance management software easily accessible and available to the users of our core products.  It is our expectation that after using the Insight software, our customers will see the benefit of the product and will expand their use over time.

While there can be no assurance that any of these initiatives will be successful, we believe each of these programs, along with continued focus on our core business, can lead to sales growth in fiscal 2011.

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

Revenue Recognition

The Company derives revenue from licensing its proprietary applications software and sublicensed software, sale of computer hardware, transaction fees from software use, and the services performed related to the installation, configuration, training, consultation and ongoing support of the software.  Software license revenue that is not subscription-based is generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, vendor-specific objective evidence of the fair value of any undelivered element exists, and no other significant obligations on the part of the Company remain.  For its subscription products, Mediware recognizes start-up fee revenue upon completion of the customer installment and configuration services associated with the fee.  Monthly subscription fees for software and maintenance are recognized ratably over the subscription period.  The Company combines the software and maintenance associated with the subscription fee into a single element for purposes of applying revenue recognition principles, as the Company does not sell software subscriptions or maintenance services on a standalone basis.  Revenue from the sale of hardware is generally recognized upon shipment.  Fees for installation, training and consultation are recognized as the services are provided.  Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

The Company recognizes revenue in accordance with the provisions of ASC 985-605, Software – Revenue Recognition.    If the Company enters into an arrangement with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sublicensed software, and services over the period the services are performed, in accordance with ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, as directed by ASC 985-605.

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition.  These factors include, but are not limited to:

-	contract terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract
-	availability of products to be delivered
-	time period over which services are to be performed
-	creditworthiness of the customer
-	the complexity of customizations and integrations to the Company’s software required by service contracts
-	discounts given for each element of a contract and
-	any commitments made as to project milestones

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized.  Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards.  Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on the Company’s future revenues and operating results.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on its estimates of collectability.  The Company bases these estimates on historical collections, performance and specific collection issues.  If actual bad debts differ from the reserves calculated, the Company records an adjustment to bad debt expense in the period in which the difference occurs.  If creditworthiness of the Company’s clients were to weaken or the Company’s collection results relative to historical experience were to decline, it could have a material adverse impact on operating results and cash flows.

Capitalized Software Costs

Capitalized computer software costs consist of certain costs incurred to create and develop computer software products.  The Company accounts for capitalized software costs in accordance with ASC 985-20, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed.  As such, the Company capitalizes all software production costs incurred upon the establishment of technological feasibility for the product or enhancement, which ceases upon its general release.

Technological feasibility occurs upon the completion of the planning, designing, coding and testing activities that are necessary to establish that the product or enhancement can be produced to meet its design specifications, including its functions, features and technical performance requirements.

The Company amortizes capitalized software development costs for each product and enhancement over the estimated useful life of the product or enhancement, which ranges from five to seven years.  These estimates are based on available information, including product life cycles, past history with similar products, the market and anticipated market share for the product and other factors unique to the product.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other.  Goodwill and identifiable intangible assets are tested for impairment at least annually or more often if events and circumstances warrant.  The Company evaluates goodwill for impairment by comparing the fair value of the Company, a single reporting unit, to its carrying value including goodwill.  We used the income approach under which we calculate fair value based on the estimated discounted cash flow method as well as other generally accepted methodologies.  Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors.  No impairment was indicated as of June 30, 2010.   Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with ASC 350, Intangible - Goodwill and Other. As of June 30, 2010, management believes no such impairment has occurred.

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Business acquisitions involving goodwill include:

•	Digimedics Corporation (May 1990);
•	Informedics, Inc. ( September 1998);
•	Certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions(June 1996);
•	Certain assets of Integrated Marketing Solutions LLC (October 2007);
•	Certain assets of Hann’s On Software, Inc (November 2008);
•	Certain assets of SciHealth, Inc. (June 2009);
•	Certain assets of Advantage Reimbursement, Inc. (December 2009); and
•	Healthcare Automation, Inc. (December 2009).

Goodwill was reduced by the recognition of related income tax benefits.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.    Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award.  This value is expensed ratably over the vesting period for time-based awards and when the achievement of performance goals is probable in our opinion for performance-based awards.  Determining the fair value of share-based awards at the grant date requires judgment; including volatility, expected terms, estimating the amount of share-based awards that are expected to be forfeited, and the likelihood of achieving performance or market conditions if present.  If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

Results of Operations

Fiscal Year Ended June 30, 2010, Compared to Fiscal Year Ended June 30, 2009

Total revenue amounted to $47,616,000 for fiscal 2010 compared to $40,685,000 for fiscal 2009, an increase of $6,931,000 or 17%.   Revenue earned from medication management products and services increased $6,152,000 in fiscal year 2010, including $4,507,000 attributed to ACS products and services arising from two businesses acquired in December 2009.  Other contributors to the growth in medication management revenue were the full-year impact of Ascend systems and services from a business acquisition in November 2008, and JAC, which increased total revenue 8% over fiscal 2009.  Revenue earned from performance management systems and services was $1,671,000 more in fiscal 2010 than in fiscal 2009, as that business was established through an acquisition in June 2009.  The revenue increases in medication management and performance management were partially offset by a decline in blood and biologics management products and services revenue.  Blood and biologics management’s fiscal 2010 revenue decreased $884,000, or 4%, from the $20,212,000 recorded during fiscal 2009.  We experienced lower HCLL software sales and implementation revenue, though the decline was partially offset by system sales and service revenue attributed to our Blood Center Technologies products, which increased in fiscal 2010 over fiscal 2009.

System sales revenue, which includes revenue derived from proprietary software, third party software and hardware, totaled $10,918,000 for fiscal 2010, an increase of $827,000, or 8%, from $10,091,000 recorded in fiscal 2009.  System sales for blood and biologics management products decreased from $4,916,000 for fiscal 2009 to $4,580,000 for fiscal 2010, a 7% decrease. Increased subscription sales of our Blood Center Technologies products were offset by declines in HCLL system sales.  We anticipate that recurring revenue from Blood Center Technologies will continue to grow.  Newer products within blood and biologics management, including BloodSafe and BiologiCare, are expected to contribute more strongly to system revenues in the future, while HCLL service revenue is expected to continue to decline as our existing customers complete their implementation of HCLL.  System sales for the medication management products increased from $5,156,000 in fiscal 2009 to $5,742,000 in fiscal 2010, an increase of $586,000 or 11%.  WORx system sales increased due to a large contract entered into during fiscal 2010.   The full-year impact of the acquired Ascend product services contributed, as did ACS products and services from businesses acquired in December 2009.  JAC system sales declined, though we believe JAC continues to be well-positioned within its market.  System sales revenue for performance management was $541,000 for fiscal 2010 compared to $9,000 for fiscal 2009.  Management believes the market for its performance management systems is expanding and we hope to benefit from sales growth in fiscal 2011.

Service revenue, which is derived from recurring software support, implementation, training services and our “maintenance plus” program increased $6,104,000, or 20%, to $36,698,000 in fiscal 2010 compared to $30,594,000 for fiscal 2009.  Service revenue for the blood and biologics management products declined $548,000, or 4%, as our customers continued to complete their implementation of our HCLL product.  The declines in HCLL services were partially offset by an increase in services for Blood Center Technologies products.  We expect further declines in HCLL service revenue due to the mature client base it serves, while Blood Center Technologies service revenues should expand.  Service revenue for the medication management products increased $5,566,000, or 39%, to $19,973,000 in fiscal 2010 compared to $14,407,000 for fiscal 2009.  This increase is a result of incremental revenues from businesses acquired in fiscal 2009 and 2010.  Service revenue from our core medication management products such as WORx were largely flat to fiscal 2009 as the impact of a mature client base was offset with service revenue derived from a contract with a large behavioral health system.  Management expects decreasing service revenues derived from its WORx products going forward.  Service revenue for JAC increased in fiscal 2010.  The Company expects service revenues to increase over the next year as JAC continues to be well positioned to make sales.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its integrated system offerings. Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems decreased $208,000, or 6%, to $3,558,000 during fiscal 2010 compared to $3,766,000 in fiscal 2009.  The gross margin earned on system sales, excluding amortization of capitalized software costs, was 67% in fiscal 2010 compared to 63% in fiscal 2009.   The increase in gross margin is primarily due to a decrease in the amount of third party sales relative to the amount of high margin proprietary system sales during fiscal 2010.  We believe future gross margin percentages will remain consistent with recent periods provided system sales volumes are similar-to-higher than those achieved in fiscal 2010.

Cost of services relates to ongoing support and maintenance services and implementation services and includes the salaries of client service personnel and direct expenses of the client service departments.  Cost of services increased $1,694,000, or 16%, to $12,073,000 during fiscal 2010 as compared to $10,379,000 in fiscal 2009.  Cost of services increase is primarily attributed to personnel related to the recently acquired businesses.  Gross margin on service revenue increased nominally from 66% in fiscal 2009 to 67% in fiscal 2010. As anticipated, amortization of capitalized software decreased $877,000, or 15%, to $4,966,000 in fiscal 2010 compared to $5,843,000 in fiscal 2009.  The decrease occurred as past software development efforts became fully amortized.  We anticipate that amortization costs will remain flat or decline slightly in fiscal 2011 compared to fiscal 2010 provided Mediware’s capitalization and cash expenditures continue at substantially the same rates.

Expenditures for software development include both capitalizable and non-capitalizable development projects.  Total expenditures for software development were $8,736,000 in fiscal 2010 compared to $7,771,000 in fiscal 2009, an increase of $965,000, or 12%.  This increase is primarily a result of higher investment in the blood and biologics management products, development costs associated with recently acquired businesses, and development efforts in support of a medication management client.  Software development costs not subject to capitalization increased $974,000, or 25%, to $4,916,000 in fiscal 2010 compared to $3,942,000 in fiscal 2009.  The increase was due to higher spending and to a shift in the capitalization rate driven by the mix and timing of projects and the application of the capitalization rules.

Selling, general and administrative (SG&A) expenses include marketing and sales salaries, commissions, travel and advertising expenses and acquired intangibles amortization.  Mediware also includes therein bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses increased $2,881,000, or 20%, from $14,605,000 in fiscal 2009 to $17,486,000 in fiscal 2010.  Approximately seventy-five percent of the increase in SG&A expense related to the operations and the acquired intangible amortization of the recently acquired businesses.  The remaining increase included an increase in the provision for doubtful accounts and less significant changes in items such as fixed asset depreciation, stock-based compensation expense and employee benefit expense.  As a percentage of revenue, SG&A remained relatively constant at 37% and 36% for fiscal 2010 and fiscal 2009, respectively.

Interest and other income, net of interest and other expense, decreased from $347,000 in fiscal 2009 to $41,000 for fiscal 2010.  This decrease primarily resulted from a lower in interest rates reducing interest income earned on Mediware’s invested cash and imputed interest expense on contingent consideration expected to be paid to certain sellers of recent acquisitions.

Income tax expense increased $493,000, from $923,000 during fiscal 2009 to $1,416,000 in fiscal 2010.  The effective tax rate decreased from 37% for fiscal 2009 to 30% in fiscal 2010.  The decrease in the effective tax rate is primarily attributable to research and development tax credits taken during fiscal 2010.  We expect future effective tax rates to return to historical rates, and we cannot predict when and if additional research and development tax credits will be available to Mediware.

Net income during fiscal 2010 was $3,242,000, compared to $1,574,000 during fiscal 2009, resulting in an increase of net income of $1,668,000, or 106%.  The increase in net income is primarily attributable to revenue from businesses acquired in fiscal 2010 and 2009 and a decrease in capitalized software amortization, and was partially offset by decreased blood and biologics management product and service revenue due to a maturing client base.

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

System sales revenue amounted to $10,091,000 for fiscal 2009, a decrease of $1,521,000 or 13%, from $11,612,000 recorded in fiscal 2008.  System sales for the blood management products were $4,916,000 for fiscal 2009, an increase of $172,000, or 4%, compared to $4,744,000 for fiscal 2008.  This increase is primarily due to increased subscription sales of our BCT products, partially offset by an anticipated decline in HCLL system sales.  System sales for the medication management products (including the results from the acquired HOS business but excluding JAC) decreased from $4,926,000 in fiscal 2008 to $2,720,000 in fiscal 2009, representing a decrease of $2,206,000, or 45%.  This decrease primarily reflects a decline in MediMAR system sales due to a significant MediMAR contract that was signed during 2008 and, to a lesser extent, a decrease in WORx revenue and MediREC revenue.  JAC recorded system sales of $2,436,000 for fiscal 2009, representing an increase of $500,000, or 26%, compared to $1,936,000 reported for fiscal 2008.

Service revenue increased $2,769,000, or 10%, to $30,594,000 in fiscal 2009 compared to $27,825,000 for fiscal 2008.  Service revenue for the blood management products totaled $15,296,000 for fiscal 2009 representing an increase of $202,000, or 1%, compared to $15,094,000 recorded in fiscal 2008 primarily reflecting an increase in support and maintenance revenue as our customers continue to complete their implementation of our HCLL product.   Service revenue for the medication management products (including the results from the acquired HOS business but excluding JAC) increased $2,957,000, or 37%, to $10,973,000 in fiscal 2009 compared to $8,016,000 for fiscal 2008.  This increase is a result of an increase in WORx upgrade services as a Company program encouraged customers to upgrade the WORx software during the fiscal year and incremental revenues from medication management products acquired from HOS.  Service revenue for JAC decreased $471,000, or 12%, to $3,435,000 in fiscal 2009 compared to $3,906,000 in fiscal 2008.  This decrease is primarily the result of the declining foreign currency exchange rates between the British Pound and the U.S. Dollar.  In its local currency, JAC reported a 9% increase in service revenue for fiscal 2009.

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

Liquidity and Capital Resources at June 30, 2010 and 2009

As of June 30, 2010, Mediware had cash and cash equivalents of $23,340,000 compared to $20,865,000 at June 30, 2009.  Working capital was $18,726,000 and $18,273,000 at June 30, 2010 and June 30, 2009, respectively.  Our current ratio was 2.0 to 1.0 at June 30, 2010 compared to 2.3 to 1.0 at June 30, 2009.  The reduction in the current ratio is attributable to timing of collection and payments activities and to $1,432,000 in contingent consideration due within one year related to certain acquisitions.  Other than deferred tax liabilities, the Company does not have material capital lease obligations, purchase obligations, or long-term liabilities.

Cash provided by operating activities was $11,801,000 during fiscal 2010 compared to $8,735,000 during fiscal 2009.  The increase in cash provided by operating activities is primarily due to an increase in advances from customers and higher net income.  These factors were partially offset by an increase in accounts receivable.

Cash used in investing activities was $10,124,000 during fiscal 2010 compared to $9,961,000 during fiscal 2009.  Cash used for acquisitions was higher in fiscal 2010 compared to fiscal 2009, though fixed asset net expenditures decreased.

Cash provided by financing activities was $1,095,000 during fiscal 2010 compared to cash used of $71,000 during fiscal 2009.   Proceeds from option exercises were $834,000 higher in fiscal 2010, accounting for the majority of the increase.

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

Tabular Disclosure of Contractual Obligations

The Company's contractual obligations at June 30, 2010 for operating leases are as follows (amounts in thousands):

Contractual Obligations
	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	After 2015
Operating Lease Obligations	$4,218	$1,477	$1,361	$623	$117	$117	$523

The Company does not have any material capital lease obligations, purchase obligations or other long-term liabilities.

Recently Issued Accounting Guidance

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company expects that this new guidance will have no material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810, "Consolidation." The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this guidance are effective July 1, 2010.  These changes in ASC 810 are not expected to have a material impact on the Company's consolidated financial position and results of operations as the Company does not have variable interest entities.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 166") or Accounting Standards update No. 2009-16 (ASU 2009-16), which provides guidance to improve transparency about transfers of financial assets and a transferor's continuing involvement, if any, with transferred financial assets. SFAS No. 166, among other items, amends various provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125," by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) or Accounting Standards Update No. 2009-17, “Consolidations (Topic 810)” (ASU 2009-17) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures.  ASU 2009-16 is effective for the Company in fiscal year beginning July 1, 2010. Changes resulting from ASU 2009-16 are not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

	Balance at June 30, 2010 ($ in 000)	Effective Interest Rate at June 30, 2010	Effect of 1% Change ($ in 000)
Cash Equivalents	$23,340	<1.0%	$233

At June 30, 2010, a 1.0% point decrease in the current per annum interest rate for our cash equivalents each would result in $233,000 less interest income during the next fiscal year. The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of our cash equivalents and that the equivalents balance is the amount outstanding as of June 30, 2010. The calculation therefore does not account for any differences in the market rates upon which the interest rates of our equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that we might take in response to any rate decrease.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of the net assets of JAC reported in United States dollars.

These exposures may impact future earnings or cash flows.  Revenue from JAC represented approximately 13% of Mediware’s consolidated revenue in fiscal 2010 and 14% of Mediware’s consolidated revenue in fiscal 2009.  The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.  These changes, if material, could cause Mediware to adjust its financing and operating strategies.  Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors.  As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Mediware’s revenue for fiscal year 2010 was negatively impacted by approximately $337,000 foreign currency movement, primarily due to the strengthening of the United States dollar against the British pound.

Item 8. Financial Statements and Supplemental Data.

The Financial Statements and Notes required by this Item are included in this Report starting on page 40.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm. Under Dodd-Frank Wall Street Reform and Consumer Protection Act non-accelerated filers, issuers with market capitalization of less than $75 million, receive a permanent exemption from complying with Section 404(b) of the SOX Act of 2002.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1.     Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2010, 2009, and 2008

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualification Accounts

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit No. 4 to the Registration Statement on Form S-8, filed on July 3, 1996.
3.2	Certificate of Amendment of the Certificate of Incorporation.	Incorporated by reference to Exhibit No. 4.2 to the Registration Statement on Form S-8, filed on October 4, 2004.
3.3	By-laws	Incorporated by reference to Exhibit 3.15 to the Company’s Current Report on Form 8-K, filed on March 20, 2008.
10.1	Mediware Information Systems, Inc. 2001 Stock Option Plan.	Incorporated by reference to Appendix A in the Proxy Statement on Schedule 14A, filed on December 31, 2001.
10.2	Form of 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K, filed on September 2, 2005.
10.3	Form of Amendment to 2001 Mediware Information Systems, Inc. Stock Option Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.59 to the Current Report on Form 8-K, filed on March 25, 2005.
10.4	Amended and Restated Mediware Information Systems, Inc. 2003 Equity Incentive Plan.
10.5	Form 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Plan Agreement.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, filed on September 2, 2005.

10.6	Form of Amendment to 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K, filed on March 25, 2005.
10.7	Employment Agreement dated as of April 18, 2003 between Mediware Information Systems, Inc. and Robert Tysall-Blay.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on October 25, 2005.
10.8	Employment Agreement effective as of September 1, 2009 between Mediware Information Systems, Inc. and Alan Wittmer.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K, filed on September 9, 2009.
10.9	Employment Agreement effective as of January 11, 2010 between Mediware Information Systems, Inc. and Michael Martens.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on January 12, 2010.
10.10	Form of Michael Martens Mediware Information System 2003 Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on January 12, 2010.
10.11	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and Thomas K. Mann.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 13, 2010.
10.12	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and John M. Damgaard.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 13, 2010.
10.13	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and Robert C. Weber.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on May 13, 2010.
10.14
Amended and Restated Purchase Agreement dated December 11, 2009 among Mediware Information Systems, Inc., Advantage Reimbursement, LLC, Healthcare Automation, Inc., Kenneth J. Pereira and David A. Belhumeur.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 15, 2009.
10.15	Asset Purchase Agreement dated November 24, 2009 among Advantage Reimbursement, LLC, Advantage Reimbursement, Inc., Kenneth J. Pereira and David A. Belhumeur.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on November 24, 2009.
10.16
Form of Indemnification Agreement among Mediware Information Systems, Inc., Advantage Reimbursement, LLC, Healthcare Automation, Inc., Advantage Reimbursement, Inc., Kenneth J. Pereira and David A. Belhumeur.
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on November 24, 2009.
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

MEDIWARE INFORMATION SYSTEMS, INC.

Date: September 8, 2010	BY:	/s/ T. KELLY MANN
T. KELLY MANN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ T. KELLY MANN	President, Chief Executive Officer & Director	September 8, 2010
T. KELLY MANN	(Principal Executive Officer)

/s/ MICHAEL MARTENS	Chief Financial Officer	September 8, 2010
MICHAEL MARTENS	(Principal Accounting Officer)

/s/ LAWRENCE AURIANA	Chairman of the Board	September 8, 2010
LAWRENCE AURIANA

/s/ ROGER CLARK	Director	September 8, 2010
ROGER CLARK

/s/ DR. JOHN GORMAN	Director	September 8, 2010
DR. JOHN GORMAN

/s/ RICHARD GRECO	Director	September 8, 2010
THE HONORABLE RICHARD GRECO

/s/ IRA NORDLICHT	Director	September 8, 2010
IRA NORDLICHT

/s/ ROBERT SANVILLE	Director	September 8, 2010
ROBERT SANVILLE

/s/ PHILIP COELHO	Director	September 8, 2010
PHILIP COELHO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. as of June 30, 2010 and 2009, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 4 to the consolidated financial statements, the Company adopted revised accounting guidance for business combinations entered into effective July 1, 2009.

/s/ EisnerAmper LLP
New York, New York
September 8, 2010

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	June 30,	June 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$23,340	$20,865
Accounts receivable (net of allowance of $1,090 and $754)	11,569	8,812
Inventories	375	200
Deferred income taxes	748	528
Prepaid expenses and other current assets	986	1,152

Total current assets	37,018	31,557

Fixed assets, net	1,369	1,792
Capitalized software costs, net	12,352	13,498
Goodwill, net	13,188	9,843
Other intangible assets, net	5,403	3,381
Other long-term assets	90	48

Total Assets	$69,420	$60,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,409	$933
Advances from customers	10,950	8,769
Income taxes payable	613	341
Contingent consideration payable	1,432	-
Accrued expenses and other current liabilities	3,888	3,241

Total current liabilities	18,292	13,284

Deferred income taxes	4,428	4,938

Total liabilities	22,720	18,222

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 10,000,000shares; none issued	-	-
Common stock, $.10 par value; authorized 25,000,000shares; 8,557,000 and 8,283,000 shares issued at June 30, 2010 and 2009, respectively	855	828
Additional paid-in capital	34,108	32,325
Treasury stock, 590,000 shares at June 30, 2010 and 2009	(3,503)	(3,503)
Retained earnings	15,679	12,437
Accumulated other comprehensive (loss)	(439)	(190)
Total stockholders' equity	46,700	41,897

Total Liabilities and Stockholders' Equity	$69,420	$60,119

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (in thousands, except earnings per share)

	For the Years Ended June 30,
	2010	2009	2008

Revenue
System sales	$10,918	$10,091	$11,612
Services	36,698	30,594	27,825

Total revenue	47,616	40,685	39,437

Cost and Expenses
Cost of systems (1)	3,558	3,766	3,092
Cost of services (1)	12,073	10,379	9,241
Amortization of capitalized software costs	4,966	5,843	5,737
Software development costs	4,916	3,942	4,174
Selling, general and administrative	17,486	14,605	16,717

Total costs and expenses	42,999	38,535	38,961

Operating income	4,617	2,150	476

Interest and other income	137	330	892
Interest and other expense	(96)	17	(45)

Income before income taxes	4,658	2,497	1,323
Income tax provision	(1,416)	(923)	(595)

Net income	3,242	1,574	728

Other comprehensive loss
Foreign currency translation adjustment	(249)	(299)	(4)

Comprehensive income	$2,993	$1,275	$724

Net income per Common Share
Basic	$0.41	$0.21	$0.09
Diluted	$0.41	$0.20	$0.09

Weighted Average Common Shares Outstanding
Basic	7,838	7,651	7,961
Diluted	7,958	7,967	8,305

(1) Excludes amortization of Capitalized Software Costs

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2010, 2009 and 2008
(in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at June 30, 2007	8,151	$815	$30,690	$-	$10,413	$113	$42,031
Cumulative effect of a change in accounting principal					(278)		(278)
Repurchase of common stock				(3,318)			(3,318)
Stock based compensation expense	29	3	729				732
Foreign currency translation adjustment						(4)	(4)
Net income					728		728

Balance at June 30, 2008	8,180	$818	$31,419	$(3,318)	$10,863	$109	$39,891
Exercise of stock options	31	3	91				94
Repurchase of common stock				(185)			(185)
Stock based compensation expense	72	7	795				802
Tax benefit from exercise of stock options			20				20
Foreign currency translation adjustment						(299)	(299)
Net income					1,574		1,574

Balance at June 30, 2009	8,283	$828	$32,325	$(3,503)	$12,437	$(190)	$41,897
Exercise of stock options	183	18	910				928
Stock based compensation expense	91	9	706				715
Tax benefit from exercise of stock options			167				167
Foreign currency translation adjustment						(249)	(249)
Net income					3,242		3,242

Balance at June 30, 2010	8,557	$855	$34,108	$(3,503)	$15,679	$(439)	$46,700

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	For the Years Ended June 30,
	2010	2009	2008
Cash Flows From Operating Activities
Net income	$3,242	$1,574	$728
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	6,697	6,953	6,582
(Gain) / Loss on disposal of fixed assets	11	(24)	12
Deferred tax provision	(497)	245	(50)
Stock based compensation expense – employees and directors	715	802	732
Provision for doubtful accounts	583	197	68
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,260)	(1,837)	5,047
Inventories	(180)	(94)	94
Prepaid and other assets	230	(188)	(38)
Accounts payable, accrued expenses, advances from customers and income taxes payable	3,260	1,107	142
Net cash provided by operating activities	11,801	8,735	13,317

Cash Flows From Investing Activities
Acquisition of fixed assets	(223)	(609)	(1,271)
Proceeds from disposal of fixed assets	-	47	-
Capitalized software costs	(3,820)	(3,829)	(3,244)
Acquisition of businesses, net of cash acquired	(6,081)	(5,570)	(5,524)
Net cash used in investing activities	(10,124)	(9,961)	(10,039)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	928	94	-
Excess tax benefit from exercise of stock options	167	20	-
Repurchase of common stock	-	(185)	(3,318)
Principal payments on note payable	-	-	(4)
Net cash provided by (used in) financing activities	1,095	(71)	(3,322)

Foreign currency translation adjustments	(297)	(579)	(4)

Net increase (decrease) in cash and cash equivalents	2,475	(1,876)	(48)
Cash at beginning of year	20,865	22,741	22,789
Cash at end of year	$23,340	$20,865	$22,741

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,118	$759	$230

Supplemental disclosures of noncash investing and financing activities:
Reduction of goodwill recorded for tax benefit of related amortization	$232	$232	$232

See Note 4 with respect to acquisition of businesses

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Mediware Information Systems, Inc. and its wholly owned subsidiaries, Mediware Blood Management LLC, Mediware Medication Management LLC, Mediware Clinical Management LLC, Healthcare Automation, Inc., Advantage Reimbursement LLC,  Digimedics Corporation, Informedics, Inc. and Digimedics Corporation’s wholly owned subsidiary J.A.C. Computer Services, Ltd. (“JAC”).  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Revenue Recognition
The Company derives revenue from licensing its proprietary applications software and sublicensed software, sale of computer hardware and the services performed related to the installation, configuration, training, consultation and ongoing support of the software and subscription sales of web-based applications.  Software license revenue is generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, vendor-specific objective evidence (“VSOE”) of the fair value of any undelivered element exists and no other significant obligations on the part of the Company remain.  Revenue from the sale of hardware is generally recognized upon shipment.  Fees for services, including installation, training and consultation are recognized as the services are provided.  Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

Generally Accepted Accounting Principles (“GAAP”), generally require revenue earned on software arrangements involving multiple-elements to be allocated to each element based on the relative fair values of those elements if fair values exist for all elements of the arrangement.  The Company recognizes revenue from multiple-element software using the residual method.  Under the residual method, revenue is recognized in a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement.  Software license revenue and sublicensed software revenue in a multiple-element arrangement is generally recognized once all software products have been delivered to the customer.  The fair value of the remaining undelivered items is determined based upon VSOE of fair value and is deferred and recognized as revenue separately as the items are delivered/services are performed.  The residual revenue is allocated to the software, including project-related installation.  If evidence of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.

If the Company enters into an arrangement with a client requiring significant customization of the software or services that are essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sublicensed software and services over the period the services are performed, in accordance with the accounting guidance for construction-type contracts.

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

Advertising Costs
Costs of advertising are expensed as incurred and amounted to $685,000, $655,000 and $586,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

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

	2010	2009
Software Licenses	$298	$154
Computer Hardware	77	46
	$375	$200

Fixed Assets
Furniture, equipment and leasehold improvements are recorded at cost. Depreciation for furniture and equipment is provided on the straight-line method over their estimated useful lives, which are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease period.

Capitalized Software Costs
Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with GAAP, once technological feasibility has been established the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of the software, which ranges from five to seven years. Amortization expense for the years ended June 30, 2010, 2009 and 2008 was $4,966,000, $5,843,000 and $5,737,000, respectively.  Capitalized software costs consisted of the following activity (in thousands):

	For the Year Ended June 30,
	2010	2009
Capitalized software costs
Beginning of year	$53,960	$50,131
Additions	3,820	3,829
	57,780	53,960
Less accumulated amortization	45,428	40,462
	$12,352	$13,498

Goodwill and Other Intangible Assets
Accounting guidance requires that goodwill and identifiable intangible assets be tested for impairment at least annually or more often if events and circumstances warrant.  The Company evaluates goodwill for impairment by comparing the fair value of the Company, a single reporting unit, to its carrying value including goodwill.  To determine fair value in the current evaluation the Company used the income approach under which the Company calculates fair value based on the estimated discounted cash flow method as well as other generally accepted methodologies.  The Company’s cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors.  No impairment was indicated by the Company’s analysis as of June 30, 2010.   Accounting guidance also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment.  As of June 30, 2010, management believes no such impairment has occurred.

Goodwill represents the excess of purchase price over the fair value of the assets acquired. These business acquisitions include Digimedics Corporation in May 1990, Informedics, Inc. in September 1998, certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions, in June 1996, certain assets of Integrated Marketing Solutions, LLC (“IMS”) in October 2007, certain assets of Hann’s On Software, Inc. (“HOS”) in November 2008,  certain assets of SciHealth, Inc. in June 2009 and certain assets of Advantage Reimbursement, Inc. (“ARI”) and the stock of Healthcare Automation, Inc. (“HAI”) acquired in December 2009.  Goodwill was reduced by certain income tax benefits amounting to $232,000 for each of the years ending June 30, 2010 and 2009.

Foreign Currency Translations
The functional currency for the Company's JAC subsidiary is the British pound.  Assets and liabilities of JAC are translated to U.S. dollars using the exchange rate in effect at the balance sheet date.  Results of operations are translated using weighted average exchange rates during the year.  The net gain or loss resulting from these foreign currency translations is reported as other comprehensive income or loss in the accompanying consolidated financial statements.  The Company recorded foreign currency translation losses of $249,000 in 2010, $299,000 in 2009, and $4,000 in 2008.

Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with accounting guidance.  Accordingly, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the timing differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect at the balance sheet date.  The resulting asset or liability is adjusted to reflect enacted changes in the tax law.

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

	For the Year Ended June 30,
	2010	2009	2008
Shares outstanding, beginning	7,694	7,631	8,152
Weighted average shares issued	144	42	3
Weighted average shares repurchased	-	(22)	(194)
Weighted average shares outstanding – basic	7,838	7,651	7,961
Effect of dilutive securities	120	316	344
Weighted average shares outstanding – diluted	7,958	7,967	8,305

Potential common shares not included in the calculation of net income per share, as their effect would be anti-dilutive, are as follows (in thousands):

	For the Year Ended June 30,
	2010	2009	2008
Stock Options	358	784	703

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short term maturity.

Stock-Based Compensation
The Company measures stock-based compensation at the grant date and recognizes compensation expense over the requisite service period.

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

Recently Issued Accounting Guidance

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company has concluded that this new guidance does not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810, "Consolidation." The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this guidance are effective July 1, 2010.  These changes in ASC 810 are not expected to have a material impact on the Company's consolidated financial position and results of operations as the Company does not have variable interest entities.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 166") or Accounting Standards update No. 2009-16 (ASU 2009-16), which provides guidance to improve transparency about transfers of financial assets and a transferor's continuing involvement, if any, with transferred financial assets. SFAS No. 166, among other items, amends various provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125," by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) or Accounting Standards Update No. 2009-17, “Consolidations (Topic 810)” (ASU 2009-17) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures.  ASU 2009-16 is effective for the Company in fiscal year beginning July 1, 2010. Changes resulting from ASU 2009-16 are not expected to have a material impact on the Company's consolidated financial position and results of operations.

2. FIXED ASSETS

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows (in thousands):

	As of June 30,
	2010	2009	Estimated Useful Life
Computers and office equipment	$4,634	$4,488	3-5 Years
Furniture and fixtures	1,034	1,032	5 Years
Leasehold improvements	488	497	5-7 Years
	6,156	6,017
Less accumulated depreciation	4,787	4,225
	$1,369	$1,792

Depreciation expense was $644,000, $681,000 and $667,000 in 2010, 2009 and 2008, respectively.

3. ADVANCES FROM CUSTOMERS

Advances from customers represent contractual payments received by the Company.  It is principally comprised of support and maintenance revenue that is paid by customers in advance monthly, quarterly or annually in accordance with support contracts.  Services revenue from these support contracts is recognized ratably over the terms of the support contracts.

4. ACQUISITIONS

Commencing July 1, 2009, the Company has accounted for business combinations under the revised accounting guidance in ASC 805.

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

Mediware expects that the HAI products will generate revenue by licensing its proprietary software, and by providing professional services and support for the product lines.  Generally, HAI customers are charged an initial start-up fee along with monthly fees for the continued use and support of the proprietary software.  Software license fees are recognized, when the license is initially executed, subject to the revenue recognition principles for software.  Professional services and support revenues are recognized as the services are delivered.

The purchase price paid for HAI consists of an initial purchase price of $3,501,000 in cash, net of $5,000 cash acquired at the closing, plus contingent consideration up to $946,000 based upon the achievement of certain revenue milestones through December 11, 2010.  The purchase price is also subject to a working capital adjustment.  The Company expects to determine the amount of the contingent consideration within sixty days after the first anniversary of the transaction.  Contingent consideration is payable within 3 months of the anniversary date of the acquisition.  The Company estimated the fair value of the contingent consideration at the acquisition date to be $871,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.  As of June 30, 2010, the contingent consideration payable for the HAI transaction was $911,000.  The Company incurred $40,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the HAI operations are included in the accompanying financial statements from the date of acquisition.   From the date of acquisition, HAI has contributed $2.4 million in total revenue which is included in the accompanying financial statements.

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

The Company valued the customer relationships and contracted backlog using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $1,285,000 and contracted backlog at $158,000.  The Company will amortize customer relationships over the estimated useful life of six years and the contracted backlog over the estimated useful life of thirteen months.

The Company has made an election under the Internal Revenue code section 338(h)(10).  Accordingly, goodwill is expected to be deductible for tax purposes.

Proforma information for the acquisition of HAI has not been presented as the acquisition is not significant.

Advantage Reimbursement, Inc.
On December 11, 2009, Mediware, through its newly formed wholly owned subsidiary Advantage Reimbursement, LLC, a Delaware limited liability company (“ARL”),  acquired substantially all of the assets of Advantage Reimbursement, Inc., a Massachusetts corporation(“ARI”).  ARI was a provider of billing and collection services for home infusion and alternate care enterprises.

The acquisition of ARI expands the scope of services that Mediware can provide to its current and potential home infusion, specialty pharmacy and alternate care customers.  The Company believes that over time this business will become an important differentiator that will not only contribute to its ability to make sales of its traditional software products but that will also drive revenue on an independent business.

Mediware expects the ARL services will generate revenue by providing collection and billings services and expertise to Mediware’s home infusion, specialty pharmacy and alternate care customers and to other software providers’ customers as well.   Customers are charged a percentage of the third party fees that are collected.  The Company records revenue as the third party fees are collected.

The purchase price paid for the assets of ARI consisted of an initial purchase price of $2,061,000 paid in cash at the closing, plus contingent consideration up to $546,000 based upon the achievement of certain revenue milestones through December 11, 2010.  The purchase price is also subject to a working capital adjustment.  The Company expects to determine the amount of the contingent consideration within sixty days after the first anniversary of the transaction.  The contingent consideration is payable within three months of the anniversary date of the acquisition.  We estimated the fair value of the contingent consideration at the acquisition date to be $498,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.  As of June 30, 2010, the contingent consideration payable for the ARI transaction was $521,000.  The Company incurred $21,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the ARI operations are included in the accompanying financial statements from the date of acquisition.  From the date of acquisition, the ARI has contributed $2.1 million in total revenue which is included in the accompanying financial statements.

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

The following summarizes the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation
Accounts receivable	$522
Prepaid expenses	43
Fixed assets	1
Intangible assets subject to amortization	763
Goodwill	1,317
Accounts payable	(8)
Accrued expenses and other liabilities	(79)
Contingent consideration other long term liabilities	(498)
Total Purchase Price	$2,061

Details of acquired intangible assets and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Customer relationships	$763	6.0 years	17.0%

Goodwill	$1,317

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

The purchase price paid for the assets of SciHealth consisted of an initial purchase price of $1,702,000 paid in cash at the closing.  During the year ended June 30, 2010, the Company paid an additional $400,000 relating to SciHealth attaining certain contractual milestones, which has been recorded as additional goodwill.  The Company incurred $71,000 of legal, accounting and other professional fees related to this transaction, which have been included in goodwill.  The Company finalized the purchase price in June 2010.  The results of the SciHealth operations are included in the accompanying consolidated financial statements from the date of acquisition.

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

The following summarizes the final purchase price allocation (in thousands):

Purchase Price Allocation
Accounts receivable	$402
Fixed assets	36
Intangible assets subject to amortization	983
Goodwill (including $400 paid in 2010)	996
Advances from customers	(244)
Total Purchase Price	$2,173

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

Mediware expects the HOS products to generate revenue by licensing proprietary software, and by providing professional services and support for it product lines.  Generally, HOS customers are charged an initial start-up fee along with monthly fees for the continued use and support of the software.  Software license fees are recognized when the license is initially executed, subject to the revenue recognition principles for software.  Professional services and support revenues are recognized as the service is delivered.

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

The purchase price paid for the assets of IMS consised of an initial purchase price of $5,458,000 paid in cash at the closing.  Additionally, in July 2008 the Company paid contingent consideration of $369,000 based on the successful achievement of certain revenue milestones.  The Company also received $55,000 from the seller as part of the final working capital adjustment.  The Company incurred $66,000 of legal and accounting fees related to this transaction which have been included in the total purchase price.  The results of the IMS acquisition are included in the accompanying consolidated financial statements from the date of acquisition.

The Company accounted for the acquisition of IMS as the purchase of a business under U.S. Generally Accepted Accounting Principles.  The assets and liabilities of IMS were recorded as of the acquisition date, at their respective fair values.  The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed.  The preparation of the valuation required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be reasonable.  However, actual results may differ from these estimates.

The following summarizes the final purchase price allocation (in thousands):

Purchase Price Allocation
Accounts receivable	$446
Prepaid expenses and other current assets	6
Fixed assets	29
Intangible assets subject to amortization	1,564
Goodwill (including $314 in 2009)	3,871
Other long-term assets	7
Accounts payable	(50)
Customer advances	(35)
Total Purchase Price	$5,838

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

Proforma information for the acquisition of IMS has not been presented as the acquisition is not material.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill during the fiscal year ended June 30, 2010 and 2009 is as follows (in thousands):

Carrying amount as of June 30, 2008	$7,378
Increase from acquisition of businesses	2,697
Tax benefit of amortization	(232)
Carrying amount as of June 30, 2009	$9,843
Increase from acquisition of businesses	3,577
Tax benefit of amortization	(232)
Carrying amount as of June 30, 2010	$13,188

Other Intangible Assets

The carrying amount of other intangible assets as of June 30, 2010 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$1,932	$(519)	$1,413	3.7
Customer relationships	4,883	(932)	3,951	5.1
Contract backlog	158	(142)	16	0.1
Non-compete agreements	124	(101)	23	0.3
	$7,097	$(1,694)	$5,403

The carrying amount of our other intangible assets as of June 30, 2009 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Purchased technology	$1,108	$(209)	$899	4.1
Customer relationships	2,765	(338)	2,427	6.1
Non-compete agreements	115	(60)	55	0.9
	$3,988	$(607)	$3,381

Amortization expense for other intangible assets amounted to $1,087,000, $429,000 and $178,000 for fiscal year 2010, 2009 and 2008, respectively.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2011	1,194
2012	1,151
2013	1,057
2014	975
2015	717
Thereafter	309
$5,403

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,
	2010	2009
Payroll and related benefits	$3,078	$2,395
Accounting, legal and other professional fees	278	201
Deferred rent	149	145
Other	383	500
	$3,888	$3,241

7. STOCK BASED COMPENSATION

Stock-based compensation expense amounted to $715,000, $802,000 and $732,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of June 30, 2010, there were 967,000 shares available for issuance under this plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of June 30, 2010 no options were available to be issued under this plan.

Restricted Common Stock Awards

During fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee. The Company recorded compensation expense of $10,000 related to the Time-Based Shares for each of the years ended June 30, 2010 and 2009 and $92,000 in 2008.  These amounts include a benefit related to the forfeiture of certain non-vested Time-Based Shares of $9,000 and $23,000 for the years ended June 30, 2010 and 2009, respectively.  The Time-Based Shares will result in compensation expense in future periods of up to $3,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of shares granted was determined based upon the fair market value of the Company’s stock on January 1 of each fiscal year.  As a result, a total of 10,000, 15,000, and 10,000 Director Shares were granted to the directors in fiscal 2010, 2009 and 2008, respectively.  These shares vested on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to these shares of $70,000 in each of the years ended June 30, 2010 and 2009 and $64,000 in 2008.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “2008 Enhanced Performance Shares”).  The 2008 Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the years ended June 30, 2010, 2009 and 2008, the Company recorded $381,000, $541,000 and $383,000, respectively, of compensation expense related to the 2008 Enhanced Performance Shares.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The 2008 Enhanced Performance Shares may result in compensation expense in future periods of up to $60,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  This amount includes $6,000 of unrecognized time-based compensation expense.

During fiscal 2010, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company will grant up to a total of 168,750 restricted shares of common stock (the “2010 Enhanced Performance Shares”) in three tranches.  The 2010 Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  The annual grants are deemed to occur upon the annual establishment of the performance criteria.  For the year ended June 30, 2010 the Company granted 19,000 2010 Enhanced Performance Shares and recorded $19,000 of compensation expense.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The first tranche of shares awarded under the 2010 Enhanced Performance Shares may result in compensation expense in future periods of up to $493,000 (including $342,000 related to 37,500 shares granted on July 1, 2010), representing the fair value on the date of the grant less the amount of compensation expense already recorded. Also under the terms of these agreements, the Company will grant up to a total of 56,250 restricted shares of common stock (the “Market Condition Shares”).  During fiscal 2010 the Company granted the employees 6,250 of the Market Condition Shares.  The first tranche of shares awarded as Market Condition Shares vest upon the achievement of certain market condition criteria and the continued employment of the key employees.  The annual market condition grants are deemed to occur upon the annual reset of the market condition criteria.  For the year ended June 30, 2010 the Company recorded $6,000 of compensation expense related to the Market Condition Shares.  The first tranche of shares awarded as Market Condition Shares may result in compensation expense in future periods of up to $164,000 (including $114,000 related to 12,500 shares granted on July 1, 2010), representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Estimated future stock-based compensation expense related to time-based restricted stock is as follows (in thousands):

Fiscal Years Ending June 30,	Time-Based Shares	Enhanced Performance Shares (Time-Based Portion)	Total
2011	$3	$6	$9
Total estimated future stock-based compensation expense	$3	$6	$9

A summary of the status of the Company’s nonvested restricted common stock as of June 30, 2010, and changes during the year ended June 30, 2010, is presented below (shares amounts in thousands):

	Market Condition Shares	Weighted Average Grant Date Fair Value	Time-Based Shares	Weighted Average Grant Date Fair Value	Director Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2009	-	$-	5	$7.65	-	$-
Granted	6	$9.12	-	-	10	$7.36
Canceled or forfeited	-	-	-	-	-	-
Vested	-	-	(3)	$8.50	(10)	$7.36
Nonvested at June 30, 2010	6	$9.12	2	$5.96	-	$-

	2008 Enhanced Performance Shares	Weighted Average Grant Date Fair Value	2010 Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2009	158	$6.67	-	$-
Granted	-	$-	19	$9.12
Canceled or forfeited	(14)	$6.31	-	$-
Vested	(78)	$6.67	-	$-
Nonvested at June 30, 2010	66	$6.74	19	$9.12

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

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

For the Year Ended June 30,
	2010	2009	2008
Risk-free interest rates	1.7% - 2.4%	2.8% - 2.9%	2.7% - 4.8%
Expected option life in years	2-4	2-3	1-5
Expected stock price volatility	45% - 66%	51% - 64%	34% - 41%
Expected dividend yield	-0-%	-0-%	-0-%

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

The following table sets forth summarized information concerning the Company's stock options as of June 30, 2010 (share amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	913	$8.59

Granted	303	7.85
Exercised	(183)	5.09
Forfeited or expired	(187)	10.33

Outstanding at end of year	846	$8.69	3.9	$866

Options exercisable at end of year	447	$9.75	3.2	$295

The exercise price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from options exercised under all stock-based payment arrangements for the years ended June 30, 2010, 2009 and 2008 was $928,000, $94,000 and $0, respectively.  The excess tax benefit realized for the tax deductions related the share-based payment arrangements totaled $167,000 and $20,000 for the years ended June 30, 2010 and 2009, respectively.  The aggregate intrinsic value of options exercised during the years ended June 30, 2010 and 2009 was $411,000 and $51,000, respectively.  There were no options exercised during the year ended June 30, 2008.  Historically, the Company has issued new shares upon the exercise of stock options.

The weighted average fair value at date of grant for options granted during the years ended June 30, 2010, 2009 and 2008 was $2.95, $1.71 and $2.13 per option, respectively.  The Company recorded $229,000, $181,000 and $193,000 of compensation expense for stock options for the years ended June 30, 2010, 2009 and 2008, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2011	$417
2012	203
2013	94
2014	33
Total estimated future stock-based compensation expense – stock options	$747

A summary of the status of the Company’s nonvested options as of June 30, 2010 and 2009, and changes during the year ended June 30, 2010, is presented below (share amounts in thousands):

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2009	176	$2.15
Granted	303	$2.95
Canceled or expired	(22)	$1.83
Vested	(58)	$2.23
Nonvested at June 30, 2010	399	$2.77

The total fair value of shares vested during the years ended June 30, 2010, 2009 and 2008 was $136,000, $131,000 and $29,000, respectively.

The following table presents information relating to stock options at June 30, 2010 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	10	$3.89	3.3	3	$3.89
$4.50 - $ 7.49	339	$6.63	5.1	120	$6.83
$7.50 - $ 8.99	182	$8.70	4.0	34	$8.09
$9.00 - $ 10.49	198	$10.01	2.5	173	$10.13
$10.50 - $11.99	-	-	-	-	-
$12.00 - $13.49	87	$12.56	2.9	87	$12.55
$13.50 - $14.99	30	$13.73	3.6	30	$13.73
	846	$8.69		447	$9.75

8. INCOME TAXES

Income tax expense is as follows (in thousands):

	For the Year Ended June 30,
	2010	2009	2008
Current:
Federal	$1,389	$395	$455
State	472	268	168
Foreign	283	246	254
Total current expense	2,144	909	877

Deferred:
Federal	(613)	50	(248)
State	(115)	(36)	(29)
Foreign	-	-	(5)
Total deferred expense (benefit)	(728)	14	(282)
Total income tax expense	$1,416	$923	$595

The deferred income tax provision does not include $232,000 for each of the years ended June 30, 2010, 2009 and 2008 relating to the income tax benefit realized on goodwill amortized for tax purposes.  The deferred income tax provision also does not include an income tax benefit relating to stock-based compensation amounting to $167,000 and $20,000 for the years ended June 30, 2010 and 2009, respectively.

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of deferred income taxes as of June 30 are as follows (in thousands):

	2010	2009
Deferred tax asset:
Net operating loss carryforwards	$215	$375
Stock-based compensation	408	406
State research and development credit	53	-
Intangibles	411	147
Valuation reserves and accruals deductible in different periods	755	528
Total deferred tax assets	1,842	1,456
Less: valuation allowance	(268)	(375)
	$1,574	$1,081

Deferred tax liability:
Fixed Assets	$(208)	$(166)
Goodwill	(352)	(196)
Software cost capitalization	(4,694)	(5,129)
Total deferred tax liabilities	(5,254)	(5,491)

Net deferred tax liability	$(3,680)	$(4,410)

Presented as follows:
Current asset	$748	$528
Long-term liability	(4,428)	(4,938)
	$(3,680)	$(4,410)

Domestic and foreign income before income taxes is (in thousands):

	For the Year Ended June 30,
	2010	2009	2008
Domestic	$3,555	$1,649	$492
Foreign	1,103	848	831
	$4,658	$2,497	$1,323

The difference between the tax expense reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

	For the Year Ended June 30,
	2010	2009	2008
Federal income tax at statutory rate	$1,584	$849	$450
State income tax, net of Federal benefit	236	127	98
Research and development tax credits	(359)	-	-
Foreign tax rate difference	(92)	(42)	(34)
Write-off of deferred tax assets associated with forfeited vested non-qualified stock options	29	-	202
Accrual adjustments		-	(95)
Other, including non-deductible expenses	18	(11)	(26)
	$1,416	$923	$595

As of June 30, 2010, the Company has net operating loss carryforwards of approximately $565,000 available to reduce future federal taxable income.  This entire amount is subject to limitations in accordance with Section 382 of the Internal Revenue Code of 1986, as amended.  Additionally, the net operating loss carryforwards may be subject to further limitations should certain future ownership changes occur.  The net operating losses expire in various years through 2015.  As of June 30, 2010, the Company has recorded a valuation allowance for the entire amount of any deferred tax assets relating to this net operating loss and certain state tax credits.

In June 2006, the FASB issued guidance related to recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  The guidance  also addresses de-recognition, classification, interest and penalties and accounting in interim periods and requires expanded disclosures with respect to the uncertainty in income taxes.  This guidance was effective for the Company on July 1, 2007.

Under this guidance, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in an increase of $278,000 in the liability for unrecognized tax benefits that was accounted for as a decrease to July 31, 2007 retained earnings.  Such adjustment was recorded in the fourth quarter of fiscal 2008 based on evaluation of new information which management became aware of during such period.  As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits (before federal benefit) totaled $404,000 at June 30, 2008.  As of June 30, 2009, the balance of unrecognized tax benefits was $375,000 and the balance at June 30, 2010 was $407,000 which related to tax positions which, if recognized, would affect the annual effective tax rate.  The Company recognizes accrued interest and penalties in income tax expense.  Accrued interest and penalties at June 30, 2010 and 2009 amounted to $20,000 and$18,000, respectively.

The change in the Company’s unrecognized tax benefits for fiscal years ended June 30, 2010 and 2009 are as follows:

Balance, June 30, 2008	$404,000
Additions – current period positions	37,000
Reductions	(66,000)
Settlements	-
Balance, June 30, 2009	375,000
Additions – current period positions	122,000
Reductions	(90,000)
Settlements	-
Balance, June 30, 2010	$407,000

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ended before June 30, 2007.  However, to the extent utilized, the Company’s net operating loss carryforwards originating in closed years, remain subject to examinations.  In January 2009, the Company was notified that the Internal Revenue Service would be examining its fiscal 2007 Federal income tax return.  The examination was concluded during the year ended June 30, 2010 and the Company received a no change letter from the Internal Revenue Service.

The change in valuation allowance amounts to a decrease of $107,000 in 2010.

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

9. RETIREMENT PLAN

The Company has a 401(k) Retirement Plan (the “Retirement Plan”), which covers all eligible employees.  Participants may contribute up to the maximum allowable per Internal Revenue Service regulations.   In addition, the Company may make discretionary contributions to the Retirement Plan, subject to certain limitations.  Company contributions to the Retirement Plan were $246,000, $231,000 and $214,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

10. COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2020. Under these leases, minimum commitments are as follows (in thousands):

For the Year Ended June 30,
2011	$1,477
2012	1,361
2013	623
2014	117
2015	117
Thereafter	523
$4,218

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services. Rent expense for the years ended June 30, 2010, 2009 and 2008 amounted to $1,223,000, $997,000 and $979,000, respectively.

(b) Royalties

In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms. Under this agreement, the Company is required to pay royalties of 5% to 15% on sales of this software product.  Upon request, the Company is required to assist with a royalty audit.

(c) Earn outs – See Note 4.

(d) Employment agreements

In May 2010, the Company entered into employment agreements with three key executives which include stock-based compensation that is performance based and granted in annual tranches.  Expense related to this stock-based compensation is determined for each tranche based upon the fair value of the shares when performance or market related criteria are determined.

(e) Other Contingencies and Uncertainties

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

Pursuant to the program, the Company has repurchased a total of 590,000 shares of common stock at a cost of $3,503,000 under the Share Repurchase Program.  No shares were repurchased during the year ended June 30, 2010.  During the year ended June 30, 2009, 41,000 shares of common stock were purchased at a cost of $185,000.   As of June 30, 2010, the Company is authorized to purchase up to an additional $3,815,000 of common stock under the Share Repurchase Program.

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

	Balance at June 30, 2010 ($ in 000)	Effective Interest Rate at June 30, 2010	Effect of 1% Change ($ in 000)
Cash Equivalents	$23,340	<1.0%	$233

At June 30, 2010, a 1.0% point decrease in the current per annum interest rate for the Company’s cash equivalents each would result in $233,000 less interest income during the next fiscal year. The foregoing calculation assumes an instantaneous one percentage point decrease in the rates of all of the Company’s cash equivalents and that the equivalents balance is the amount outstanding as of June 30, 2010. The calculation therefore does not account for any differences in the market rates upon which the interest rates of the Company’s equivalents is based, or other possible actions, such as reinvestment in higher yielding instruments, that Mediware might take in response to any rate decrease.

13. FOREIGN CURRENCY RISK

The Company has exposure to exchange rate fluctuations arising from obligations settled in foreign currencies.  The Company has approximately $4,334,000 in cash and cash equivilant subject to such risk at June 30, 2010.

14. SEGMENT INFORMATION

The Company has four distinct product lines:  Medication Management systems, Blood Management systems, Performance Management systems and Perioperative Management systems.   Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these four product lines into one reporting segment.  Revenues by product line are as follows (in thousands):

	For the Twelve Months Ended June 30,
	2010	2009	2008
Medication Management Systems:
System sales	$5,742	$5,156	$6,862
Services	17,889	14,407	11,923
Billing and collections	2,084	-	-
	25,715	19,563	18,785

Blood Management Systems:
System sales	4,580	4,916	4,744
Services	14,748	15,296	15,093
	19,328	20,212	19,837

Performance Management Systems
System sales	541	9	-
Services	1,166	27	-
	1,707	36	-

Perioperative Management Systems
System sales	55	10	6
Services	811	864	809
	866	874	815

Total	$47,616	$40,685	39,437

Billing and collection revenue is generated from the acquired the assets of ARI.

Selected financial information by geographic area is as follows (in thousands):

	For the Year Ended June 30,
	2010	2009	2008
Revenue from Unaffiliated Customers:
United States	$41,269	$34,815	$33,594
United Kingdom	6,347	5,870	5,843
Total	$47,616	$40,685	$39,437

Net Income:
United States	$2,423	$972	$146
United Kingdom	819	602	582
Total	$3,242	$1,574	$728

	As of June 30,
	2010	2009	2008
Identifiable Assets:
United States	$62,883	$54,391	$52,219
United Kingdom	6,537	5,728	5,409
Total	$69,420	$60,119	$57,628

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal 2010 and 2009 is as follows (table in thousands, except per share amounts):

	Fiscal Quarter Ended 2010
	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	Jun. 30, 2010
Net sales and service	$10,744	$10,816	$12,806	$13,250
Gross profit (1)	7,391	7,187	8,513	8,894
Net income	619	783	891	949
Net income per share, basic	$0.08	$0.10	$0.11	$0.12
Net income per share, diluted	$0.08	$0.10	$0.11	$0.12

	Fiscal Quarter Ended 2009
	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009
Net sales and service	$9,833	$10,015	$10,202	$10,635
Gross profit (1)	6,436	6,397	6,626	7,081
Net income	218	303	483	570
Net income per share, basic	$0.03	$0.04	$0.06	$0.08
Net income per share, diluted	$0.03	$0.04	$0.06	$0.07

(1)  Excludes amortization of capitalized software costs

16. SUBSEQUENT EVENTS

The Company has performed its subsequent events review through September 8, 2010, which is the date the financial statements are issued.

MEDIWARE INFORMATION SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2010 allowance for doubtful accounts	$754	$583	$-	$(247)	$1,090
Year ended June 30, 2009 allowance for doubtful accounts	$748	$197	$-	$(191)	$754
Year ended June 30, 2008 allowance for doubtful accounts	$1,079	$68	$-	$(399)	$748