Form 10-Q
period 2010-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2010-11-02
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 28, 2010, there were 8,015,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

Index

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	September 30,	June 30,
	2010	2010
ASSETS
Current Assets
Cash and cash equivalents	$23,828	$23,340
Accounts receivable (net of allowance of $1,150 and $1,090)	10,786	11,569
Inventories	350	375
Deferred income taxes	752	748
Prepaid expenses and other current assets	1,384	986
Total current assets	37,100	37,018

Fixed assets, net	1,332	1,369
Capitalized software costs, net	12,849	12,352
Goodwill, net	13,130	13,188
Other intangible assets, net	5,086	5,403
Other long-term assets	90	90
Total Assets	$69,587	$69,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	957	1,409
Advances from customers	11,601	10,950
Income taxes payable	610	613
Contingent consideration payable	1,461	1,432
Accrued expenses and other current liabilities	2,152	3,888
Total current liabilities	16,781	18,292

Deferred income taxes	4,598	4,428
Total liabilities	21,379	22,720

Stockholders' Equity
Common stock, $.10 par value; authorized 25,000,000 shares; 8,623,000 and 8,557,000 shares issued as of September 30, 2010 and June 30, 2010, respectively	862	855
Additional paid-in capital	34,604	34,108
Treasury stock, 608,000 and 590,000 shares at September 30, 2010 and June 30, 2010, respectively	(3,698)	(3,503)
Retained earnings	16,731	15,679
Accumulated other comprehensive loss	(291)	(439)
Total stockholders' equity	48,208	46,700
Total Liabilities and Stockholders' Equity	$69,587	$69,420

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	Three Months Ended
	September 30,
	(Unaudited)
	2010	2009

Revenue
System sales	$2,891	$2,802
Services	9,639	7,942

Total revenue	12,530	10,744

Cost and Expenses
Cost of systems (1)	726	780
Cost of services (1)	3,439	2,573
Amortization of capitalized software costs	1,126	1,443
Software development costs	898	1,048
Selling, general and administrative	4,617	3,891

Total costs and expenses	10,806	9,735

Operating income	1,724	1,009

Interest and other income	19	19
Interest and other expense	(31)	(16)

Income before income taxes	1,712	1,012
Income tax provision	(660)	(393)

Net income	1,052	619

Other comprehensive income (loss)
Foreign currency translation adjustment	148	(105)

Comprehensive income	$1,200	$514

Net income per Common Share
Basic	$0.13	$0.08
Diluted	$0.13	$0.08

Weighted Average Common Shares Outstanding
Basic	7,979	7,723
Diluted	8,134	7,890

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Stock	Earnings	(Loss)	Total
Balance at June 30, 2010	8,557	$855	$34,108	$(3,503)	$15,679	$(439)	$46,700
Issuance of common stock on vesting of restricted shares	66	7	(7)				-
Repurchase of common stock				(195)			(195)
Stock based compensation expense			410				410
Tax benefit related to stock-based compensation			93				93
Foreign currency translation adjustment						148	148
Net income					1,052		1,052
Balance at September 30, 2010	8,623	$862	$34,604	$(3,698)	$16,731	$(291)	$48,208
(Unaudited)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)

	(Unaudited)
	Three Months Ended
	September 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$1,052	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,598	1,783
Stock based compensation expense	410	188
Deferred tax provision	222	(25)
Provision for doubtful accounts	65	125
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	795	(948)
Inventories	30	(2)
Prepaid expenses and other assets	(388)	(274)
Accounts payable, accrued expenses and advances from customers	(1,673)	578
Net cash provided by operating activities	2,111	2,044

Cash Flows From Investing Activities
Acquisition of fixed assets	(111)	(13)
Capitalized software costs	(1,623)	(919)
Acquisition of businesses, net of cash acquired	-	(100)
Net cash used in investing activities	(1,734)	(1,032)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	-	108
Excess tax benefits from exercise of stock options and vesting of restricted stock	93	34
Repurchase of common stock	(195)	-
Net cash (used in) provided by financing activities	(102)	142

Foreign currency translation adjustments	213	(115)

Net increase in cash and cash equivalents	488	1,039
Cash at beginning of period	23,340	20,865
Cash at end of period	$23,828	$21,904

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$313	$218

See Notes to Unaudited Condensed Consolidated Financial Statements.

Index

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Mediware Information Systems, Inc. (“Mediware” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Mediware's audited financial statements for the fiscal year ended June 30, 2010, included in Mediware's Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three months ended September 30, 2010 and 2009, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

As of September 30, 2010, the Company has repurchased a total of 590,000 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program, excluding the transaction described below.  As of September 30, 2010, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

The Company may, from time to time, permit a net exercise for equity-based awards made to employees and directors.  In September 2010, an executive surrendered 18,675 shares of common stock with a fair value of $195,000 in order to pay taxes due in connection with the vesting of a stock-based compensation award.  This surrender was accounted for as a repurchase of common stock.

Shares of Common Stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the accompanying condensed consolidated balance sheets. When shares are reissued, the Company will use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional paid-in capital.

4.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain financial instruments, such as accounts receivable and accounts payable, approximate their fair value due to the short-term nature of their underlying terms.

Index

5.     ACQUISITIONS

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

The purchase price paid for HAI consists of an initial purchase price of $3,501,000 in cash, net of $5,000 cash acquired at the closing, plus contingent consideration up to $946,000 based upon the achievement of certain revenue milestones through December 11, 2010.  The purchase price is also subject to a working capital adjustment.  The Company expects to determine the amount of the contingent consideration within sixty days after the first anniversary of the transaction.  Contingent consideration is payable within 3 months of the anniversary date of the acquisition.  The Company estimated the fair value of the contingent consideration at the acquisition date to be $871,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.  As of September 30, 2010, the estimated fair value of the contingent consideration payable for the HAI transaction was $929,000.  The Company incurred $40,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the HAI operations are included in the accompanying financial statements from the date of acquisition.

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

Index

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

Index

The purchase price paid for the assets of ARI consisted of an initial purchase price of $2,061,000 paid in cash at the closing, plus contingent consideration up to $546,000 based upon the achievement of certain revenue milestones through December 11, 2010.  The purchase price is also subject to a working capital adjustment.  The Company expects to determine the amount of the contingent consideration within sixty days after the first anniversary of the transaction.  The contingent consideration is payable within three months of the anniversary date of the acquisition.  We estimated the fair value of the contingent consideration at the acquisition date to be $498,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.  As of September 30, 2010, estimated fair value of the contingent consideration payable for the ARI transaction was $532,000.  The Company incurred $21,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the ARI operations are included in the accompanying financial statements from the date of acquisition.

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

Index

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the three-months ended September 30, 2010 is as follows (in thousands):

Carrying amount as of June 30, 2010	$13,188
Tax benefit of amortization	(58)
Carrying amount as of September 30, 2010	$13,130

Other Intangible Assets

The carrying amount of our other intangible assets as of September 30, 2010 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$1,932	$(615)	$1,317	3.4
Customer relationships	4,883	(1,126)	3,757	4.9
Contract backlog	158	(158)	-	-
Non-compete agreements	124	(112)	12	0.2
	$7,097	$(2,011)	$5,086

Amortization expense for other intangible assets amounted to $317,000 for the three months ended September 30, 2010 and $165,000 for the three months ended September 30, 2009.  The following represents the expected amortization in future periods (in thousands):

Fiscal	Expected
Year	Amortization
2011 (Remainder)	$877
2012	1,151
2013	1,057
2014	975
2015	717
Thereafter	309
$5,086

7.     STOCK BASED COMPENSATION

The aggregate noncash stock based compensation expense totaled $410,000 and $188,000 for the three-months ended September 30, 2010 and 2009, respectively.

Index

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of September 30, 2010, there were 830,000 shares available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of September 30, 2010 no options or other equity grants were available to be issued under this Plan.

The Company may from time to time permit net share exercises of awards made to employees and directors.  Shares reacquired under net share exercises are included within treasury stock.

Restricted Common Stock Awards

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  For the three months ended September 30, 2010 and 2009, the Company recorded compensation expense of $1,000 and $4,000, respectively related to the Time-Based Shares.  The Time-Based Shares will result in compensation expense in future periods of up to $2,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of shares granted is determined based upon the fair market value of the Company’s stock on January 1 of each year.  These Director Shares vest on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to these Director Shares of $18,000 for both the three months ended September 30, 2010 and 2009.  The Director Shares will result in compensation expense in future periods of up to $52,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “2008 Enhanced Performance Shares”).  The 2008 Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the three months ended September 30, 2010 and 2009, the Company recorded $60,000 and $128,000, respectively of compensation expense related to the 2008 Enhanced Performance Shares.  At September 30, 2010, no compensation expense remained related to the 2008 Enhanced Performance Shares.

Index

During fiscal 2010, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company will grant up to a total of 168,750 restricted shares of common stock (the “2010 Enhanced Performance Shares”) in three annual tranches.  The 2010 Enhanced Performance Shares vest upon both continued employment and upon the achievement of certain performance goals.  Each tranche is deemed to be granted upon the annual establishment of the performance criteria.  In the three months ended September 30, 2010 the Company granted 37,500 2010 Enhanced Performance Shares and recorded $129,000 of compensation expense.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The first tranche of 56,250 shares awarded under the 2010 Enhanced Performance Shares may result in compensation expense in future periods of up to $365,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  Also under the terms of these agreements, the Company will grant up to a total of 56,250 restricted shares of common stock (the “Market Condition Shares”) in three annual tranches.  The Market Condition Shares vest upon the achievement of certain market condition criteria and the continued employment of the key employees.  Following the grants of the initial tranches, each tranche of the Market Condition Shares is deemed to be granted upon the annual reset of the market condition criteria. During the three months ended September 30, 2010 the Company granted 12,500 of the Market Condition Shares.  For the three months ended September 30, 2010 the Company recorded $18,000 of compensation expense related to the Market Condition Shares.  The first tranche of 18,750 shares awarded as Market Condition Shares may result in compensation expense in future periods of up to $60,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

A summary of the status of the Company’s nonvested restricted common stock as of September 30, 2010, and changes during the three-months ended September 30, 2010, is presented below (shares amounts in thousands):

	Market Condition Shares	Weighted Average Grant Date Fair Value	Time-Based Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2010	6	$4.86	2	$5.96
Granted	13	4.40	-	-
Canceled or forfeited	-	-	-	-
Vested	-	-	-	-
Nonvested at September 30, 2010	19	$4.55	2	$5.96

	2008 Enhanced Performance Shares	Weighted Average Grant Date Fair Value	2010 Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2010	66	$6.74	19	$9.12
Granted	-	-	37	9.11
Canceled or forfeited	-	-	-	-
Vested	(66)	6.74	-	-
Nonvested at September 30, 2010	-	-	56	$9.11

The foregoing information does not reflect any shares that are deemed not granted as described above.

The fair value of the restricted shares is determined based on the average trading price of the Company’s shares on the grant date, except for the Director Shares which is determined based on the average trading price of the Company’s shares as of January 1 of each year, pursuant to the directors’ compensation plan and the Market Condition Shares which were valued by an outside party to take into account the market condition criteria.

Index

Stock Option Awards

The fair value of the stock options granted is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options granted at the date of the grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended September 30,
	2010	2009
Risk-free interest rates	1.70%	2.30%
Expected option life in years	2.5	3
Expected stock price volatility	54%	66%
Expected dividend yield	0%	0%

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company uses historical data to estimate option exercise and employee and director termination within the valuation model; separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company has not paid any dividends in the past and does not expect to pay any in the near future.

The following table sets forth summarized information concerning the Company's stock options as of September 30, 2010 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	846	8.69
Granted	100	9.11
Exercised	-	-
Forfeited or expired	(24)	8.10
Outstanding at September 30, 2010	922	$8.75	4.1	$1,864
Options exercisable at September 30, 2010	464	$9.54	3.7	$714
Nonvested at September 30, 2010	458	$7.96	4.5	$1,150

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

The total fair value of shares vested during the three months ended September 30, 2010 was $101,000.

There were no stock options exercised in the three months ended September 30, 2010.  Cash received from the options exercised under all stock-based payment arrangements was $108,000 for the three months ended September 30, 2009.  The aggregate intrinsic value of options exercised was $79,000 during the three-months ended September 30, 2009.  Historically, the Company has issued new shares upon the exercise of stock options.

Index

The weighted average fair value at date of grant for options granted during the three months ended September 30, 2010 was $4.12 per option.  The Company recorded $184,000 and $40,000 of compensation expense for stock options for the three months ended September 30, 2010 and 2009, respectively.

Estimated future stock-based compensation expense relating to outstanding stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2011 (Remainder)	$444
2012	308
2013	149
2014	54
2015	-
Total estimated future stock-based compensation expense	$955

The following table presents information relating to stock options at September 30, 2010 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	10	$3.89	3.1	3	$3.89
$4.50 - $ 7.49	339	$6.63	4.8	161	$6.70
$7.50 - $ 8.99	158	$8.79	4.3	10	$8.08
$9.00 - $ 10.49	298	$9.71	3.4	173	$10.13
$10.50 - $11.99	-	-	-	-	-
$12.00 - $13.49	87	$12.56	3.5	87	$12.56
$13.50 - $14.99	30	$13.73	3.3	30	$13.73
	922			464

8.   INCOME TAXES

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

As of September 30, 2010, as required by accounting guidance, the Company’s unrecognized tax benefits totaled $407,000.  Accrued interest and penalties at September 30, 2010 were $20,000.  The Company recognizes accrued interest and penalties in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2007.  However, to the extent utilized, the Company’s net operating loss carryforwards originating in closed years, remain subject to examinations.

Index

9. SEGMENT INFORMATION

The Company has four distinct product lines:  Medication Management systems, Blood and Biologics Management systems, Performance Management systems and Perioperative Management systems.   Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these operating divisions into one reporting segment.  Revenue by product line is as follows (in thousands):

	For the Three Months Ended
	September 30,
	2010	2009
Medication Management Systems:
System sales	$1,921	$1,678
Services	4,656	3,639
Billing and collections	1,005	-
	7,582	5,317

Blood Management Systems:
System sales	907	1,013
Services	3,548	3,810
	4,455	4,823

Performance Management Systems
System sales	63	56
Services	252	287
	315	343

Perioperative Management Systems
System sales	-	55
Services	178	206
	178	261

Total	$12,530	$10,744

Billing and collections revenue is generated from the acquired assets of ARI.

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended
	September 30,
	2010	2009
Revenue from Unaffiliated Customers:
United States	$11,329	$9,122
United Kingdom	1,201	1,622
Total	$12,530	$10,744

Net Income:
United States	$1,082	$306
United Kingdom	(30)	313
Total	$1,052	$619

Index

	September 30,
	2010	2009
Identifiable Assets:
United States	$63,160	$55,784
United Kingdom	6,427	5,583
Total	$69,587	$61,367

10.     CONTINGENCIES

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

Mediware is working with a longstanding vendor of third-party software to determine if Mediware has under-licensed the vendor’s product.  The vendor prices its software licenses on a per-unit basis.  The vendor is currently investigating whether it should price the software licensed to Mediware on a basis different than the vendor has invoiced Mediware over the past several years.  A reasonable estimate of an unfavorable outcome, if any, could not be established and no provision has been recorded.

11.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for the Company beginning July 1, 2010.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB finalized guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this guidance were effective July 1, 2010.  These changes did not have a material impact on the Company's consolidated financial position and results of operations as the Company does not have variable interest entities.

In June 2009, the FASB issued guidance to improve transparency about transfers of financial assets and a transferor's continuing involvement, if any, with transferred financial assets. This guidance removes the concept of a qualifying special-purpose entity and removes the exception from applying previous guidance to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures.  This guidance was adopted for the Company beginning July 1, 2010 and did not have a material impact on the Company's consolidated financial position and results of operations.

Index

12.     SUBSEQUENT EVENTS

The Company has performed its subsequent events review through the filing of these financial statements.

Index

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of September 30, 2010, and the related condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three-month periods ended September 30, 2010 and 2009.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated September 8, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2010 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

EisnerAmper LLP
New York, New York

November 1, 2010

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in Mediware’s Form 10-K for the year ended June 30, 2010 and in subsequent Quarterly Reports on Form 10-Q, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

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

Mediware licenses, implements and supports clinical and performance management information solutions and other services to healthcare facilities.  We license our blood and biologics management solutions to hospitals. We license blood donor recruitment and management solutions to blood donor and plasma donor centers through our Blood Center Technologies business group, formed during the fiscal year ended June 30, 2009.  The Company’s medication management solutions are licensed to hospitals, long-term care, specialty pharmacy, home infusion, alternate care and behavioral health facilities.  Our home infusion, specialty pharmacy and alternate care products and services are licensed through the Company’s Alternate Care Solutions (ACS) business group, formed during fiscal 2010.  ACS also provides billing and collection services to the home infusion market.  We license performance management software to hospitals, blood and plasma centers and alternate care facilities.

We generally license our blood management and biologics management software systems and certain of our medication management software systems to customers on a perpetual basis.  The customers that license the software on a perpetual basis typically make an up-front payment for the software license fees and payments for support services on an annual basis.  In contrast, we generally provide our blood and plasma center solutions and certain of our medication management software systems and our recently acquired alternate care products on a monthly subscription basis.  These customers pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software.  Under both payment models, customers may purchase services, including implementation, consultation and other ad hoc services, for additional fees which are generally billed as incurred.  However, beginning in fiscal 2010, we initiated our “maintenance plus” program through which our customers may elect to pay “in advance” on an annual basis for services that had historically been paid on an ad hoc basis.  Performance management software is licensed on both a perpetual and subscription bases.  We currently anticipate that over time an increased number of our systems (in all product lines) will be licensed on a subscription basis.

Blood and Biologics Management Products

Our flagship blood transfusion product is the HCLL™ transfusion software.  We also provide our hospital customers its complementary HCLL™ donor software module for use in hospital-based donor centers.  In early fiscal year 2008, we announced our new BloodSafe™ suite of products.  As of September 30, 2010, BloodSafe is licensed for use at seven facilities.

Index

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

In June 2008, we released BiologiCare™, our first generation bone, tissue and cellular product tracking software.  With the introduction of BiologiCare, we believe we are positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with our HCLL software or operate on a stand-alone basis.  As of September 30, 2010, BiologiCare is licensed for use at two facilities.

In addition to our license of blood and biologics management software, we generate revenue from professional services and post-contract support.  These ongoing support contracts accounted for 52% and 42% of the total revenue from blood and biologics management operations in the periods ended September 30, 2010 and 2009, respectively.

Medication Management Products

Mediware’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx®.  We also offer MediCOE, a physician order entry module, and MediMAR®, a nurse point of care administration and bedside documentation module, that are fully integrated with the WORx software.  An acquisition in November 2008 expanded our product offering by adding Ascend, a solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  To expand our capabilities and address a new industry mandate, we introduced MediREC in March 2007.  As of September 30, 2010, MediREC was licensed for use at seven customer sites.

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

We generate revenue from medication management software sales, professional services and post-contract support.  Support contracts have accounted for 58% and 57% of the total revenue from medication management operations in the periods ended September 30, 2010 and 2009, respectively.

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

Our United Kingdom operating business is JAC Computer Services, Ltd. (JAC).  JAC’s product offering includes Pharmacy Management system and Electronic Prescribing module.  The Electronic Prescribing module has been installed in approximately twenty U.K. customer sites as of September 30, 2010.  The installed base of the Company’s Pharmacy Management system product includes approximately 50% of the trusts within National Health Service (NHS).

The NHS in the U.K. initiated a national program to purchase healthcare information technology in 2004 (the National Program).   Since that time, JAC has worked to position itself favorably as a provider of software under the National Program.  JAC has also worked directly with hospitals and trusts to hedge against delays and changes in the National Program.  As a result of a change in government in the U.K. in 2010, the National Program has been dramatically changed, and we believe that JAC’s efforts to work directly with hospitals and trusts over the last several years will position JAC well as it works to license software and sell services directly to hospitals and trusts that are no longer subject to the limitations of the National Program requirements.

Index

Performance Management Products

Through a business acquisition in June, 2009, Mediware added the Insight software system to its portfolio of products. The Insight system is a business and clinical intelligence software package used in more than 100 hospitals at September 30, 2010.  We expect revenue from Insight software sales, professional services and post-contract support.  Support contracts accounted for 62% and 48% of total performance management revenues in the periods ended September 30, 2010 and 2009, respectively.  If the sales of products increase, we expect that license fee revenue will increase and support revenue will make up a smaller portion of our revenue associated with this product.

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

Of specific importance to near term investment is the American Recovery and Reinvestment Act (ARRA), which became effective in 2009. This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  A part of ARRA designated the Health Information Technology for Economic and Clinical Health Act (HITECH) provides roughly $2 billion in ‘jump start’ funding that the Department of Health and Human Services is to distribute over a two year time frame beginning in 2011.  ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the ‘meaningful use’ of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.

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

While Mediware does not anticipate immediate benefits from these government initiatives, the Company believes that the additional government spending on healthcare information technology and other health reform legislation will stimulate spending across a broad range of healthcare information technology projects. Over time we expect these initiatives to create new opportunities, to expand the use of Mediware solutions and to have a positive impact on the Company.  We are working to ensure that our relevant products meet the applicable certification standards so that our customers receive the full benefit of the HITECH Act.  If we fail to achieve the appropriate certification standards, the Company could face adverse consequences as its customers look to other certified vendors.

We do not currently expect the Patient Protection and Affordable Care Act, passed in 2010, to have a material impact on our business.

Strategic Relationships and Acquisitions

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

Index

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

•
Since Mediware acquired the Ascend product line and business in fiscal 2009, substantially all of the business customers have utilized a precursor pharmacy software product rather than the contemporary Ascend software.  While we anticipate that the process will take time, we have begun transitioning customers from the older product to the latest Ascend software platform in fiscal 2011.

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

•
We have initiated a number of different programs for fiscal 2011 to increase sales of our home infusion products acquired in fiscal 2009 and 2010.  We expect that these efforts will lead to growth in sales of home infusion products in fiscal 2011 and the coming years.

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

Results of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

Total revenue for the first quarter of fiscal 2011 was $12,530,000 compared to $10,744,000 reported in the same quarter of fiscal 2010, an increase of $1,786,000 or 17%.  The increase in revenue is primarily due to revenue associated with the two medication management businesses acquired in December 2009, neither of which is included in our results for the same quarter of fiscal 2010, partially offset by lower JAC revenues.  Blood and biologics management products and services revenue was $4,455,000 in the first quarter of fiscal 2011, representing a decrease of $368,000 or 8% compared to $4,823,000 in the same quarter of fiscal 2010.  Medication management products and services total revenue was $7,582,000 in the first quarter of fiscal 2010 representing an increase of $2,265,000 , including $2,497,000 two recent acquisitions not reflected in the first quarter of fiscal 2010, or 43% compared to $5,317,000 in the same quarter of fiscal 2010.  JAC’s contribution to total revenue of medication management products and services was $1,201,000 in the first quarter of fiscal 2011, a decrease of $421,000, or 26%, compared to $1,622,000 in the same quarter of fiscal 2010.  The decrease was primarily attributable to slower than anticipated contracting due, we believe, to changes associated with the new government in the United Kingdom.  Performance management products and services recorded total revenue of $315,000 in the first quarter of fiscal 2011, representing a decrease of $28,000 or 8% compared to $343,000 in the same quarter of fiscal 2010.

Index

System sales revenue, which includes proprietary and third party software licenses, hardware sales and subscription revenue, amounted to $2,891,000 for the first quarter of fiscal 2011, an increase of $89,000 or 3% compared to $2,802,000 in the same quarter of fiscal 2010.  System sales for blood and biologics management products was $907,000 for the first quarter of fiscal 2011, a decrease of $106,000 or 10% compared to $1,013,000 in the same quarter of fiscal 2010.  This decrease primarily reflects fewer BloodSafe system sales in the first quarter of fiscal 2011 compared to the same quarter of fiscal 2010.  System sales for the medication management products increased $243,000, or 14% to $1,921,000 in the first quarter of fiscal 2011 compared to $1,678,000 in the same period of fiscal 2010.  This increase reflects incremental revenues associated with recently acquired ACS business, and revenue attributed to the achievement of certain contractual milestones related to an ACS customer.  These increases were partially offset by a decrease in JAC system sales.  Despite the decline, we believe that the JAC business continues to be well positioned in its market as a result of its direct relationships with hospitals and trusts throughout the country.  Performance management system sales were $63,000 for the first quarter of fiscal 2011 compared to $56,000 in the first quarter of fiscal 2010.

Service revenue, which includes post contract support revenues, implementation services, maintenance services, including our “maintenance plus” program, and promotional services increased $1,697,000, or 21%, to $9,639,000 in the first quarter of fiscal 2011 compared to $7,942,000 for the same period in fiscal 2010.   Service revenue for the blood and biologics management products totaled $3,548,000 for the first quarter of fiscal 2011, representing a decrease of $262,000, or 7%, compared to $3,810,000 in the first quarter of fiscal 2010.  The decrease primarily reflects a decrease in implementation revenue for our HCLL software systems, as implementation projects associated with the sunset of our legacy systems were completed in fiscal 2010, and was partially offset by an increase in HCLL software support revenues.  Service revenue for the medication management products increased $2,022,000, or 56%, to $5,661,000 in the first quarter of fiscal 2011 compared to $3,639,000 for the same quarter of fiscal 2010.  This increase reflects incremental revenues from our recently acquired businesses and increased support revenues.  Service revenue for JAC increased 9% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  Service revenue for performance management products amounted to $252,000 for the first quarter of fiscal 2011 compared to $287,000 for the same period in fiscal 2010.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems decreased $54,000, or 7%, to $726,000 in the first quarter of fiscal 2011 as compared to $780,000 in the same period in fiscal 2010.  The gross margin, excluding amortization of capitalized software costs, on system sales was 75% in the first quarter of fiscal 2011 compared to 72% in the same quarter in fiscal 2010.  The increase in gross margin is primarily due to the increase in high margin proprietary system sales during the first quarter of fiscal 2011 compared to the same period in fiscal 2010.

Index

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $866,000, or 34%, to $3,439,000 in the first quarter of fiscal 2011 as compared to $2,573,000 in the same period of fiscal 2010.  The increase in cost of services is primarily attributed to incremental costs associated with our recent business acquisitions in medication management.   Gross margin on service revenue was 64% for the first quarter of fiscal 2011 compared to 68% for the first quarter of fiscal 2010.

Amortization of capitalized software decreased $317,000, or 22%, to $1,126,000 in the first quarter of fiscal 2011 compared to $1,443,000 in the first quarter of fiscal 2010.   The decrease occurred as past software development efforts became fully amortized. We anticipate that amortization costs will remain flat or decline slightly in fiscal 2011 compared to fiscal 2010 provided Mediware’s capitalization and cash expenditures continue at substantially the same rates.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs decreased $150,000, or 14%, to $898,000 in the first quarter of fiscal 2011 compared to $1,048,000 in the first quarter of fiscal 2010.  Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $2,521,000 in the first quarter of fiscal 2011 compared to $1,967,000 in the first quarter of fiscal 2010, an increase of $554,000, or 28%.  The percentage of development spending subject to capitalization increased for the first quarter of fiscal 2011 due largely to our efforts to further expand our product offerings into the blood plasma market.  The Company expects to maintain its current investment in product development products in the near term.

Selling, general and administrative (SG&A) expenses include marketing and sales salaries, commissions, travel and advertising expenses and acquired intangibles amortization.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses increased $726,000, or 19%, to $4,617,000 in the first quarter of fiscal 2011 compared to $3,891,000 in the first quarter of fiscal 2010.  This increase primarily reflects incremental costs associated with our businesses recently acquired.

Income tax expense increased to $660,000 in the first quarter of fiscal 2011 compared to $393,000 in the same quarter of fiscal 2010, primarily related to the increase in operating income.  The effective tax rate was 39% for the first quarter of both fiscal 2011 and fiscal 2010.

Net income for the first quarter of fiscal 2011 was $1,052,000, compared to net income of $619,000 during the first quarter of fiscal 2010, an increase of $433,000 or 70%.  Increase in net income is primarily due to the incremental operating income associated with our recently acquired ACS business, combined with decreased amortization of capitalized software costs and an increased rate of capitalization of software development expenditures.

Index

Liquidity and Capital Resources

As of September 30, 2010, Mediware had cash and cash equivalents of $23,828,000 compared to $23,340,000 at June 30, 2010.  A portion of the Company’s cash and cash equivalents resides outside of the United States. Repatriation of these funds could be negatively impacted by foreign and domestic taxes. Working capital was $20,319,000 and $18,726,000 at September 30, 2010 and June 30, 2010, respectively.  The current ratio was 2.2 to 1 and 2.0 to 1 at September 30, 2010 and June 30, 2010, respectively.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities, other than deferred tax liabilities.

Cash provided by operating activities was $2,111,000 during the first quarter of fiscal year 2011 compared to $2,044,000 during the same quarter a year ago.  The increase in cash provided by operating activities is primarily due to improved cash collections of our accounts receivable and an increase in net income, partially offset by changes in accounts payable, accrued expenses and advances from customers.

Cash used in investing activities was $1,734,000 during the first quarter of fiscal year 2011 compared to $1,032,000 during the same quarter a year ago.  The increase in cash used in investing activities is primarily attributable to the increase in software costs capitalized in the first quarter of fiscal 2011 compared to the same period in fiscal 2010.

Cash used in financing activities was $102,000 during the first quarter of fiscal 2011 compared to cash provided by financing activities of $142,000 during the same period of fiscal 2010. The cash used for financing activities in the first quarter of fiscal 2011 is primarily attributable to taxes paid in connection with the vesting of a stock-based compensation award, offset by tax benefits related to the vesting of restricted stock. There were no similar payments in connection with compensation awards or vesting of restricted stock during the same period in fiscal 2010.  The cash provided by financing activities in the first quarter of fiscal 2010 was primarily from stock option exercises and related tax benefits. There were no stock options exercised in the first quarter of fiscal year 2011.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements.  We expect that future cash requirements will principally be for capital expenditures, working capital requirements, stock repurchases and other strategic initiatives.  We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital needs, any future share repurchases, and other cash requirements at least through the end of fiscal 2011.

Our liquidity is influenced by our ability to perform on our strategies in a competitive industry.  Factors that may affect liquidity include our ability to penetrate the market for our products, maintain or reduce the length of the selling cycle, and collect cash from clients as systems are licensed or implemented and services completed.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mediware is subject to market risks from foreign currency fluctuations due to the operations of JAC.  During the last three years, Mediware has not entered into any derivative financial instruments or engaged in other hedging transactions to reduce its exposure to such risks.

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which JAC operates affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of the net assets of JAC reported in United States dollars.

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 10% and 15% of Mediware’s consolidated revenue in the three months ended September 30, 2010 and 2009, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into United States dollars affects period-over-period comparability of operating results.  Assets and liabilities for JAC are recorded in the local currency. Any foreign currency impact of translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our results for the three months ended September 30, 2010 and September 30, 2009 were negatively impacted by a $1,000 and $4,000 foreign currency movement, respectively. These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010.

There were no material changes in Mediware’s internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.    Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table lists Mediware’s share repurchases during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

September 2010	18,675	(2)	$10.44	(2)	--	$--

Total	18,675		$10.44		--	$3,815,000
______________
(1)  The Board of Directors approved a share repurchase program on February 6, 2008, and modified it in October 2008, to authorize Mediware to purchase up to $7.318 million of its Common Stock, at times and prices that the President and Chief Executive Officer or Chief Financial Officer of the Company determine to be appropriate.  The program has no expiration date, and Mediware has no obligation to purchase shares under the program.  Since inception, 590,000 shares were repurchased and placed in treasury under this program.  No shares were repurchased during the quarter ended September 30, 2010 under this program.
(2)  Shares purchased were surrendered by an executive in order to pay taxes due in connection with the vesting of a stock-based compensation award.

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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

November 2, 2010	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

November 2, 2010	/s/ MICHAEL MARTENS
Date	MICHAEL MARTENS
CHIEF FINANCIAL OFFICER