Form 10-Q
period 2010-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2011-02-01
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 31, 2011, there were 8,015,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	December 31,	June 30,
	2010	2010
ASSETS
Current Assets
Cash and cash equivalents	$23,415	$23,340
Accounts receivable (net of allowance of $1,379 and $1,090)	11,294	11,569
Inventories	335	375
Deferred income taxes	828	748
Prepaid expenses and other current assets	1,172	986
Total current assets	37,044	37,018

Fixed assets, net	1,218	1,369
Capitalized software costs, net	13,276	12,352
Goodwill, net	13,072	13,188
Other intangible assets, net	4,790	5,403
Other long-term assets	90	90
Total Assets	$69,490	$69,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$963	$1,409
Advances from customers	10,404	10,950
Income taxes payable	9	613
Contingent consideration payable	-	1,432
Accrued expenses and other current liabilities	3,302	3,888
Total current liabilities	14,678	18,292

Deferred income taxes	4,603	4,428
Total liabilities	19,281	22,720

Commitments and Contingencies (Note 9)

Stockholders' Equity
Common stock, $.10 par value; authorized 25,000,000
shares; 8,623,000 and 8,557,000 shares issued
as of December 31, 2010 and June 30, 2010, respectively	862	855
Additional paid-in capital	34,942	34,108
Treasury stock, 608,000 and 590,000 shares at December 31, 2010
and June 30, 2010, respectively	(3,698)	(3,503)
Retained earnings	18,466	15,679
Accumulated other comprehensive loss	(363)	(439)
Total stockholders' equity	50,209	46,700
Total Liabilities and Stockholders' Equity	$69,490	$69,420

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	(Unaudited)		(Unaudited)
	Three months ended		Six Months ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue
System sales	$3,343	$2,412	$6,234	$5,214
Services	9,900	8,404	19,539	16,346

Total revenue	13,243	10,816	25,773	21,560

Cost and Expenses
Cost of system sales (1)	794	928	1,520	1,708
Cost of services (1)	3,452	2,701	6,891	5,274
Amortization of capitalized software costs	1,134	1,309	2,260	2,752
Software development costs	850	1,080	1,748	2,128
Selling general and administrative	4,991	4,071	9,608	7,962

Total costs and expenses	11,221	10,089	22,027	19,824

Operating income	2,022	727	3,746	1,736

Interest and other income	15	92	34	111
Interest and other (expense)	(44)	(6)	(75)	(22)

Income before income taxes	1,993	813	3,705	1,825
Income tax (expense)	(258)	(30)	(918)	(423)

Net income	1,735	783	2,787	1,402

Other comprehensive income (loss)
Foreign currency translation adjustment	(72)	3	76	(102)

Comprehensive income	$1,663	$786	$2,863	$1,300

Net income per Common Share
Basic	$0.22	$0.10	$0.35	$0.18
Diluted	$0.21	$0.10	$0.34	$0.18

Weighted Average Common Shares Outstanding
Basic	8,015	7,842	7,997	7,784
Diluted	8,163	7,958	8,146	7,926

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total
Balance at June 30, 2010	8,557	$855	$34,108	$(3,503)	$15,679	$(439)	$46,700
Issuance of common stock on vesting of restricted shares	66	7	(7)				-
Repurchase of common stock				(195)			(195)
Stock based compensation expense			748				748
Tax benefit related to stock-based compensation			93				93
Foreign currency translation adjustment						76	76
Net income					2,787		2,787
Balance at December 31, 2010 (Unaudited)	8,623	$862	$34,942	$(3,698)	$18,466	$(363)	$50,209

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Six Months Ended
	December 31,
	2010	2009
Cash Flows From Operating Activities
Net income	$2,787	$1,402
Adjustments to reconcile net income, to
net cash provided by operating activities:
Depreciation and amortization	3,184	3,442
Gain on disposal of fixed assets	3	-
Stock based compensation expense	748	301
Deferred tax provision	209	(175)
Provision for doubtful accounts	405	126
Changes in operating assets and liabilities, net of
effect of acquisitions:
Accounts receivable	(89)	(972)
Inventories	43	(1)
Prepaid expenses and other assets	(179)	(166)
Accounts payable, accrued expenses and
advances from customers	(2,202)	285
Net cash provided by operating activities	4,909	4,242

Cash Flows From Investing Activities
Acquisition of fixed assets	(157)	(61)
Capitalized software costs	(3,185)	(1,839)
Acquisition of businesses, net of cash acquired	(1,500)	(5,991)
Net cash used in investing activities	(4,842)	(7,891)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	-	471
Excess tax benefits from exercise of stock options
and vesting of restricted stock	93	139
Repurchase of common stock	(195)	-
Net cash (used in) provided by financing activities	(102)	610

Foreign currency translation adjustments	110	(113)

Net change in cash and cash equivalents	75	(3,152)
Cash and cash equivalents at beginning of period	23,340	20,865
Cash and cash equivalents at end of period	$23,415	$17,713

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes paid	$1,220	$601

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

The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three and six months ended December 31, 2010 and 2009, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

As of December 31, 2010, the Company has repurchased a total of 590,000 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program.  As of December 31, 2010, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

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

Mediware believes the acquisition of HAI has expanded its medication management offering by expanding its presence in the home infusion, specialty pharmacy and alternate care markets.

The HAI products generate revenue by licensing its proprietary software and by providing professional services and support for the product lines.  Generally, HAI customers are charged an initial start-up fee along with monthly fees for the continued use and support of the proprietary software.  Software license fees are recognized when the license is initially executed, subject to the revenue recognition principles for software.  Professional services and support revenues are recognized as the services are delivered.

The purchase price paid for HAI consists of an initial purchase price of $3,501,000 in cash, net of $5,000 cash acquired at the closing, plus contingent consideration of $954,000 deposited into the sellers escrow account in December 2010 based upon the achievement of certain revenue milestones through December 11, 2010.  This amount is disbursable to the sellers of HAI on September 30, 2011, subject to any indemnity claims by Mediware.  The Company will receive $22,000 from the seller as part of the final working capital adjustment.  The Company estimated the fair value of the contingent consideration at the acquisition date to be $871,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.   The Company incurred $40,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the HAI operations are included in the accompanying financial statements from the date of acquisition.

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

The following summarizes the final purchase price allocation, net of cash acquired and reflecting the working capital adjustment (in thousands):

Purchase Price Allocation
Accounts receivable	$743
Prepaid and other current assets	64
Fixed assets	14
Intangible assets subject to amortization	2,199
Goodwill	1,860
Accounts payable	(57)
Advances from customers	(240)
Accrued expenses and other current liabilities	(233)
Other long term liabilities - contingent consideration	(871)
Contingent consideration paid	954
Total purchase price, net of cash acquired	$4,433

Details of acquired intangibles and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$756	5.0 years	19.1%
Customer relationships	1,285	6.0 years	19.1%
Customer Backlog	158	13 months	19.1%
	$2,199

Goodwill	$1,860

The Company valued the purchased technology using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, technology replacement rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of purchased technology at $756,000.  The Company is amortizing this amount over the estimated useful life of five years.

The Company valued the customer relationships and contracted backlog using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $1,285,000 and contracted backlog at $158,000.  The Company is amortizing customer relationships over the estimated useful life of six years and the contracted backlog over the estimated useful life of thirteen months.

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

The acquisition of ARI expanded the scope of services that Mediware can provide to its current and potential home infusion, specialty pharmacy and alternate care customers.

ARL services generate revenue by providing collection and billings services and expertise to Mediware’s home infusion, specialty pharmacy and alternate care customers and may be provided to other software providers’ customers as well.   Customers are charged a percentage of the third party fees that are collected.  The Company records revenue as the third party fees are collected.

The purchase price paid for the assets of ARI consisted of an initial purchase price of $2,061,000 paid in cash at the closing, plus contingent consideration of $546,000 deposited into the sellers escrow account in December 2010 based upon the achievement of certain revenue milestones through December 11, 2010.   This amount is disbursable to the sellers of ARI’s assets on September 30, 2011, subject to any indemnity claims by Mediware.  In addition, the Company will pay $14,000 to the sellers as part of the final working capital adjustment.  We estimated the fair value of the contingent consideration at the acquisition date to be $498,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.  The Company incurred $21,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the ARI operations are included in the accompanying financial statements from the date of acquisition.

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

The following summarizes the final purchase price allocation, reflecting the working capital adjustment (in thousands):

Purchase Price
Allocation
Accounts receivable	$549
Prepaid expenses	38
Fixed assets	1
Intangible assets subject to amortization	763
Goodwill	1,317
Accounts payable	(16)
Accrued expenses and other liabilities	(79)
Other long term liabilities - contingent consideration	(498)
Contingent consideration paid	546
Total Purchase Price	$2,621

Details of acquired intangible assets and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Customer relationships	763	6.0 years	17.0%
	$763

Goodwill	$1,317

The Company valued the customer relationships using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $763,000.  The Company is amortizing this amount over the estimated useful life of six years.

Goodwill is expected to be deductible for tax purposes.

Proforma information for the acquisition of ARI has not been presented as the acquisition is not significant.

5.      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the six months ended December 31, 2010 is as follows (in thousands):

Carrying amount as of June 30, 2010	$13,188
Tax benefit of amortization	(116)
Carrying amount as of December 31, 2010	$13,072

Other Intangible Assets

The carrying amount of our other intangible assets as of December 31, 2010 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$1,932	$(712)	$1,220	3.2
Customer relationships	4,883	(1,319)	3,564	4.6
Contract backlog	158	(158)	-	-
Non-compete agreements	124	(118)	6	0.1
	$7,097	$(2,307)	$4,790

Amortization expense for other intangible assets amounted to $296,000 and $613,000 for the three and six months ended December 31, 2010, and $198,000 and $363,000 for the three and six months ended December 31, 2009.  The following represents the expected amortization in future periods (in thousands):

Fiscal	Expected
Year	Amortization
2011 (Remainder)	$581
2012	1,151
2013	1,057
2014	975
2015	717
Thereafter	309
$4,790

6.     STOCK BASED COMPENSATION

The aggregate noncash stock based compensation expense totaled $338,000 and $112,000 for the three months ended December 31, 2010 and 2009, respectively, and $748,000 and $301,000 for the six months ended December 31, 2010 and 2009, respectively.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of December 31, 2010, there were 832,000 shares available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of December 31, 2010, no options were available to be issued under this Plan.

The Company may from time to time permit net share exercises of awards made to employees and directors.  Shares reacquired under net share exercises are included within treasury stock.

Restricted Common Stock Awards

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  With respect to the Time-Based Shares, the Company recorded compensation expense of $1,000 and $2,000 for the three months ended December 31, 2010 and 2009, respectively, and compensation expense of $2,000 and $6,000 for the six months ended December 31, 2010 and 2009, respectively.  The Time-Based Shares will result in compensation expense in future periods of up to $1,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of Director Shares granted is determined based upon the fair market value of the Company’s stock on the first trading day of each calendar year.  The Director Shares vest on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to the Director Shares of $17,000 for the three months ended December 31, 2010 and 2009, respectively, and $35,000 for each of the six months ended December 31, 2010 and 2009, respectively.  The Director Shares will result in compensation expense in future periods of up to $35,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “2008 Enhanced Performance Shares”).  The 2008 Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  The Company recorded no compensation expense related to the 2008 Enhanced Performance Shares for the three months ended December 31, 2010 and $74,000 in compensation expense for the three months ended December 31, 2009.  The Company recorded $60,000 and $202,000 for the six months ended December 31, 2010 and 2009, respectively, for such expenses.  At December 31, 2010, all compensation expense related to the 2008 Enhanced Performance Shares had been recognized.

During fiscal 2010, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company will grant up to a total of 168,750 restricted shares of common stock (the “2010 Enhanced Performance Shares”) in three annual tranches.  The 2010 Enhanced Performance Shares vest upon both continued employment and upon the achievement of certain performance goals.  Each tranche is deemed to be granted upon the annual establishment of the performance criteria.  In the three and six months ended December 31, 2010 the Company recorded compensation expense related to the 2010 Enhanced Performance Shares of $130,000 and $259,000, respectively.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The first tranche of 56,250 shares awarded under the 2010 Enhanced Performance Shares were valued at $512,000 based on the grant date fair value.  At December 31, 2010, there was $235,000 of unrecognized compensation expense related to this annual tranche of 2010 Enhanced Performance Shares.  Also under the terms of these agreements, the Company will grant up to a total of 56,250 restricted shares of common stock (the “Market Condition Shares”) in three annual tranches.  The Market Condition Shares vest upon the achievement of certain market condition criteria and the continued employment of the key employees.  Following the grants of the initial tranches, each tranche of the Market Condition Shares is deemed to be granted upon the annual reset of the market condition criteria. For the three and six months ended December 31, 2010 the Company recorded $21,000 and $39,000, respectively, of compensation expense related to the Market Condition Shares.  The first tranche of 18,750 shares awarded as Market Condition Shares were valued at $85,000 based on the grant date fair value.  At December 31, 2010, there was $39,000 of unrecognized compensation expense related to this first tranche of Market Condition Shares.

A summary of nonvested share activity for the six months ended December 31, 2010, is presented below (share amounts in thousands):

	Market Condition Shares	Weighted Average Grant Date Fair Value	Time-Based Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2010	6	$4.86	2	$5.96
Granted	13	4.40	-	-
Canceled or forfeited	-	-	-	-
Vested	-	-	-	-
Nonvested at December 31, 2010	19	$4.55	2	$5.96

	2008 Enhanced Performance Shares	Weighted Average Grant Date Fair Value	2010 Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2010	66	$6.74	19	$9.12
Granted	-	-	37	9.11
Canceled or forfeited	-	-	-	-
Vested	(66)	6.74	-	-
Nonvested at December 31, 2010	-	-	56	$9.11

The foregoing information does not reflect any shares that are deemed not granted as described above.

The fair value of the restricted shares is determined based on the average trading price of the Company’s shares on the grant date, except for the Director Shares which is determined based on the average trading price of the Company’s shares as of the first trading day of each calendar year, pursuant to the directors’ compensation plan and the Market Condition Shares which were valued by an outside party to take into account the market condition criteria.

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
Risk-free interest rates	-	2.30%	1.70%	2.30%
Expected option life in years	-	2 – 3	2.5	2 – 3
Expected stock price volatility	-	57%	54%	57 - 66%
Expected dividend yield	-	0%	0%	0%

There were no stock options granted in the three months ended December 31, 2010.

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company uses historical data to estimate option exercise and employee and director termination within the valuation model; separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options granted are expected to be outstanding; the ranges above result from groups of employees and directors exhibiting different behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company has not paid any dividends in the past and does not expect to pay any in the near future.

The following table sets forth summarized information concerning the Company's stock options as of December 31, 2010 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	846	$8.69
Granted	100	9.11
Exercised	-	-
Forfeited or expired	(26)	8.15
Outstanding at December 31, 2010	920	$8.75	3.8	$2,013
Options exercisable at December 31, 2010	472	$9.47	3.5	$820
Nonvested at December 31, 2010	448	$8.00	4.2	$1,193

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

There were no stock options exercised in the six months ended December 31, 2010.  Cash received from the options exercised under all stock-based payment arrangements for the six months ended December 31, 2009 was $471,000.  The aggregate intrinsic value of options exercised during the six months ended December 31, 2009 was $353,000.  Historically, the Company has issued new shares upon the exercise of stock options.

For the six months ended December 31, 2010 the weighted average fair value at date of grant for options granted was $4.12 per option.  The weighted average fair value at date of grant for options granted during the three and six months ended December 31, 2009 was $2.59 and $2.26 per option, respectively.  The Company recorded  $169,000 and $18,000 of compensation expense for stock options for the three months ended December 31, 2010 and 2009, respectively, and $353,000 and $57,000 for the six months ended December 31, 2009 and 2010, respectively.

Estimated future stock-based compensation expense relating to outstanding stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2011 (Remainder)	$270
2012	306
2013	148
2014	54
2015	-
Total estimated future stock-based compensation expense	$778

The following table presents information relating to stock options at December 31, 2010 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.00 - $ 4.49	10	$3.89	2.8	6	$3.89
$4.50 - $ 7.49	339	$6.63	4.6	166	$6.71
$7.50 - $ 8.99	156	$8.79	4.1	10	$8.08
$9.00 - $ 10.49	298	$9.71	3.1	173	$10.13
$10.50 - $11.99	-	-	-	-	-
$12.00 - $13.49	87	$12.56	3.2	87	$12.56
$13.50 - $14.99	30	$13.73	3.1	30	$13.73
	920			472

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

As of December 31, 2010, as required by accounting guidance, the Company’s unrecognized tax benefits totaled $407,000.  Accrued interest and penalties at December 31, 2010 amounted to $20,000.  The Company recognizes accrued interest and penalties in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2007.  However, to the extent utilized, the Company’s net operating loss carryforwards originating in closed years remain subject to examinations.

8. SEGMENT INFORMATION

The Company has four distinct product lines:  Medication Management systems, Blood and Biologics Management systems, Performance Management systems and Perioperative Management systems.   Based on similar economic characteristics, as well as the nature of products, production processes, customers and distribution methods, the Company has aggregated these product lines into one reporting segment.  Revenue by product line is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Medication Management Systems:
System sales	$1,982	$988	$3,903	$2,666
Services	4,663	3,845	9,319	7,484
Billing and collections	1,035	216	2,040	216
	7,680	5,049	15,262	10,366

Blood and Biologics Management Systems:
System sales	1,275	1,253	2,182	2,266
Services	3,762	3,844	7,310	7,654
	5,037	5,097	9,492	9,920

Performance Management Systems
System sales	86	171	149	227
Services	258	290	510	577
	344	461	659	804

Perioperative Management Systems
System sales	-	-	-	55
Services	182	209	360	415
	182	209	360	470

Total	$13,243	$10,816	$25,773	$21,560

Billing and collections revenue is generated from the acquired assets of ARI.

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
Revenue from Unaffiliated Customers:
United States	$11,265	$9,541	$22,594	$18,663
United Kingdom	1,978	1,275	3,179	2,897
Total	$13,243	$10,816	$25,773	$21,560

Net Income (Loss):
United States	$1,347	$816	$2,429	$1,122
United Kingdom	388	(33)	358	280
Total	$1,735	$783	$2,787	$1,402

	For the Three Months Ended December 31,
	2010	2009
Identifiable Assets:
United States	$63,047	$58,742
United Kingdom	6,443	5,356
Total	69,490	64,098

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

Mediware is working with a longstanding vendor of third-party software to confirm that Mediware has been appropriately invoiced for its use of the vendor’s product.  The vendor prices its software licenses on a per-unit basis.  The vendor is currently investigating whether it should price the software licensed to Mediware on a basis different than the vendor has invoiced Mediware over the past several years.  A reasonable estimate of an unfavorable outcome, if any, could not be established and no provision has been recorded.

10.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

11.     SUBSEQUENT EVENTS

The Company has performed its subsequent events review through the filing of these financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of December 31, 2010, and the related condensed consolidated statements of operations and comprehensive income for the three and six month periods ended December 31, 2010 and 2009, and cash flows for the six month periods ended December 31, 2010 and 2009.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2010, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 8, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2010 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

EisnerAmperLLP
New York, New York

February 1, 2011

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

We generally license our blood and biologics management software systems and certain of our medication management software systems to customers on a perpetual basis.  The customers that license the software on a perpetual basis typically make an up-front payment for the software license fees and payments for support services on an annual basis.  In contrast, we generally provide our blood and plasma center solutions and certain of our medication management software systems and our recently acquired alternate care products on a monthly subscription basis.  These customers pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software.  Under both payment models, customers may purchase services, including implementation, consultation and other ad hoc services, for additional fees which are generally billed as incurred.  However, beginning in fiscal 2010, we initiated our “maintenance plus” program through which our customers may elect to pay “in advance” on an annual basis for services that had historically been paid on an ad hoc basis.  Performance management software is licensed on both a perpetual and subscription bases.  We currently anticipate that over time an increased number of our systems (in all product lines) will be licensed on a subscription basis.

Blood and Biologics Management Products

Our flagship blood transfusion product is the HCLL™ transfusion software.  We also provide our hospital customers its complementary HCLL™ donor software module for use in hospital-based donor centers.  In early fiscal year 2008, we announced our new BloodSafe™ suite of products.  As of December 31, 2010, BloodSafe is licensed for use at seven facilities.

In July 2008 we announced the launch of Blood Center Technologies business unit.  Blood Center Technologies is intended to drive growth as we expand our focus in the blood donor and plasma market.  Blood Center Technologies provides software tools and services to large, complex blood centers for donor targeting, donor recruitment, donation management, unit testing, blood component manufacturing, inventory control, sales and distribution. This is accomplished through a combination of our 510(k) cleared LifeTrak® software and a set of robust CRM and recruiting software products and capabilities. These products and capabilities enable us to deliver an integrated software solution for blood centers to improve collections and efficiency throughout the entire process from blood donor recruitment to hospital distribution.  Through an acquisition in the quarter ended March 31, 2010 we added e-learning content and technologies, along with certification tracking tools, to our Blood Center Technologies product offering.  We offer this content, technologies and tracking tools, “KnowledgeTrak,” on a subscription basis.

In June 2008, we released BiologiCare®, our first generation bone, tissue and cellular product tracking software.  With the introduction of BiologiCare, we believe we are positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with our HCLL software or operate on a stand-alone basis.  As of December 31, 2010, BiologiCare is licensed for use at three facilities.

In addition to our license of blood and biologics management software, we generate revenue from professional services and post-contract support.  These ongoing support contracts accounted for 49% and 42% of the total revenue from blood and biologics management operations in the six months ended December 31, 2010 and 2009, respectively.

Medication Management Products

Mediware’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx®.  We also offer MediCOE, a physician order entry module, and MediMAR®, a nurse point of care administration and bedside documentation module, that are fully integrated with the WORx software.  An acquisition in November 2008 expanded our product offering by adding Ascend, a solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  To expand our capabilities and address a new industry mandate, we introduced MediREC in March 2007.  As of December 31, 2010, MediREC was licensed for use at seven customer sites.

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

We generate revenue from medication management software sales, professional services and post-contract support.  Support contracts have accounted for 48% and 59% of the total revenue from medication management operations in the six months ended December 31, 2010 and 2009, respectively.

Through two acquisitions consummated on December 11, 2009, Mediware greatly increased its presence in the alternate care market and formed an Alternate Care Solutions business unit to capitalize on the growing strength of its product offerings. Our product offerings currently include: home infusion software, specialty pharmacy software, home medical equipment software, and home healthcare software, as well as billing and collections services that are focused on the alternate care markets. These offerings are largely the combination of the home infusion offering that Mediware acquired in 2008 and the home infusion, specialty pharmacy and alternate care products acquired in December 2009.

Our United Kingdom operating business is JAC Computer Services, Ltd. (JAC).  JAC’s product offering includes Pharmacy Management system and Electronic Prescribing module.  The Electronic Prescribing module has been installed in approximately twenty U.K. customer sites as of December 31, 2010.  The installed base of the Company’s Pharmacy Management system product includes approximately 50% of the trusts within National Health Service (NHS).

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

Performance Management Products

Through a business acquisition in June 2009, Mediware added the Insight software system to its portfolio of products. The Insight system is a business and clinical intelligence software package used in more than 100 hospitals at December 31, 2010.  We expect revenue from Insight software sales, professional services and post-contract support.  Support contracts accounted for 60% and 42% of total performance management revenues in the six months ended December 31, 2010 and 2009, respectively.  If the sales of products increase, we expect that license fee revenue will increase and support revenue will make up a smaller portion of our revenue associated with this product.

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

While Mediware does not anticipate immediate benefits from these government initiatives, the Company believes that the additional government spending on healthcare information technology and other health reform legislation will stimulate spending across a broad range of healthcare information technology projects. Over time we expect these initiatives to create new opportunities to expand the use of Mediware solutions and to have a positive impact on the Company.  We are working to ensure that our relevant products meet the applicable certification standards so that our customers receive the full benefit of the HITECH Act.  If we fail to achieve the appropriate certification standards, the Company could face adverse consequences as its customers look to other certified vendors.

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

Sales and Product Initiatives

We have developed a number of tailored programs for fiscal 2011 that are expected to provide opportunities for sales growth in fiscal 2011 or further in the future.  Each of these programs is having varying levels of success, but we intend to continue focusing our efforts on each throughout the fiscal year.

•
As noted above, we introduced our maintenance plus program in fiscal 2010.  We believe this program will provide our customers the opportunity to plan and budget for higher levels of services, increasing both customer satisfaction and spending during fiscal 2011 and future years.

•	We are targeting increased sales of BloodSafe by our internal sales staff during fiscal 2011, although sales to date in fiscal 2011 have been slower than anticipated.

•
Since Mediware acquired the Ascend product line and business in fiscal 2009, substantially all of the business customers have utilized a precursor pharmacy software product rather than the contemporary Ascend software.  While we anticipate that the process will take time, we have begun transitioning customers from the older product to the latest Ascend software platform in fiscal 2011.

•
Mediware will begin offering its full suite of products on a remotely hosted basis in the third quarter of fiscal 2011.  The hosting services will include installation, upgrades, patches and network configuration and repair as well as remote monitoring and help desk services.  We anticipate that these added services will make our product offerings even more attractive to many of our current and potential customers.

•
We have initiated a number of different programs for fiscal 2011 to increase sales of our home infusion products acquired in fiscal 2009 and 2010.  We believe that these efforts have contributed to the growth of sales of home infusion products in the first half of fiscal 2011.

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

Results of Operations for the Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009

Total revenue for the second quarter of fiscal 2011 was $13,243,000 compared to $10,816,000 in the second quarter of fiscal 2010, an increase of $2,427,000, or 22%.  The increase in revenue is primarily due to revenue associated with the two medication management businesses acquired in December 2009, which contributed to our results for only a small portion of the second quarter of fiscal 2010, and an increase in JAC revenues.  Blood and biologics management products and services recorded total revenue of $5,037,000 in the second quarter of fiscal 2011, representing a decrease of $60,000, or 1%, compared to $5,097,000 in the same quarter of fiscal 2010.  Medication management products and services total revenue increased 52%, or $2,631,000 to $7,680,000 in the second quarter of fiscal 2011 compared to $5,049,000 in the same quarter of fiscal 2010. The increase is primarily due to the incremental revenue associated with the medication management businesses acquired in December 2009 that contributed to our results for a small portion of the second quarter of fiscal 2010. JAC’s contribution to total revenue of medication management products and services was $1,978,000 in the second quarter of fiscal 2011, representing an increase of $703,000, or 55%, compared to $1,275,000 in the same quarter of fiscal 2010.  Performance management products and services recorded total revenue of $344,000 in the second quarter of fiscal 2011, representing a decrease of $117,000 or 25% compared to $461,000 in the same quarter of fiscal 2010.

System sales revenue, which includes proprietary software, third party software, hardware revenue and subscription revenue, amounted to $3,343,000 for the second quarter of fiscal 2011, an increase of $931,000 or 39% compared to $2,412,000 of system sales reported in the second quarter of fiscal 2010.  System sales revenue for blood and biologics management products was $1,275,000 for the second quarter of fiscal 2011, an increase of $22,000, or 2%, compared to $1,253,000 in the same quarter of fiscal 2010.  System sales for the medication management products increased $994,000, or 100% to $1,982,000 in the second quarter of fiscal 2011 compared to $988,000 in the same period of fiscal 2010.  This increase resulted primarily from strong software sales by the JAC business, the Ascend product line and the incremental revenues from the ACS business we acquired in December 2009.  JAC recorded system sales of $887,000 for the second quarter of fiscal 2011, representing an increase of $580,000, or 189%, compared to $307,000 reported for the same quarter in fiscal 2010.  This increase was primarily a result of contracts executed in the second quarter of fiscal 2011 by customers that had previously delayed due to uncertainty associated with the change in government in the U.K. and significant changes to the National Program.  This delay also decreased JAC system sales in the first quarter of fiscal 2011, and we therefore believe that JAC's system sales for the first six months of fiscal 2011 are more indicative of JAC's system sales for the remainder of fiscal 2011.  Though there is no assurance of any future system sales, we believe that JAC’s efforts to work directly with hospitals and trusts over the last several years will position JAC well as it works to license software and sell services directly to hospitals and trusts that are no longer subject to the limitations of the National Program requirements.  Performance management system sales were $86,000 for the second quarter of fiscal 2011 compared to $171,000 in the second quarter of fiscal 2010.

Service revenue, which includes post contract support revenues, implementation services, maintenance services, including our “maintenance plus” program, reimbursable travel costs, and promotional services increased $1,496,000, or 18%, to $9,900,000 in the second quarter of fiscal 2011 compared to $8,404,000 for the same quarter in fiscal 2010.   Service revenue for the blood and biologics management products totaled $3,762,000 for the second quarter of fiscal 2011, representing a decrease of $82,000 or 2%, compared to $3,844,000 in the second quarter of fiscal 2010.  The decrease primarily reflects the decrease in implementation revenue for our HCLL software systems, as implementation projects associated with the sunset of our legacy systems were completed in fiscal 2010, partially offset by an increase in LifeTrak implementation and software support revenue.  Service revenue for the medication management products increased $1,637,000, or 40%, to $5,698,000 in the second quarter of fiscal 2011 compared to $4,061,000 for the same quarter of fiscal 2010.  This increase primarily reflects incremental revenues from the ACS businesses we acquired in December 2009, which contributed to our results for only a small portion of the second quarter of fiscal 2010, and increased support revenues.    Service revenue for JAC increased $123,000, or 13%, to $1,091,000 in the second quarter of fiscal 2011 compared to $968,000 in the second quarter of fiscal 2010.  Service revenue for performance management products amounted to $258,000 for the second quarter of fiscal 2011 compared to $290,000 for the same period in fiscal 2010.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems decreased $134,000, or 14%, to $794,000 in the second quarter of fiscal 2011 as compared to $928,000 in the same quarter in fiscal 2010.  The gross margin, excluding amortization of capitalized software costs, on system sales was 76% in the second quarter of fiscal 2011 compared to 61% in the same quarter in fiscal 2010.  The increase in gross margin is primarily due to the increase in high margin proprietary system sales during the second quarter of fiscal 2011 compared to the same period in fiscal 2010.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $751,000, or 28%, to $3,452,000 in the second quarter of fiscal 2011 as compared to $2,701,000 in the same quarter of fiscal 2010.  The increase in cost of services is primarily attributed to incremental costs associated with our business acquisitions in medication management which contributed to our results for only a small portion of the second quarter of fiscal 2010.  Gross margin on service revenue was 65% for the second quarter of fiscal 2011 compared to 68% for the second quarter of fiscal 2010.

Amortization of capitalized software decreased $175,000 or 13%, to $1,134,000 in the second quarter of fiscal 2011 compared to $1,309,000 in the second quarter of fiscal 2010.  The decrease occurred as past software development efforts became fully amortized. We anticipate that amortization costs will remain flat or decline slightly in fiscal 2011 compared to fiscal 2010.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs decreased $230,000, or 21%, to $850,000 in the second quarter of fiscal 2011 compared to $1,080,000 in the second quarter of fiscal 2010.  Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $2,412,000 in the second quarter of fiscal 2011 compared to $2,001,000 in the second quarter of fiscal 2010, an increase of $411,000, or 21%.   The percentage of development spending subject to capitalization increased for the second quarter of fiscal 2011 due largely to our efforts to further expand our product offerings into the blood plasma market.  The Company expects to maintain or increase its current levels of investment in product development for the next several quarters.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, acquired intangibles amortization, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses increased $920,000, or 23%, to $4,991,000 in the second quarter of fiscal 2011 compared to $4,071,000 in the second quarter of fiscal 2010.  This increase is primarily due to incremental costs associated with our recently acquired businesses.

Income tax expense increased to $258,000 in the second quarter of fiscal 2011 compared to $30,000 in the same quarter of fiscal 2010.  This increase is primarily related to higher operating income in fiscal 2011.  Research and development tax credits related to Mediware’s software development activities were recorded in both periods reducing the effective tax rate.  During the second quarter of fiscal 2011, the Company recognized tax credits for the full calendar year 2010 as a result of the passage of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which extended the research and development credits to calendar years 2010 and 2011.  During the second quarter of fiscal 2011, the Company also recognized a domestic production activities deduction on qualifying activities.  The Company expects that in future periods that its effective tax rate will be higher and more closely approximate the statutory rate.  To the extent that it has qualifying research and development activities and tax law allows, the Company expects to claim the research and development credit.

Net income for the second quarter of fiscal 2011 was $1,735,000, compared to $783,000 during the second quarter of fiscal 2010, an increase of $952,000 or 122%.  The increase in net income is primarily due to increased medication management software sales and the incremental operating income associated with the ACS businesses we acquired in December 2009, combined with decreased amortization of capitalized software costs and an increased rate of capitalization of software development expenditures. These were partially offset by an increase in income tax expense.

Results of Operations for the Six Months Ended December 31, 2010 as Compared to the Six Months Ended December 31, 2009

Total revenue for the six months ended December 31, 2010 was $25,773,000 compared to $21,560,000 in the same period of fiscal 2010, an increase of $4,213,000 or 20%.  The increase in revenue is largely due to service revenues associated with the medication management businesses we acquired in December 2009, which contributed to our results for only a portion of six month period ended December 31, 2009.  Blood and biologics management products and services recorded total revenue of $9,492,000 during the first six months of fiscal 2011, representing a decrease of $428,000 or 4% compared to $9,920,000 in the same period of fiscal 2010.  Medication management products and services recorded an increase in total revenue of $15,262,000 or 47% to $4,896,000 in the first six months of fiscal 2011 compared to $10,366,000 in the same period of fiscal 2010.  The increase is largely a result of the incremental revenue associated with the acquired medication management businesses which contributed to our results for only a portion of the first six months of fiscal 2010.  JAC’s contribution to total revenues of medication management products and services revenue was $3,179,000 during the six months ended December 31, 2010, representing an increase of $282,000 or 10%, compared to $2,897,000 in the same period of fiscal 2010.  Performance management products and services recorded total revenues of $659,000 in the six months ended December 31, 2010 compared to $804,000 in the same period in fiscal 2010.

System sales revenue amounted to $6,234,000 for the six months ended December 31, 2010, an increase of $1,020,000 or 20%, from $5,214,000 in the same period in fiscal 2010.  System sales revenue for the blood biologics management products were $2,182,000 for the first six months of fiscal 2011, a decrease of $84,000 or 4%, compared to $2,266,000 in the same period of fiscal 2010.  This decrease primarily reflects fewer BloodSafe system sales, partially offset by increased LifeTrak and KnowledgeTrak system sales in the first six months of fiscal 2011 compared to the same period of fiscal 2010. System sales for the medication management products increased to $3,903,000 in the first six months of fiscal 2011 compared to $2,666,000 in the same period of fiscal 2010, representing an increase of $1,237,000, or 46%. This increase reflects incremental revenues associated with the ACS business we acquired in December 2009.  JAC recorded system sales of $1,067,000 for the six months ended December 31, 2010, representing an increase of $76,000, or 8%, compared to $991,000 reported for the same period in fiscal 2010.  System sales revenue for performance management was $149,000 and $227,000 for the six months ended December 31, 2010 and 2009, respectively.

Service revenue increased $3,193,000, or 20%, to $19,539,000 in the first six months of fiscal 2011 compared to $16,346,000 for the same period in fiscal 2010.  Service revenue for the blood and biologics management products totaled $7,310,000 for the first six months of fiscal 2011 representing a decrease of $344,000, or 5%, compared to $7,654,000 in the same period of fiscal 2010.  The decrease primarily reflects the decrease in implementation revenue for our HCLL software systems, as implementation projects associated with the sunset of our legacy systems were completed in fiscal 2010, partially offset by an increase in LifeTrak implementation and software support revenue.  Service revenue for the medication management products increased $3,659,000 or 48% to $11,359,000 in the first six months of fiscal 2011 compared to $7,700,000 for the same period of fiscal 2010.  This increase is a result of the service revenue from the recently acquired businesses and increased support revenue.  Service revenue for JAC increased $206,000, or 11% to $2,112,000 in the first six months of fiscal 2011 compared to $1,906,000 for the same period in fiscal 2010.  Service revenue for performance management products was $510,000 and $577,000 for the six months ended December 31, 2010 and 2009, respectively.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems decreased $188,000, or 11%, to $1,520,000 for the first six months of fiscal 2011 compared to $1,708,000 in the same period in fiscal 2010.  The gross margin, excluding amortization of capitalized software costs, on system sales was 76% in the first six months of fiscal 2011 compared to 67% in the same period in fiscal 2010.   The increase in gross margin is primarily due to an improvement in the mix of higher margin proprietary system sales relative to lower margin third party sales during the first six months of fiscal 2011 compared to the same period in fiscal 2010.

Cost of services increased $1,617,000, or 31%, to $6,891,000 during the first six months of fiscal 2011 as compared to $5,274,000 in the same period of fiscal 2010.  The increase in cost of services is primarily attributed to incremental costs associated with our recent business acquisitions in medication management. Gross margin on service revenue was 65% for the first six months of fiscal 2011 compared to 68% for the same period of fiscal 2010.

Amortization of capitalized software decreased $492,000, or 18%, to $2,260,000 in the first six months of fiscal 2011 compared to $2,752,000 in the same period of fiscal 2010.  The decrease occurred as past software development efforts became fully amortized.

Software development costs decreased $380,000, or 18%, to $1,748,000 in fiscal 2011 compared to $2,128,000 in the same period of fiscal 2010.  This decrease reflects a higher capitalization rate for product development activities in the first six months of fiscal 2011 compared to the same period of fiscal 2010.  Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $4,933,000 in the first six months of fiscal 2011 compared to $3,968,000 in the same period of fiscal 2010, an increase of $965,000, or 24%.  The percentage of development spending subject to capitalization increased in the first six months of fiscal 2011 due largely to our efforts to further expand our product offerings into the blood plasma market.  The Company expects to maintain or increase its current investment in product development products over the next several quarters.

SG&A expenses increased $1,646,000, or 21%, to $9,608,000 in the first six months of fiscal 2011 compared to $7,962,000 in the same period of fiscal 2010.  This increase is primarily due to incremental costs associated with the recently acquired businesses.

Income tax expense increased to $918,000 during the first six months of fiscal 2011 compared to $423,000 in the same period of fiscal 2010.  Income taxes increased primarily as a result of higher operating income in the fiscal 2011 period.  Research and development tax credits were taken in the both periods reducing the effective tax rate.  During the first six months of fiscal 2011, the Company recognized tax credits for the full calendar year 2010 as a result of the passage of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which extended research and development credits to calendar years 2010 and 2011.  During the first six months of fiscal 2011, the Company also recognized a domestic production activities deduction on qualifying activities.  The Company expects that in future periods that it’s effective tax rate will be higher and more closely approximate the statutory rate.  To the extent that it has qualifying research and development activities and tax law allows, the Company expects to claim the research and development credit.

Net income during the first six months of fiscal 2011 was $2,787,000, compared to net income of $1,402,000 during the same period of fiscal 2010, an increase of $1,385,000, or 99%.  The increase in net income is primarily due to increased software sales, the incremental operating income associated with our recently acquired ACS business, combined with decreased amortization of capitalized software costs and an increased rate of capitalization of software development expenditures.

Liquidity and Capital Resources

As of December 31, 2010, Mediware had cash and cash equivalents of $23,415,000 compared to $23,340,000 at June 30, 2010.  A portion of the Company’s cash and cash equivalents resides outside of the United States.  Repatriation of these funds could be negatively impacted by taxes.  Working capital was $22,366,000 and $18,726,000 at December 31, 2010 and June 30, 2010, respectively.  This difference is primarily due to the payment prior to December 31, 2010 of contingent consideration for an acquisition which had previously been accrued as a current liability as well as a reduction in accounts payable, advances from customers and accrued expenses.  The current ratio was 2.5 to 1 at December 31, 2010 compared to 2.0 to 1 at June 30, 2010.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities, other than deferred tax liabilities.

Cash provided by operating activities was $4,909,000 during the first six months of fiscal year 2011 compared to $4,242,000 during the same period of fiscal 2010.  The increase in cash provided by operating activities is primarily due to increased net income, partially offset by changes in accounts payable, accrued expenses and advances from customers.

Cash used in investing activities was $4,842,000 during the first six months of fiscal 2011 compared to $7,891,000 during the same period a year ago.  The decrease in cash used in investing activities is primarily attributable to a decrease in payments for the acquisition of the ACS businesses, partially offset by increased capitalized software costs.  Cash used for acquisitions was $1,500,000 and $5,991,000 for the first six months of fiscal 2011 and fiscal 2010, respectively.

Cash used in financing activities was $102,000 during the first six months of fiscal 2011 compared to cash provided by financing activities of $610,000 during the same period of fiscal 2010.  The cash used for financing activities in the first six months of fiscal 2011 is primarily attributable to the repurchase of Common Stock that an executive surrendered to the Company in order to pay taxes due in connection with the vesting of a stock-based compensation award, offset by tax benefits related to the vesting of restricted stock. There were no similar payments in connection with compensation awards or vesting of restricted stock during the same period in fiscal 2010.  The cash provided by financing activities in the first six months of fiscal 2010 was primarily from stock option exercises and related tax benefits. There were no stock options exercised in the first six months of fiscal year 2011.

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

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 15% and 12% of Mediware’s consolidated revenue for the three months ended December 31, 2010 and 2009, respectively, and 12% and 13% for the six months ended December 31, 2010 and 2009, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our net income for the three months ended December 31, 2010 was negatively impacted by $5,000 foreign currency movement, and positively impacted for the six months ended December 31, 2010, by $13,000 foreign currency movement.  Net income was negatively impacted by a $2,000 and $4,000 foreign currency movement, respectively, for the three months and six months ended December 31, 2009.  These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and principal financial and accounting officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and principal financial and accounting officer, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and principal financial and accounting officer have concluded that Mediware’s disclosure controls and procedures are effective as of December 31, 2010.

There were no changes in Mediware’s internal controls over financial reporting that occurred during the six months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.   Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 included under Item 1A “Risk Factors” in addition to the other information set forth in Item 1A and elsewhere in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have entered into significant “fixed fee” software development and implementation agreements which rely on estimates.

We have entered into a number of significant “fixed fee” software development and implementation arrangements.  Under the terms of these arrangements, we have committed to provide software or services to customers for a “fixed fee,” even if the actual effort required to complete the project is substantially more than anticipated.   We use estimates to determine the hours of work and fees to charge to complete these projects.   If our estimates are not accurate and our fees are less than our actual costs, our operating results would be adversely affected.

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

MEDIWARE INFORMATION SYSTEMS, INC. (Registrant)

February 1, 2011	By:	/s/ T. KELLY MANN
T. KELLY MANN PRESIDENT AND CHIEF EXECUTIVE OFFICER

February 1, 2011	By:	/s/ MICHAEL MARTENS
MICHAEL MARTENS CHIEF FINANCIAL OFFICER