Form 10-Q
period 2011-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2011-05-03
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes []     No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                           [  ]                                         Accelerated Filer              [  ]
Non-accelerated filer                                           [  ]                                           Smaller reporting company[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [ ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 29, 2011, there were 8,016,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	March 31,	June 30,
	2011	2010 (Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$30,101	$23,340
Accounts receivable (net of allowance of $1,382 and $1,090)	11,965	13,334
Inventories	350	375
Deferred income taxes	854	748
Prepaid expenses and other current assets	1,133	986
Total current assets	44,403	38,783

Fixed assets, net	1,103	1,369
Capitalized software costs, net	13,158	12,352
Goodwill, net	13,014	13,188
Other intangible assets, net	4,500	5,403
Other long-term assets	90	90
Total Assets	$76,268	$71,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,044	$1,409
Advances from customers	14,222	12,715
Income taxes payable	757	613
Contingent consideration payable	-	1,432
Accrued expenses and other current liabilities	3,748	3,888
Total current liabilities	19,771	20,057

Deferred income taxes	4,454	4,428
Total liabilities	24,225	24,485

Commitments and Contingencies (Note 9)

Stockholders' Equity
Common stock, $.10 par value; authorized 25,000,000
shares; 8,623,000 and 8,557,000 shares issued
as of March 31, 2011 and June 30, 2010, respectively	862	855
Additional paid-in capital	35,241	34,108
Treasury stock, 608,000 and 590,000 shares at March 31, 2011
and June 30, 2010, respectively	(3,698)	(3,503)
Retained earnings	19,869	15,679
Accumulated other comprehensive loss	(231)	(439)
Total stockholders' equity	52,043	46,700
Total Liabilities and Stockholders' Equity	$76,268	$71,185

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	(Unaudited)		(Unaudited)
	Three months ended		Nine Months ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue
System sales	$3,360	$2,525	$9,594	$7,739
Services	10,414	10,281	29,953	26,627

Total revenue	13,774	12,806	39,547	34,366

Cost and Expenses
Cost of system sales (1)	848	930	2,368	2,638
Cost of services (1)	3,725	3,363	10,616	8,637
Amortization of capitalized software costs	1,112	1,110	3,372	3,862
Software development costs	1,207	1,463	2,955	3,591
Selling general and administrative	4,654	4,671	14,262	12,633

Total costs and expenses	11,546	11,537	33,573	31,361

Operating income	2,228	1,269	5,974	3,005

Interest and other income	14	10	48	121
Interest and other (expense)	(22)	(40)	(97)	(62)

Income before income taxes	2,220	1,239	5,925	3,064
Income tax (expense)	(817)	(348)	(1,735)	(771)

Net income	1,403	891	4,190	2,293

Other comprehensive income (loss)
Foreign currency translation adjustment	132	(150)	208	(252)

Comprehensive income	$1,535	$741	$4,398	$2,041

Net income per Common Share
Basic	$0.18	$0.11	$0.52	$0.29
Diluted	$0.17	$0.11	$0.51	$0.29

Weighted Average Common Shares Outstanding
Basic	8,015	7,889	8,003	7,819
Diluted	8,220	7,984	8,170	7,927

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2010	8,557	$855	$34,108	$(3,503)	$15,679	$(439)	$46,700
Issuance of common stock on vesting of
restricted shares	66	7	(7)				-
Repurchase of common stock				(195)			(195)
Stock based compensation expense			1,047				1,047
Tax benefit related to stock-based compensation			93				93
Foreign currency translation adjustment						208	208
Net income					4,190		4,190
Balance at March 31, 2011	8,623	$862	$35,241	$(3,698)	$19,869	$(231)	$52,043
(Unaudited)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Nine Months Ended
	March 31,
	2011	2010 (Note 1)
Cash Flows From Operating Activities
Net income	$4,190	$2,293
Adjustments to reconcile net income, to
net cash provided by operating activities:
Depreciation and amortization	4,721	5,066
Gain on disposal of fixed assets	22	-
Stock based compensation expense	1,047	464
Deferred tax provision	92	(393)
Provision for doubtful accounts	478	192
Changes in operating assets and liabilities, net of
effect of acquisitions:
Accounts receivable	1,013	(612)
Inventories	32	(138)
Prepaid expenses and other assets	(133)	(131)
Accounts payable, accrued expenses and
advances from customers	980	2,197
Net cash provided by operating activities	12,442	8,938

Cash Flows From Investing Activities
Acquisition of fixed assets	(190)	(136)
Capitalized software costs	(4,178)	(2,566)
Acquisition of businesses, net of cash acquired	(1,500)	(6,080)
Net cash used in investing activities	(5,868)	(8,782)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	-	471
Excess tax benefits from exercise of stock options
and vesting of restricted stock	93	139
Repurchase of common stock	(195)	-
Net cash (used in) provided by financing activities	(102)	610

Foreign currency translation adjustments	289	(289)

Net change in cash and cash equivalents	6,761	477
Cash and cash equivalents at beginning of period	23,340	20,865
Cash and cash equivalents at end of period	$30,101	$21,342

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,363	$664

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

Prior to March 31, 2011 the Company included advances from customers related to ongoing project work within accounts receivable.  At March 31, 2011, the Company has included such amounts within advances from customers and the June 30, 2010 presentation has been reclassified to conform to this presentation. This reclassification had no impact on the Company's condensed consolidated stockholders' equity, net cash provided by operating activities, or Statements of Operations and Comprehensive Income.

The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three and nine months ended March 31, 2011 and 2010, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

As of March 31, 2011, the Company has repurchased a total of 590,000 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program. As of March 31, 2011, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

The Company may, from time to time, permit a net exercise for equity-based awards made to employees and directors.  In September 2010, an executive surrendered 18,675 shares of Common Stock with a fair value of $195,000 in order to pay taxes due in connection with the vesting of a stock-based compensation award.  This surrender was accounted for as a repurchase of Common Stock, this transaction is not included in the Share Repurchase Program.

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

5.     ACQUISITIONS

Healthcare Automation, Inc.
On December 11, 2009, Mediware acquired all of the common stock of Healthcare Automation, Inc., a Delaware corporation (“HAI”).  HAI provides medication management solutions to home infusion, specialty pharmacy and alternate care markets through integrated software solutions that address the complex work flow and patient safety needs of these markets. This acquisition became part of the Alternate Care Solutions (ACS) business group.

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

The purchase price paid for HAI consists of an initial purchase price of $3,501,000 in cash, net of $5,000 cash acquired at the closing, plus contingent consideration of $954,000 deposited into the sellers’ escrow account in December 2010 based upon the achievement of certain revenue milestones through December 11, 2010.  This amount is disbursable to the sellers of HAI on September 30, 2011, subject to any indemnity claims by Mediware.  The Company will receive $22,000 from the seller as part of the final working capital adjustment.  The Company estimated the fair value of the contingent consideration at the acquisition date to be $871,000 using a probability-weighted discounted cash flow model.  This fair value was based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.   The Company incurred $40,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the HAI operations are included in the accompanying financial statements from the date of acquisition.

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

Advantage Reimbursement, Inc.
On December 11, 2009, Mediware, through its newly formed wholly owned subsidiary Advantage Reimbursement, LLC, a Delaware limited liability company (“ARL”),  acquired substantially all of the assets of Advantage Reimbursement, Inc., a Massachusetts corporation (“ARI”).  ARI was a provider of billing and collection services for home infusion and alternate care enterprises. This acquisition became part of the Alternative Care Solutions (ACS) business group.

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

The purchase price paid for the assets of ARI consisted of an initial purchase price of $2,061,000 paid in cash at the closing, plus contingent consideration of $546,000 deposited into the sellers’ escrow account in December 2010 based upon the achievement of certain revenue milestones through December 11, 2010.   This amount is disbursable to the sellers of ARI’s assets on September 30, 2011, subject to any indemnity claims by Mediware.  In addition, the Company will pay $14,000 to the sellers as part of the final working capital adjustment.  We estimated the fair value of the contingent consideration at the acquisition date to be $498,000 using a probability-weighted discounted cash flow model.  This fair value was based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.  The Company incurred $21,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the ARI operations are included in the accompanying financial statements from the date of acquisition.

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

6.      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of our goodwill during the nine months ended March 31, 2011 is as follows (in thousands):

Carrying amount as of June 30, 2010	$13,188
Tax benefit of amortization	(174)
Carrying amount as of March 31, 2011	$13,014

Other Intangible Assets

The carrying amount of our other intangible assets as of March 31, 2011 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$1,932	$(807)	$1,125	2.9
Customer relationships	4,883	(1,513)	3,370	4.4
Contract backlog	158	(158)	-	-
Non-compete agreements	124	(119)	5	0.1
	$7,097	$(2,597)	$4,500

Amortization expense for other intangible assets amounted to $290,000 and $903,000 for the three and nine months ended March 31, 2011, and $282,000 and $644,000 for the three and nine months ended March 31, 2010.  The following represents the expected amortization in future periods (in thousands):

Fiscal	Expected
Year	Amortization
2011 (Remainder)	$291
2012	1,151
2013	1,057
2014	975
2015	717
Thereafter	309
$4,500

7.     STOCK BASED COMPENSATION

The aggregate noncash stock based compensation expense totaled $299,000 and $163,000 for the three months ended March 31, 2011 and 2010, respectively, and $1,047,000 and $464,000 for the nine months ended March 31, 2011 and 2010, respectively.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of March 31, 2011, there were 842,000 shares available for issuance under this Plan.

The Company's 2001 Stock Option Plan, approved by the shareholders in January 2002, provides additional compensation incentives for high levels of performance and productivity by management, other key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors.  Up to 900,000 shares may be issued and sold under such plan and may be issued as either incentive stock options, to eligible persons, or nonqualified stock options.  Options may be granted for a period of up to ten years, with option prices not less than fair market value on the date of grant for incentive stock options, not less than 85% of fair market value for nonqualified stock options, and not less than 110% of fair market value for owners of more than 10% of the Company's outstanding voting stock.  As of March 31, 2011, no options were available to be issued under this Plan.

The Company may from time to time permit net share exercises of awards made to employees and directors.  Shares reacquired under net share exercises are included within treasury stock.

Restricted Common Stock Awards

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vest over a three-year period based upon the continued employment of the key employee.  With respect to the Time-Based Shares, the Company recorded compensation expense of $1,000 and $2,000 for the three months ended March 31, 2011 and 2010, respectively, and compensation expense of $3,000 and $8,000 for the nine months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, all compensation expense related to the Time-Based Shares had been recognized.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of Director Shares granted is determined based upon the fair market value of the Company’s stock on the first trading day of each calendar year.  The Director Shares vest on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to the Director Shares of $18,000 for the three months ended March 31, 2011 and 2010, respectively, and $53,000 for each of the nine months ended March 31, 2011 and 2010, respectively.  The Director Shares will result in compensation expense in future periods of up to $17,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “2008 Enhanced Performance Shares”).  The 2008 Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  The Company recorded no compensation expense related to the 2008 Enhanced Performance Shares for the three months ended March 31, 2011 and $89,000 in compensation expense for the three months ended March 31, 2010.  The Company recorded $60,000 and $291,000 for the nine months ended March 31, 2011 and 2010, respectively, for such expenses.  At March 31, 2011, all compensation expense related to the 2008 Enhanced Performance Shares had been recognized.

During fiscal 2010, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company will grant up to a total of 168,750 restricted shares of common stock (the “2010 Enhanced Performance Shares”) in three annual tranches.  The 2010 Enhanced Performance Shares vest upon both continued employment and upon the achievement of certain performance goals.  Each tranche is deemed to be granted upon the annual establishment of the performance criteria.  In the three and nine months ended March 31, 2011 the Company recorded compensation expense related to the 2010 Enhanced Performance Shares of $127,000 and $386,000, respectively.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. The first tranche of 56,250 shares awarded under the 2010 Enhanced Performance Shares were valued at $512,000 based on the grant date fair value.  At March 31, 2011, there was $108,000 of unrecognized compensation expense related to this annual tranche of 2010 Enhanced Performance Shares.  Also under the terms of these agreements, the Company will grant up to a total of 56,250 restricted shares of common stock (the “Market Condition Shares”) in three annual tranches.  The Market Condition Shares vest upon the achievement of certain market condition criteria and the continued employment of the key employees.  Following the grants of the initial tranches, each tranche of the Market Condition Shares is deemed to be granted upon the annual reset of the market condition criteria. For the three and nine months ended March 31, 2011 the Company recorded $21,000 and $60,000, respectively, of compensation expense related to the Market Condition Shares.  The first tranche of 18,750 shares awarded as Market Condition Shares were valued at $85,000 based on the grant date fair value.  At March 31, 2011, there was $18,000 of unrecognized compensation expense related to this first tranche of Market Condition Shares.

A summary of nonvested share activity for the nine months ended March 31, 2011, is presented below (share amounts in thousands):

	Market Condition Shares	Weighted Average Grant Date Fair Value	Time-Based Shares	Weighted Average Grant Date Fair Value	Directors Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2010	6	$4.86	2	$5.96	-	-
Granted	13	4.40	-	-	7	$10.90
Canceled or forfeited	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Nonvested at March 31, 2011	19	$4.55	2	$5.96	7	$10.90

	2008 Enhanced Performance Shares	Weighted Average Grant Date Fair Value	2010 Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2010	66	$6.74	19	$9.12
Granted	-	-	37	9.11
Canceled or forfeited	-	-	-	-
Vested	(66)	6.74	-	-
Nonvested at March 31, 2011	-	-	56	$9.11

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

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
Risk-free interest rates	-	2.40%	1.70%	2.3-2.4%
Expected option life in years	-	2 – 3	2.5	2 – 3
Expected stock price volatility	-	45%	54%	45 - 66%
Expected dividend yield	-	0%	0%	0%

There were no stock options granted in the three months ended March 31, 2011.

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

The following table sets forth summarized information concerning the Company's stock options as of March 31, 2011 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	846	$8.69
Granted	100	9.11
Exercised	-	-
Forfeited or expired	(43)	8.39
Outstanding at March 31, 2011	903	$8.75	3.6	$3,211
Options exercisable at March 31, 2011	502	$9.32	3.2	$1,531
Nonvested at March 31, 2011	401	$8.04	4.0	$1,680

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

There were no stock options exercised in the nine months ended March 31, 2011.  Cash received from the options exercised under all stock-based payment arrangements for the nine months ended March 31, 2010 was $471,000.  The aggregate intrinsic value of options exercised during the nine months ended March 31, 2010 was $353,000.  Historically, the Company has issued new shares upon the exercise of stock options.

For the nine months ended March 31, 2011 the weighted average fair value at date of grant for options granted was $4.12 per option.  The weighted average fair value at date of grant for options granted during the three and nine months ended March 31, 2010 was $2.17 and $2.28 per option, respectively.  The Company recorded  $132,000 and $54,000 of compensation expense for stock options for the three months ended March 31, 2011 and 2010, respectively, and $485,000 and $111,000 for the nine months ended March 31, 2011 and 2010, respectively.

Estimated future stock-based compensation expense relating to outstanding stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2011 (Remainder)	$107
2012	294
2013	142
2014	51
2015	-
Total estimated future stock-based compensation expense	$594

The following table presents information relating to stock options at March 31, 2011 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 0.00 - $ 4.49	10	$3.89	2.6	6	$3.89
$ 4.50 - $ 7.49	339	$6.63	4.3	196	$6.75
$ 7.50 - $ 8.99	139	$8.79	3.8	10	$8.08
$ 9.00 - $ 10.49	298	$9.71	2.9	173	$10.13
$ 10.50 - $11.99	-	-	-	-	-
$12.00 - $13.49	87	$12.56	3.0	87	$12.56
$13.50 - $14.99	30	$13.73	2.8	30	$13.73
	903			502

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

As of March 31, 2011, as required by accounting guidance, the Company’s unrecognized tax benefits totaled $489,000.  Accrued interest and penalties at March 31, 2011 amounted to $24,000.  The Company recognizes accrued interest and penalties in income tax expense.

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

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Medication Management Systems:
System sales	$1,466	$1,690	$5,369	$4,356
Services	4,615	5,420	13,934	12,904
Billing and collections	990	937	3,030	1,153
	7,071	8,047	22,333	18,413

Blood and Biologics Management Systems:
System sales	1,776	778	3,958	3,044
Services	4,374	3,455	11,684	11,109
	6,150	4,233	15,642	14,153

Performance Management Systems
System sales	118	57	267	284
Services	261	265	771	842
	379	322	1,038	1,126

Perioperative Management Systems
System sales	-	-	-	55
Services	174	204	534	619
	174	204	534	674

Total	$13,774	$12,806	$39,547	$34,366

Billing and collections revenue is generated from the acquired assets of ARI.

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue from Unaffiliated Customers:
United States	$12,469	$10,888	$35,063	$29,550
United Kingdom	1,305	1,918	4,484	4,816
Total	$13,774	$12,806	$39,547	$34,366

Net Income (Loss):
United States	$1,472	$588	$3,901	$1,710
United Kingdom	(69)	303	289	583
Total	$1,403	$891	$4,190	$2,293

	For the Three Months Ended March 31,
	2011	2010
Identifiable Assets:
United States	$68,374	$61,673
United Kingdom	7,894	7,145
Total	76,268	68,818

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

Mediware is working with a longstanding vendor of third-party software to confirm that Mediware has been appropriately invoiced for its use of the vendor’s product.  The vendor prices its software licenses on a per-unit basis.  The vendor is currently investigating whether it should price the software licensed to Mediware on a basis different than the vendor has invoiced Mediware over the past several years.  An estimate of the possible loss or range of loss resulting from an unfavorable outcome, if any, could not be established and no provision has been recorded.

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

On April 11, 2011, the Company acquired certain assets of the home medical equipment, home health, home infusion and billing and collections businesses of CareCentric National, LLC  (“CareCentric”).  The acquisition expands the Company’s Alternate Care Solutions business line.  The acquisition price was approximately $3.0 million composed of $2.1 million in cash and the assumption of $0.9 million in net current liabilities subject to a working capital adjustment.  The acquired businesses will be included with the results of the Company from the effective date of the acquisition, April 11, 2011.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of March 31, 2011, and the related condensed consolidated statements of operations and comprehensive income for the three and nine month periods ended March 31, 2011 and 2010, and cash flows for the nine month periods ended March 31, 2011 and 2010.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2010, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 8, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2010 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived including the reclassification described in Note 1 of the March 31, 2011 condensed consolidated financial statements.

/s/ EisnerAmperLLP

EisnerAmperLLP
New York, New York

May 2, 2011

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

Mediware licenses, implements and supports clinical and performance management information solutions and other services to healthcare facilities.  We license our blood and biologics management solutions to hospitals. We license blood donor recruitment and management solutions to blood donor and plasma donor centers through our Blood Center Technologies business group, formed during the fiscal year ended June 30, 2009.  The Company’s medication management solutions are licensed to hospitals, long-term care, specialty pharmacy, home infusion, home medical equipment, alternate care and behavioral health facilities.  Our home infusion, specialty pharmacy, home medical equipment and alternate care products and services are licensed through the Company’s Alternate Care Solutions (ACS) business group, formed during fiscal 2010.  ACS also provides billing and collection services to the home infusion market.  We license performance management software to hospitals, blood and plasma centers and alternate care facilities.

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

Blood and Biologics Management Products

Our flagship blood transfusion product is the HCLL™ transfusion software.  We also provide our hospital customers the complementary HCLL™ donor software for use in hospital-based donor centers.  In early fiscal year 2008, we announced our BloodSafe™ suite of products.  As of March 31, 2011, BloodSafe™ is licensed for use at seven facilities.

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

During the quarter ended December 31, 2010, Mediware contracted with third parties to provide the LifeTrak® and Insight performance management software and related services to the U.S. Military Health Service (“MHS”).   These contracts call for aggregate payments to Mediware of approximately $4.3 million; provided there are no adjustments under the terms of the agreements.  The LifeTrak® and Insight project is expected to extend through the remainder of fiscal 2011 and into the first half of fiscal 2012, and it is being accounted for using the percentage of completion method, which in this case requires us to recognize revenue based upon the ratio of the effort completed during the reporting period compared to our estimate of the total effort required to complete the project.  In April 2011, Mediware contracted with one of the same third parties to provide Mediware’s HCLL™ and KnowledgeTrak software products to the MHS. This contract calls for payment to Mediware of $5.8 million; provided there are no adjustments under the terms of the agreement.   During the fourth quarter of fiscal 2011 we expect to enter into a contract to provide services associated with the MHS’s licensing of the HCLL software.  The HCLL™ and KnowledgeTrak project is expected to commence during the fourth quarter of fiscal 2011 and extend through at least the end of fiscal 2012. Mediware’s financial results for the third quarter do not include any impact of these HCLL and KnowledgeTrak contracts.

 In June 2008, we released BiologiCare®, our first generation bone, tissue and cellular product tracking software.  With the introduction of BiologiCare, we believe we are positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with our HCLL software or operate on a stand-alone basis.  As of March 31, 2011, BiologiCare is licensed for use at three facilities.

In addition to our license of blood and biologics management software, we generate revenue from professional services and post-contract support.  These ongoing support contracts accounted for 45% of the total revenue from blood and biologics management operations in both the nine months ended March 31, 2011 and 2010.

Medication Management Products

Mediware’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx®.  We also offer MediCOE, a physician order entry module, and MediMAR®, a nurse point of care administration and bedside documentation module, that are fully integrated with the WORx software.  An acquisition in November 2008 expanded our product offering by adding Ascend, a solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  To expand our capabilities and address a new industry mandate, we introduced MediREC in March 2007.  As of March 31, 2011, MediREC was licensed for use at seven customer sites.

Selling our full suite of medication management products (WORx, MediMAR, MediCOE and MediREC) is a complex process involving multiple hospital departments.  On the other hand, Ascend requires substantially smaller financial commitments from customers and is priced based on a subscription pricing model.  Consequently, we anticipate that sales of the Ascend software products will be more consistent and have shorter sales cycles than sales of the full suite of medication management products.

We generate revenue from medication management software sales, professional services and post-contract support.  Support contracts have accounted for 49% and 52% of the total revenue from medication management operations in the nine months ended March 31, 2011 and 2010, respectively.

Through two acquisitions consummated on December 11, 2009, Mediware greatly increased our presence in the alternate care market.  Mediware formed an Alternate Care Solutions business unit to capitalize on the growing strength of its product offerings. Our product offerings currently include: home infusion software, specialty pharmacy software, home medical equipment software, and home healthcare software, as well as billing and collections services that are focused on the alternate care markets. These offerings are largely the combination of the home infusion offering that Mediware acquired in 2008 and the home infusion, specialty pharmacy and alternate care products acquired in December 2009.  Mediware expects to integrate the home medical equipment, home health, home infusion and billing and collections businesses acquired from CareCentric following the third quarter of fiscal 2011 with its existing Alternate Care Solutions business.

Our United Kingdom operating business is JAC Computer Services, Ltd. (JAC).  JAC’s product offering includes its Pharmacy Management system and Electronic Prescribing module.  The Electronic Prescribing module has been installed in approximately twenty U.K. customer sites as of March 31, 2011.  The installed base of the Company’s Pharmacy Management system product includes approximately 50% of the trusts within National Health Service (NHS).

The NHS in the U.K. initiated a national program to purchase healthcare information technology in 2004 (the National Program).   JAC worked to position itself favorably as a provider of software under the National Program.  However,  JAC also worked directly with trusts and hospitals to hedge against delays and challenges with the National Program.  As a result of a change in government in the U.K. in 2010, the National Program has been dramatically changed and may be terminated.   We believe that JAC’s efforts to work directly with hospitals and trusts over the last several years will position JAC well as it works to license software and sell services directly to hospitals and trusts that are no longer subject to the limitations of the National Program requirements.

Performance Management Products

Through a business acquisition in June 2009, Mediware added the Insight software system to its portfolio of products. The Insight system is a business and clinical intelligence software package used in more than 100 hospitals at March 31, 2011.  We generate revenue from Insight software sales, professional services and post-contract support.  Support contracts accounted for 58% and 43% of total performance management revenues in the nine months ended March 31, 2011 and 2010, respectively.

Industry and Regulation

The Company believes that its customers’ recent capital investment decisions have been, and future decisions will be, impacted by recently enacted federal laws.

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

While Mediware does not believe that it has benefited to date from these government initiatives and may see longer sales cycles as a result of the programs, the Company believes that the additional government spending on healthcare information technology and other health reform legislation will stimulate spending across a broad range of healthcare information technology projects. Over time we expect these initiatives to create new opportunities to expand the use of Mediware solutions and to have a positive impact on the Company.  We are working to ensure that our relevant products meet the applicable certification standards so that our customers receive the full benefit of the HITECH Act.  If we fail to achieve the appropriate certification standards, the Company could face adverse consequences as its customers look to other certified vendors.

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

Sales and Product Initiatives

We have developed a number of tailored programs for fiscal 2011 that are expected to provide opportunities for sales growth in fiscal 2011 or further in the future.  Each of these programs is having varying levels of success, but we intend to continue focusing our efforts on each for the remainder of the fiscal year.

•
As noted above, we introduced our maintenance plus program in fiscal 2010.  We believe this program will provide our customers the opportunity to plan and budget for higher levels of services, increasing both customer satisfaction and spending in future years.

•	Although sales of our BloodSafe™ offering in fiscal 2011 have been slower than anticipated, we continue to target increased sales by our internal sales staff in future periods.

•
Since Mediware acquired the Ascend product line and business in fiscal 2009, substantially all of the business customers have utilized a precursor pharmacy software product rather than the contemporary Ascend software.  While we anticipate that the process will take time, we are actively transitioning customers from the older product to the latest Ascend software platform and expect to continue this effort during fiscal 2012.

•
Mediware began offering its full suite of products on a remotely hosted basis in the third quarter of fiscal 2011.  The hosting services include installation, upgrades, patches and network configuration and repair as well as remote monitoring and help desk services.  We anticipate that these added services will make our product offerings even more attractive to many of our current and potential customers.

•
We have initiated a number of different programs for fiscal 2011 to increase sales of our home infusion products acquired in fiscal 2009 and 2010.  We believe that these efforts have contributed to the growth of sales of home infusion products thus far in fiscal 2011, and we expect further growth to result from the integration of the home infusion business acquired from CareCentric following the third quarter of fiscal 2011.

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

Results of Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Total revenue for the third quarter of fiscal 2011 was $13,774,000 compared to $12,806,000 in the third quarter of fiscal 2010, an increase of $968,000, or 8%.  The increase in revenue is primarily due to an increase in revenue in blood and biologics management, partially offset by a decrease in medication management revenue.  Blood and biologics management products and services recorded total revenue of $6,150,000 in the third quarter of fiscal 2011, representing an increase of $1,917,000, or 45%, compared to $4,233,000 in the same quarter of fiscal 2010.  Medication management products and services total revenue decreased 12%, or $976,000 to $7,071,000 in the third quarter of fiscal 2011 compared to $8,047,000 in the same quarter of fiscal 2010.  JAC’s contribution to total revenue of medication management products and services was $1,305,000 in the third quarter of fiscal 2011, representing a decrease of $613,000, or 32%, compared to $1,918,000 in the same quarter of fiscal 2010.  Performance management products and services recorded total revenue of $379,000 in the third quarter of fiscal 2011, an increase of $57,000 or 18% compared to $322,000 in the same quarter of fiscal 2010.

System sales revenue, which includes proprietary software, third party software, hardware revenue and subscription revenue, amounted to $3,360,000 for the third quarter of fiscal 2011, an increase of $835,000 or 33% compared to $2,525,000 of system sales reported in the third quarter of fiscal 2010.  System sales revenue for blood and biologics management products was $1,776,000 for the third quarter of fiscal 2011, an increase of $998,000, or 128%, compared to $778,000 in the same quarter of fiscal 2010.  The increase was primarily attributable to the fees associated with licensing of the LifeTrak® software by the MHS partially offset by fewer BloodSafe™ system sales.  We expect that blood and biologics management system sales will benefit from the licensing of the LifeTrak® and HCLL software by the MHS through our fiscal fourth quarter and into the first half of fiscal 2012.  System sales for medication management products decreased $224,000, or 13% to $1,466,000 in the third quarter of fiscal 2011 compared to $1,690,000 in the same period of fiscal 2010.  This decrease resulted primarily from fewer software sales by our JAC business, partially offset by increases in the Ascend and ACS product lines.  JAC recorded system sales of $168,000 for the third quarter of fiscal 2011, representing a decrease of $656,000, or 80%, compared to $824,000 reported for the same quarter in fiscal 2010.  While we believe that this decrease was primarily a result of delays due to significant changes to the National Program, we believe that JAC’s efforts to work directly with hospitals and trusts over the last several years will position JAC well as it works to license software and sell services directly to hospitals and trusts that are decreasingly subject to the requirements of the National Program, although there is no assurance of any future system sales.  Performance management system sales were $118,000 for the third quarter of fiscal 2011 compared to $57,000 in the third quarter of fiscal 2010.

Service revenue, which includes post contract support revenues, implementation services, maintenance services, including our “maintenance plus” program, reimbursable travel costs, and promotional services increased $133,000, or 1%, to $10,414,000 in the third quarter of fiscal 2011 compared to $10,281,000 for the same quarter in fiscal 2010.   Service revenue for the blood and biologics management products totaled $4,374,000 for the third quarter of fiscal 2011, representing an increase of $919,000 or 27%, compared to $3,455,000 in the third quarter of fiscal 2010.  The increase primarily reflects implementation revenue associated with the ongoing LifeTrak® project with the MHS, partially offset by a decrease in implementation revenue for our HCLL software systems, as implementation projects associated with the sunset of our legacy systems were completed in fiscal 2010. We expect that blood and biologics management service revenue will benefit from the implementation of the LifeTrak® and HCLL software by the MHS through our fiscal fourth quarter and into early fiscal 2012.   Service revenue for the medication management products, which includes billing and collections services, decreased $752,000, or 12%, to $5,605,000 in the third quarter of fiscal 2011 compared to $6,357,000 for the same quarter of fiscal 2010.  This decrease is primarily a result of lower implementation revenue from the WORx product line.  Service revenue for JAC increased $43,000, or 4%, to $1,137,000 in the third quarter of fiscal 2011 compared to $1,094,000 in the third quarter of fiscal 2010.  Service revenue for performance management products amounted to $261,000 for the third quarter of fiscal 2011 compared to $265,000 for the same period in fiscal 2010.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems decreased $82,000, or 9%, to $848,000 in the third quarter of fiscal 2011 as compared to $930,000 in the same quarter in fiscal 2010.  The gross margin, excluding amortization of capitalized software costs, on system sales was 75% in the third quarter of fiscal 2011 compared to 63% in the same quarter in fiscal 2010.  The increase in gross margin is primarily due to the increase in high margin proprietary system sales during the third quarter of fiscal 2011 compared to the same period in fiscal 2010.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $362,000, or 11%, to $3,725,000 in the third quarter of fiscal 2011 as compared to $3,363,000 in the same quarter of fiscal 2010.  Gross margin on service revenue was 64% for the third quarter of fiscal 2011 compared to 67% for the third quarter of fiscal 2010.

Amortization of capitalized software remained relatively flat at $1,112,000 in the third quarter of fiscal 2011 compared to $1,110,000 in the third quarter of fiscal 2010.  We anticipate that the amortization of capital software for fiscal 2011 will be below the level recorded for fiscal 2010.

Software development costs include the non-capitalizable portions of salaries, consulting, documentation, office and other direct expenses incurred in product development activities.  Software development costs decreased $256,000, or 17%, to $1,207,000 in the third quarter of fiscal 2011 compared to $1,463,000 in the third quarter of fiscal 2010.  The decrease reflects a higher capitalization rate for software development expenditures in the 2011 fiscal quarter. Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $2,199,000 in the third quarter of fiscal 2011 compared to $2,190,000 in the third quarter of fiscal 2010.  The Company expects to maintain or increase its investment in product development for the next several quarters.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, acquired intangibles amortization, travel and advertising expenses.  Also included is bad debt expense; legal, accounting and professional fees; salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses decreased slightly to $4,654,000 in the third quarter of fiscal 2011 compared to $4,671,000 in the third quarter of fiscal 2010.

Income tax expense increased to $817,000 in the third quarter of fiscal 2011 compared to $348,000 in the same quarter of fiscal 2010.  This increase is primarily related to higher operating income in fiscal 2011.  In addition, the Company recognized research and development credits of $84,000 during the three months ended March 31, 2010.

Net income for the third quarter of fiscal 2011 was $1,403,000, compared to $891,000 during the third quarter of fiscal 2010, an increase of $512,000 or 57%.  The increase in net income is primarily due to increased blood and biologics management software sales and an increased rate of capitalization of software development expenditures. These were partially offset by an increase in income tax expense.

Results of Operations for the Nine Months Ended March 31, 2011 as Compared to the Nine Months Ended March 31, 2010

Total revenue for the nine months ended March 31, 2011 was $39,547,000 compared to $34,366,000 in the same period of fiscal 2010, an increase of $5,181,000 or 15%.  The increase in revenue is largely due to service revenues associated with the medication management businesses we acquired in December 2009, which contributed to our results for only a portion of nine month period ended March 31, 2010.  Blood and biologics management products and services recorded total revenue of $15,642,000 during the first nine months of fiscal 2011, representing an increase of $1,489,000 or 11% compared to $14,153,000 in the same period of fiscal 2010.  Medication management products and services recorded an increase in total revenue of $3,920,000 or 21% to $22,333,000 in the first nine months of fiscal 2011 compared to $18,413,000 in the same period of fiscal 2010.  The increase is largely a result of the incremental revenue associated with the acquired medication management businesses which contributed to our results for only a portion of the first nine months of fiscal 2010.  JAC’s contribution to total revenues of medication management products and services revenue was $4,484,000 during the nine months ended March 31, 2011, representing a decrease of $332,000 or 7%, compared to $4,816,000 in the same period of fiscal 2010.  Performance management products and services recorded total revenues of $1,038,000 in the nine months ended March 31, 2011 compared to $1,126,000 in the same period in fiscal 2010.

System sales revenue amounted to $9,594,000 for the nine months ended March 31, 2011, an increase of $1,855,000 or 24%, from $7,739,000 in the same period in fiscal 2010.  System sales revenue for the blood biologics management products were $3,958,000 for the first nine months of fiscal 2011, an increase of $914,000 or 30%, compared to $3,044,000 in the same period of fiscal 2010.  The increase was primarily attributable the license fees associated with the licensing of the LifeTrak® software by the MHS, partially offset by fewer BloodSafe™  system sales in the first nine months of fiscal 2011 compared to the same period of fiscal 2010. System sales for the medication management products increased to $5,369,000 in the first nine months of fiscal 2011 compared to $4,356,000 in the same period of fiscal 2010, representing an increase of $1,013,000, or 23%. This increase reflects incremental revenues associated with the ACS businesses we acquired in December 2009 and increased system sales for Ascend, partially offset by fewer JAC sales.  JAC recorded system sales of $1,235,000 for the nine months ended March 31, 2011, representing a decrease of $580,000, or 32%, compared to $1,815,000 reported for the same period in fiscal 2010.  System sales revenue for performance management was $267,000 and $284,000 for the nine months ended March 31, 2011 and 2010, respectively.

Service revenue increased $3,326,000, or 12%, to $29,953,000 in the first nine months of fiscal 2011 compared to $26,627,000 for the same period in fiscal 2010.  Service revenue for the blood and biologics management products totaled $11,684,000 for the first nine months of fiscal 2011 representing an increase of $575,000, or 5%, compared to $11,109,000 in the same period of fiscal 2010.  The increase primarily reflects implementation revenue for our LifeTrak® software related to the project with the MHS, partially offset by a decrease in implementation revenue for our HCLL software systems, as implementation projects associated with the sunset of our legacy systems were completed in fiscal 2010.  Service revenue for the medication management products increased $2,907,000 or 21% to $16,964,000 in the first nine months of fiscal 2011 compared to $14,057,000 for the same period of fiscal 2010.  This increase is a result of the incremental revenues associated with the ACS businesses we acquired in December 2009 and increased support revenue, partially offset by lower services revenues from the WORx product line.  Service revenue for JAC increased $249,000, or 8% to $3,249,000 in the first nine months of fiscal 2011 compared to $3,000,000 for the same period in fiscal 2010.  Service revenue for performance management products was $771,000 and $842,000 for the nine months ended March 31, 2011 and 2010, respectively.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems decreased $270,000, or 10%, to $2,368,000 for the first nine months of fiscal 2011 compared to $2,638,000 in the same period in fiscal 2010.  The gross margin, excluding amortization of capitalized software costs, on system sales was 75% in the first nine months of fiscal 2011 compared to 66% in the same period in fiscal 2010.   The increase in gross margin is primarily due to an improvement in the mix of higher margin proprietary system sales relative to lower margin third party sales during the first nine months of fiscal 2011 compared to the same period in fiscal 2010.

Cost of services increased $1,979,000, or 23%, to $10,616,000 during the first nine months of fiscal 2011 as compared to $8,637,000 in the same period of fiscal 2010.  The increase in cost of services is primarily attributed to incremental costs associated with our recent business acquisitions in medication management. Gross margin on service revenue was 65% for the first nine months of fiscal 2011 compared to 68% for the same period of fiscal 2010.

Amortization of capitalized software decreased $490,000, or 13%, to $3,372,000 in the first nine months of fiscal 2011 compared to $3,862,000 in the same period of fiscal 2010.  The decrease occurred as past software development efforts became fully amortized.

Software development costs decreased $636,000, or 18%, to $2,955,000 in the first nine months of fiscal 2011 compared to $3,591,000 in the same period of fiscal 2010.  This decrease reflects a higher capitalization rate for product development activities in the first nine months of fiscal 2011 compared to the same period of fiscal 2010.  Expenditures for software development include amounts paid for both capitalizable and noncapitalizable development projects.  Total expenditures for software development were $7,132,000 in the first nine months of fiscal 2011 compared to $6,158,000 in the same period of fiscal 2010, an increase of $974,000, or 16%.  The percentage of development spending subject to capitalization increased in the first nine months of fiscal 2011 due largely to our efforts to further expand our product offerings into the blood plasma market, and we anticipate a lower capitalization rate for the remainder of fiscal 2011.  The Company expects to maintain or increase its investment in product development products over the next several quarters.

SG&A expenses increased $1,629,000, or 13%, to $14,262,000 in the first nine months of fiscal 2011 compared to $12,633,000 in the same period of fiscal 2010.  This increase is primarily due to incremental costs associated with ACS businesses acquired in December 2009.

Income tax expense increased to $1,735,000 during the first nine months of fiscal 2011 compared to $771,000 in the same period of fiscal 2010.  Income taxes increased primarily as a result of higher operating income in the fiscal 2011 period.  Research and development tax credits were taken in the both periods reducing the effective tax rate.  During the second quarter of fiscal 2011, the Company recognized tax credits for the full calendar year 2010 as a result of the passage of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which extended research and development credits to calendar years 2010 and 2011.  The Company expects its future effective tax rate will trend higher and more closely approximate statutory rates.  The Company expects to claim additional credits to the extent that it has allowable qualifying research and development activities.

Net income during the first nine months of fiscal 2011 was $4,190,000, compared to net income of $2,293,000 during the same period of fiscal 2010, an increase of $1,897,000, or 83%.  The increase in net income is primarily due to increased software sales, the incremental operating income with the ACS businesses we acquired in December 2009, combined with decreased amortization of capitalized software costs and an increased rate of capitalization of software development expenditures.

Liquidity and Capital Resources

As of March 31, 2011, Mediware had cash and cash equivalents of $30,101,000 compared to $23,340,000 at June 30, 2010.  A portion of the Company’s cash and cash equivalents resides outside of the United States.  Repatriation of these funds could be negatively impacted by taxes.  Our cash and cash equivalents balance was positively affected by collections of accounts receivable and the receipt during the quarter of a contract payment associated with the licensing of the LifeTrak® software by the MHS.  Working capital was $24,632,000 and $18,726,000 at March 31, 2011 and June 30, 2010, respectively.  The current ratio was 2.5 to 1 at March 31, 2011 compared to 2.0 to 1 at June 30, 2010.  The Company does not have any material capital lease obligations, purchase obligations or long-term liabilities, other than deferred tax liabilities.

Cash provided by operating activities was $12,442,000 during the first nine months of fiscal year 2011 compared to $8,938,000 during the same period of fiscal 2010.  The increase in cash provided by operating activities is primarily due to increased net income and changes in receivables, partially offset by changes in accounts payable, accrued expenses and advances from customers.

Cash used in investing activities was $5,868,000 during the first nine months of fiscal 2011 compared to $8,782,000 during the same period a year ago.  The decrease in cash used in investing activities is primarily attributable to a decrease in payments for the acquisition of the ACS businesses we acquired in December 2009, partially offset by increased capitalized software costs.  Cash used for acquisitions was $1,500,000 and $6,080,000 for the first nine months of fiscal 2011 and fiscal 2010, respectively.

Cash used in financing activities was $102,000 during the first nine months of fiscal 2011 compared to cash provided by financing activities of $610,000 during the same period of fiscal 2010.  The cash used for financing activities in the first nine months of fiscal 2011 is primarily attributable to the repurchase of Common Stock that an executive surrendered to the Company in order to pay taxes due in connection with the vesting of a stock-based compensation award, offset by tax benefits related to the vesting of restricted stock. There were no similar payments in connection with compensation awards or vesting of restricted stock during the same period in fiscal 2010.  The cash provided by financing activities in the first nine months of fiscal 2010 was primarily from stock option exercises and related tax benefits. There were no stock options exercised in the first nine months of fiscal year 2011.

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

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 9% and 15% of Mediware’s consolidated revenue for the three months ended March 31, 2011 and 2010, respectively, and 11% and 14% for the nine months ended March 31, 2011 and 2010, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our net income for the three months ended March 31, 2011 was negatively impacted by $2,000 foreign currency movement, and positively impacted for the nine months ended March 31, 2011, by $9,000 foreign currency movement.  Net income was negatively impacted by a $5,000 and $11,000 foreign currency movement, respectively, for the three months and nine months ended March 31, 2010.  These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

ITEM 4.	CONTROLS AND PROCEDURES

Mediware’s management, under the supervision and with the participation of Mediware’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of Mediware’s disclosure controls and procedures as of the end of the quarter covered by this report.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of Mediware designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by Mediware in the reports that it files or submits to the SEC is accumulated and communicated to Mediware’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on the foregoing review and evaluation, Mediware’s CEO and CFO have concluded that Mediware’s disclosure controls and procedures are effective as of March 31, 2011.

There were no changes in Mediware’s internal controls over financial reporting that occurred during the nine months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.   Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 1A.                      RISK FACTORS
You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 included under Item 1A “Risk Factors” in addition to the other information set forth in Item 1A and elsewhere in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have recently consummated a strategic acquisition and may pursue additional strategic acquisitions, investments, and relationships in the future, and we may not be able to successfully manage our operations if we fail to successfully integrate acquired businesses and technologies, which could adversely affect our operating results.

As part of our business strategy, we may seek and complete strategic business acquisitions that that are complementary to our business. On April 11, 2011, we acquired certain assets of CareCentric’s home medical equipment, home health, home infusion and billing and collections business. Acquisitions, such as our acquisition of the CareCentric businesses, have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

•	failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of the acquired businesses

•	diversion of management’s attention from other business concerns

•	failure to achieve projected synergies and performance targets

•	loss of customers or key personnel of the acquired businesses

•	failure to acquire assets or to employ key personnel of the businesses that are necessary for the optimal operation of the businesses following acquisition

•
possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies, and

•	a possible write-off of software development costs and amortization of expenses related to intangible assets.

If we fail to successfully integrate the CareCentric businesses or other acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

We have entered into significant “fixed fee” software development and implementation agreements which rely on estimates.

We have entered into a number of significant “fixed fee” software development and implementation arrangements.  Under the terms of these arrangements, we have committed to provide software or services to customers for a “fixed fee,” even if the actual effort required to complete the project is substantially more than anticipated.   We use estimates to determine the hours of work and fees to charge to complete these projects.   If our estimates are not accurate and our actual costs are more than estimated costs, our operating results would be adversely affected.  In addition, in certain arrangements, it may be appropriate for us to recognize revenue using the percentage of completion method of accounting under Generally Accepted Accounting Principles.  Using this method, we could determine that contract revenue previously recognized in one or more periods was overstated due to changes in our estimated total costs, work progress evaluations or other factors.  If this occurs, revenue recognized in the period in which we make the determination may be reduced by the aggregate amount of the overstatement.  Alternatively, depending on the magnitude of the overstatement, we may be required to restate prior period revenues.  Consequently, our failure to estimate accurately could cause our revenue and results of operations to fluctuate substantially from period to period.

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

MEDIWARE INFORMATION SYSTEMS, INC. (Registrant)

May 3, 2011	/s/ T. KELLY MANN
Date	T. KELLY MANN PRESIDENT AND CHIEF EXECUTIVE OFFICER

May 3, 2011	/s/ MICHAEL MARTENS
Date	MICHAEL MARTENS CHIEF FINANCIAL OFFICER