Form 10-Q
period 2011-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2011-11-02
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]     No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]

Non-accelerated filer [ ]	Smaller reporting company[X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [ ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 27, 2011, there were 8,150,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	September 30,	June 30,
	2011	2011
ASSETS
Current Assets
Cash and cash equivalents	$34,801	$29,987
Accounts receivable (net of allowance of $1,643 and $1,434)	15,370	19,831
Inventories	451	408
Deferred income taxes	940	866
Prepaid expenses and other current assets	1,594	1,302
Total current assets	53,156	52,394

Fixed assets, net	1,151	1,060
Capitalized software costs, net	12,780	12,909
Goodwill, net	13,327	13,587
Other intangible assets, net	6,352	6,774
Other long-term assets	85	86
Total assets	$86,851	$86,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	1,592	1,134
Deferred revenue	20,999	20,975
Income taxes payable	1,024	757
Accrued expenses and other current liabilities	2,408	4,783
Total current liabilities	26,023	27,649

Deferred income taxes	4,228	4,189
Total liabilities	30,251	31,838

Stockholders' Equity
Common stock, $.10 par value; authorized 25,000,000 shares; 8,773,000 and 8,693,000 shares issued as of September 30, 2011 and June 30, 2011, respectively	877	869
Additional paid-in capital	36,526	36,069
Treasury stock, 627,000 and 608,000 shares at September 30, 2011 and June 30, 2011, respectively	(3,931)	(3,698)
Retained earnings	23,464	21,971
Accumulated other comprehensive loss	(336)	(239)
Total stockholders' equity	56,600	54,972
Total Liabilities and Stockholders' Equity	$86,851	$86,810

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	Three Months Ended
	September 30,
	(Unaudited)
	2011	2010

Revenue
System sales	$4,390	$2,891
Services	11,063	9,639

Total revenue	15,453	12,530

Cost and Expenses
Cost of systems (1)	1,170	726
Cost of services (1)	3,972	3,439
Amortization of capitalized software costs	1,073	1,126
Software development costs	1,630	898
Selling, general and administrative	5,361	4,617

Total costs and expenses	13,206	10,806

Operating income	2,247	1,724

Net interest and other income (expense)	4	(12)

Income before income taxes	2,251	1,712
Income tax provision	(758)	(660)

Net income	1,493	1,052

Other comprehensive (loss) income
Foreign currency translation adjustment	(97)	148

Comprehensive income	$1,396	$1,200

Net income per Common Share
Basic	$0.18	$0.13
Diluted	$0.18	$0.13

Weighted Average Common Shares Outstanding
Basic	8,114	7,979
Diluted	8,294	8,134

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total
Balance at June 30, 2011	8,693	$869	$36,069	$(3,698)	$21,971	$(239)	$54,972

Issuance of common stock on vesting of restricted shares	75	7	(7)				-
Stock issued as bonus	5	1	53				54
Repurchase of common stock				(233)			(233)
Stock based compensation expense			297				297
Tax benefit related to stock-based compensation			114				114
Foreign currency translation adjustment						(97)	(97)
Net income					1,493		1,493
Balance at September 30, 2011	8,773	$877	$36,526	$(3,931)	$23,464	$(336)	$56,600

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Three Months Ended
	September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$1,493	$1,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,636	1,598
Stock based compensation expense	297	410
Deferred tax provision	(35)	222
Provision for doubtful accounts	246	65
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	4,155	795
Inventories	(44)	30
Prepaid expenses and other assets	(296)	(388)
Accounts payable, accrued expenses and deferred revenue	(1,349)	(1,673)
Net cash provided by operating activities	6,103	2,111

Cash Flows From Investing Activities
Acquisition of fixed assets	(235)	(111)
Capitalized software costs	(947)	(1,623)
Acquisition of businesses, net of cash acquired	151	-
Net cash used in investing activities	(1,031)	(1,734)

Cash Flows From Financing Activities
Excess tax benefits from exercise of stock options and vesting of restricted stock	114	93
Repurchase of common stock	(233)	(195)
Net cash used in financing activities	(119)	(102)

Foreign currency translation adjustments	(139)	213

Net increase in cash and cash equivalents	4,814	488
Cash at beginning of period	29,987	23,340
Cash at end of period	$34,801	$23,828

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$412	$313

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Mediware Information Systems, Inc. (“Mediware” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Mediware's audited financial statements for the fiscal year ended June 30, 2011, included in Mediware's Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.  Prior periods have been reclassified to conform to current period presentation.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three months ended September 30, 2011 and 2010, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

As of September 30, 2011, the Company has repurchased a total of 590,000 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program, excluding the transaction described below.  As of September 30, 2011, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

The Company permits a net exercise for certain equity-based awards made to employees and directors.  As of September 30, 2011 and 2010, 37,623 and18,675 shares of common stock with a fair value of $428,000 and $195,000, respectively, were surrendered in order to satisfy statutory tax withholding obligations in connection with the vesting of a stock-based compensation awards.  These surrenders were accounted for as repurchases of common stock but are not part of our Share Repurchase Program.

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

4.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to the short-term nature of their underlying terms.

5.     ACQUISITIONS

CareCentric, Inc.
On April 11, 2011, Mediware acquired certain assets of the home medical equipment, home health, home infusion, and billings and collections business of CareCentric National LLC (“CareCentric”).

The acquisition expands Mediware’s already substantial position in the Alternate Care Solutions (ACS) market.  The CareCentric business has been integrated with Mediware’s existing ACS business line.

The purchase price paid for CareCentric consists of an initial purchase price of $3,000,000, of which $2,084,000 was paid in cash.   The Company has recorded total working capital adjustments of $1,067,000 and received $151,000 from the seller as part of the final working capital adjustment.  The Company incurred $27,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the CareCentric operations are included in the accompanying financial statements from the date of acquisition.

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

The following summarizes the assets acquired and liabilities assumed at the acquisition date, net of cash acquired (in thousands):

Purchase Price Allocation
Intangible assets subject to amortization	$2,707
Goodwill	371
Accounts receivable	1,041
Prepaid expenses and inventory	82
Accounts payable	(120)
Deferred revenue	(2,148)
Total purchase price	$1,933

Details of acquired intangibles and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$1,302	5.0 years	35.0%
Customer relationships	997	5.0 years	35.0%
Customer relationships	371	6.0 years	22.5%
Customer Backlog	26	1 month	22.5%
Tradename	11	4.0 years	35.0%
	$2,707

Goodwill	$522

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

Mediware believes the acquisition of HAI will expand its medication management offering by expanding its presence in the home infusion, specialty pharmacy and alternate care markets.  The Company plans to continue offering its WORx pharmacy product line to the larger acute care hospitals and behavioral health facilities, and its Ascend pharmacy products to smaller hospitals and pharmacies, while the HomecareNet product line, along with the Ascend home infusion product line will be offered to home infusion, specialty pharmacy and alternate care markets.

Mediware expects that the HomecareNet products will generate revenue by licensing its proprietary software, and by providing professional services and support for the product lines.  Generally, HomecareNet customers are charged an initial start-up fee along with monthly fees for the continued use and support of the proprietary software.  Software license fees are recognized, when the license is initially executed, subject to the revenue recognition principles for software.  Professional services and support revenues are recognized as the services are delivered.

The purchase price paid for HAI consists of an initial purchase price of $3,501,000 in cash, net of $5,000 cash acquired at the closing, plus contingent consideration of $954,000 deposited into the sellers’ escrow account in December 2010 based upon the achievement of certain revenue milestones through December 11, 2010.  This amount was disbursed to the sellers of HAI on September 30, 2011.  The Company will receive $22,000 from the seller as part of the final working capital adjustment.  The Company estimated the fair value of the contingent consideration at the acquisition date to be $871,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.   The Company incurred $40,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the HAI operations are included in the accompanying financial statements from the date of acquisition.

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

The acquisition of ARI expands the scope of services that Mediware can provide to its current and potential home infusion, specialty pharmacy and alternate care customers.  The Company believes that over time this business could become an important differentiator that could not only contribute to its ability to make sales of its traditional software products but that could also drive revenue on an independent business.

Mediware expects the ARL services will generate revenue by providing collection and billings services and expertise to Mediware’s home infusion, specialty pharmacy and alternate care customers and to other software providers’ customers as well.   Customers are charged a percentage of the third party fees that are collected.  The Company records revenue as the third party fees are collected.

The purchase price paid for the assets of ARI consisted of an initial purchase price of $2,061,000 paid in cash at the closing, plus contingent consideration of $546,000 deposited into the sellers’ escrow account in December 2010 based upon the achievement of certain revenue milestones through December 11, 2010.   This amount was disbursed to the sellers of ARI’s assets on September 30, 2011.  In addition, the Company will pay $14,000 to the sellers as part of the final working capital adjustment.  We estimated the fair value of the contingent consideration at the acquisition date to be $498,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.  The Company incurred $21,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the ARI operations are included in the accompanying financial statements from the date of acquisition.

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of our goodwill at September 30, 2011 and June 30, 2011 was $13,327,000 and $13,587,000, respectively.  The change in goodwill is attributable to finalizing the working capital position of the April 2011 acquisition of CareCentric.

Other Intangible Assets

The carrying amount of our other intangible assets as of September 30, 2011 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$3,234	$(1,124)	$2,110	3.3
Customer relationships	6,251	(2,021)	4,230	4.1
Customer backlog	184	(184)	-	-
Non-compete agreements	124	(122)	2	-
Tradename	11	(1)	10	3.6
	$9,804	$(3,452)	$6,352

Amortization expense for other intangible assets amounted to $422,000 for the three months ended September 30, 2011 and $317,000 for the three months ended September 30, 2010.  The following represents the expected amortization in future periods (in thousands):

Fiscal	Expected
Year	Amortization
2012 (remainder)	$1,255
2013	1,581
2014	1,499
2015	1,240
2016	730
Thereafter	47
$6,352

7.     STOCK BASED COMPENSATION

The aggregate noncash stock based compensation expense totaled $297,000 and $410,000 for the three-months ended September 30, 2011 and 2010, respectively.

Stock Based Plans

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provides that a maximum of 1,700,000 shares may be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock can only be granted as option awards.  As of September 30, 2011, there were 765,000 shares available for issuance under this Plan.

The Company permits net share exercises of certain awards made to employees and directors.  Shares reacquired under net share exercises are included within treasury stock.

Restricted Common Stock Awards

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vested over a three-year period based upon the continued employment of the key employee.  For the three months ended September 30, 2010, the Company recorded compensation expense of $1,000 related to the Time-Based Shares.  There was no compensation expense related to the Time-Based-Shares in the three months ended September 30, 2011, and all compensation expense related to the shares has been recognized.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of shares granted is determined based upon the fair market value of the Company’s stock on January 1 of each year.  These Director Shares vest on June 30 each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense of $18,000 related to these Director Shares for both the three months ended September 30, 2011 and 2010.  The Director Shares will result in compensation expense in future periods of up to $52,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “2008 Enhanced Performance Shares”).  The 2008 Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the three months ended September 30, 2010 the Company recorded $60,000 of compensation expense related to the 2008 Enhanced Performance Shares.  There was no compensation expense related to the 2008 Enhanced Performance Shares in the three months ended September 30, 2011, and all compensation expense related to the shares has been recognized.

During fiscal 2010, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company will grant up to a total of 168,750 restricted shares of common stock (the “2010 Enhanced Performance Shares”) in three annual tranches.  The 2010 Enhanced Performance Shares vest upon both continued employment and upon the achievement of certain performance goals.  Each tranche is deemed to be granted upon the annual establishment of the performance criteria.  Through year end June 30, 2011, the Company had granted 75,000 2010 Enhanced performance shares and the related compensation expense was recognized.  In each of the three months ended September 30, 2011 and 2010 the Company granted 37,500 2010 Enhanced Performance Shares and recorded $159,000 and $129,000 of compensation expense, respectively.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable.  At September 30, 2011, the first tranche of 2010 Enhanced Performance Shares had fully vested and all related compensation expense had been recognized. The second tranche of 56,250 shares awarded under the 2010 Enhanced Performance Shares may result in compensation expense in future periods of up to $450,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  Also under the terms of these agreements, the Company will grant up to a total of 56,250 restricted shares of common stock (the “Market Condition Shares”) in three annual tranches.  The Market Condition Shares vest upon the achievement of certain market condition criteria and the continued employment of the key employees.  Following the grants of the initial tranches, each tranche of the Market Condition Shares is deemed to be granted upon the annual reset of the market condition criteria. During each of the three months ended September 30, 2011 and 2010 the Company granted 12,500 of the Market Condition Shares and recorded $21,000 and $18,000 of compensation expense, respectively.  At September 30, 2011, the first tranche of Market Condition Shares had fully vested and all related compensation expense had been recognized.  The second tranche of 18,750 shares awarded as Market Condition Shares may result in compensation expense in future periods of up to $58,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

A summary of the status of the Company’s nonvested restricted common stock as of September 30, 2011, and changes during the three-months ended September 30, 2011, is presented below (shares amounts in thousands):

	Market Condition Shares	Weighted Average Grant Date Fair Value	2010 Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2011	25	$4.72	75	$9.84
Granted	13	4.04	37	10.97
Canceled or forfeited	-	-	-	-
Vested	(19)	4.55	(56)	9.11
Nonvested at September 30, 2011	19	$4.43	56	$11.32

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

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended September 30,
	2011	2010
Risk-free interest rates	-	1.70%
Expected option life in years	-	2.5
Expected stock price volatility	-	54%
Expected dividend yield	-	0%

There were no stock options granted in the three months ended September 30, 2011.

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

The following table sets forth summarized information concerning the Company's stock options as of September 30, 2011 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	823	$8.75
Granted	-	-
Exercised	-	-
Forfeited or expired	(17)	10.09
Outstanding at September 30, 2011	806	$8.72	3.6	$2,297
Options exercisable at September 30, 2011	498	$8.97	3.7	$1,364
Nonvested at September 30, 2011	308	$8.32	3.5	$933

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.  The total fair value of shares vested during the three months ended September 30, 2011 was $204,000.

There were no stock options exercised in the three months ended September 30, 2011 or 2010.  Historically, the Company has issued new shares upon the exercise of stock options.

The Company recorded $100,000 and $184,000 of compensation expense for stock options for the three months ended September 30, 2011 and 2010, respectively.

Estimated future stock-based compensation expense relating to outstanding stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2012 (Remainder)	$238
2013	164
2014	65
2015	5
2016	-
Total estimated future stock-based compensation expense	$472

The following table presents information relating to stock options at September 30, 2011 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 0.00 - $ 4.49	10	$3.89	2.1	7	$3.89
$ 4.50 - $ 7.49	317	$6.63	4.0	220	$6.64
$ 7.50 - $ 8.99	135	$8.79	3.3	41	$8.66
$ 9.00 - $ 10.49	207	$9.55	3.7	113	$9.88
$ 10.50 - $11.99	20	11.19	4.7	-	-
$12.00 - $13.49	87	$12.56	2.8	87	$12.56
$13.50 - $14.99	30	$13.73	2.3	30	$13.73
	806			498

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

As of September 30, 2011 the Company’s unrecognized tax benefits totaled $539,000.  Accrued interest and penalties at September 30, 2011 were $184,000.  The Company recognizes accrued interest and penalties in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2008.  However, to the extent utilized, the Company’s net operating loss carryforwards originating in closed years, remain subject to examinations.

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

	For the Three Months Ended
	September 30,
	2011	2010
Medication Management Systems:
System sales	$1,854	$1,921
Services	5,437	4,656
Billing and collections	1,100	1,005
	8,391	7,582

Blood and Biologics Management Systems:
System sales	2,283	907
Services	4,034	3,548
	6,317	4,455

Performance Management Systems
System sales	253	63
Services	328	252
	581	315

Perioperative Management Systems
System sales	-	-
Services	164	178
	164	178

Total	$15,453	$12,530

Billing and collections revenue is generated from the acquired assets of ARI, and to a lesser extent, certain assets of CareCentric.

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended
	September 30,
	2011	2010
Revenue from Unaffiliated Customers:
United States	$13,658	$11,329
United Kingdom	1,795	1,201
Total	$15,453	$12,530

Net Income:
United States	$1,329	$1,082
United Kingdom	164	(30)
Total	$1,493	$1,052

	September 30,
	2011	2010
Identifiable Assets:
United States	$78,765	$63,160
United Kingdom	8,086	6,427
Total	$86,851	$69,587

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is less than its carrying amount, performing the current two-step impairment test is not required. The guidance also include a number of events and circumstances that an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity has not yet issued financial statements for the most recent annual or interim period, provided the entity has not yet performed its annual impairment test. We do not expect this guidance to have a material impact on our financial statements.

12.     SUBSEQUENT EVENTS
The Company has performed its subsequent events review through the filing of these financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of September 30, 2011, and the related condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three-month periods ended September 30, 2011 and 2010.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated September 6, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2011 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

EisnerAmper LLP
New York, New York

November 1, 2011

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in Mediware’s Form 10-K for the year ended June 30, 2011 and in subsequent Quarterly Reports on Form 10-Q, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

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

Mediware licenses, implements and supports clinical and performance management information solutions and other services to healthcare facilities.  We license our blood and biologics management solutions to hospitals. We license blood donor recruitment and management solutions to blood donor and plasma donor centers through our Blood Center Technologies business group.  The Company’s medication management solutions are licensed to hospitals, long-term care, specialty pharmacy, home infusion, home/durable medical equipment, alternate care and behavioral health facilities.  Our home infusion, specialty pharmacy, home/durable medical equipment, and alternate care products and services are licensed through the Company’s Alternate Care Solutions (ACS) business group, formed during fiscal 2010.  ACS also provides billing and collection services to the home infusion market.  We license performance management software to hospitals, blood and plasma centers and alternate care facilities.

We generally license our blood management and biologics management software systems and certain of our medication management software systems to customers on a perpetual basis.  The customers that license the software on a perpetual basis typically make up-front payments for the software license and payments for support services on an annual basis.   In contrast, we generally provide our blood and plasma center solutions and certain of our medication management software systems and our alternate care products on a monthly subscription or term license basis.  These customers may pay Mediware an initial start-up fee and a monthly fee for use and support of Mediware’s proprietary software.  Customers may purchase services, including implementation, consultation and other ad hoc services, for additional fees which are generally billed as incurred.  Beginning in fiscal 2010, we initiated our “maintenance plus” program through which our customers may elect to pay “in advance” on an annual basis for services that had historically been paid on an as-incurred basis.  Performance management software is licensed on a perpetual and subscription or term license basis.  We currently anticipate that over time an increased number of our systems (in all product lines) will be licensed on a subscription or term license basis.

During fiscal 2011 we started offering our full suite of products on a remotely hosted basis.  The hosting services include installation, upgrades, patches and network configuration and repair as well as remote monitoring and help desk services.  We anticipate that remote hosting will make our product offerings more attractive to many of our current and potential customers.

During the fiscal year ended June 30, 2011, Mediware contracted with third parties to provide the LifeTrak®, InSight performance management software, HCLL, KnowledgeTrak and related services to the U.S. Military Health Service (“MHS”).  These contracts call for substantial upfront payments to Mediware.  Performance of these projects is currently expected to extend through fiscal 2012.  These contracts are being accounted for using the percentage of completion method, which in this case requires us to recognize revenue based upon the ratio of the effort completed during the reporting period compared to our estimate of the total effort required to complete the project.

Blood and Biologics Management Products

Our flagship blood transfusion product is the HCLL™ transfusion software.  We also provide our hospital customers HCLL donor software for use in hospital-based donor centers.  In early fiscal year 2008, we announced our new BloodSafe™ suite of products.  As of September 30, 2011, BloodSafe is licensed for use at 14 facilities.

Our Blood Center Technologies business unit is intended to drive growth as we expand our focus in the blood donor and plasma market.   Blood Center Technologies provides software tools and services to large, complex blood centers for donor targeting, donor recruitment, donation management, unit testing, blood component manufacturing, inventory control, sales and distribution.  This is accomplished through a combination of our 510(k) cleared LifeTrak® software and a set of robust CRM and recruiting software products and capabilities. These products and capabilities enable us to deliver an integrated software solution for blood centers to improve collections and efficiency throughout the entire process from blood donor recruitment to hospital distribution.  Through an acquisition in March 2010 we added e-learning content and technologies, along with certification tracking tools, to our Blood Center Technologies product offering. We offer this addition, KnowledgeTrak, on a subscription basis.

Mediware recently responded to FDA comments received during the agency’s latest Quality Systems Regulation evaluation of our 510((k) cleared software and related processes.  Mediware expects to complete the comment process without disrupting its ordinary business operations. However, in connection with the comment resolution process, Mediware has notified its customers that, in the future, the HCLL Donor and Transfusion software and the LifeTrak Donor software will need to be updated more frequently.

In June 2008, we released BiologiCare™, our first generation bone, tissue and cellular product tracking software.  With the introduction of BiologiCare, we believe we are positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with our HCLL software or operate on a stand-alone basis.  As of September 30, 2011, BiologiCare is licensed for use at three facilities.

In addition to our license of blood and biologics management software, we generate revenue from professional services and post-contract support.  These ongoing support contracts accounted for 38% and 52% of the total revenue from blood and biologics management operations in the periods ended September 30, 2011 and 2010, respectively.

Medication Management Products

Mediware’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx®.  We also offer MediCOE, a physician order entry module, and MediMAR®, a nurse point of care administration and bedside documentation module, that are fully integrated with the WORx software.  An acquisition in November 2008 expanded our product offering by adding Ascend, a solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  To expand our capabilities and address a new industry mandate, we introduced MediREC in March 2007.  As of September 30, 2011, MediREC was licensed for use at 13 customer sites.

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

We generate revenue from medication management software sales, professional services and post-contract support.  Support contracts have accounted for 52% and 50% of the total revenue from medication management operations in the periods ended September 30, 2011 and 2010, respectively.

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

Our United Kingdom operating business is JAC Computer Services, Ltd. (JAC).  JAC’s product offering includes its Pharmacy Management system and Electronic Prescribing module.  The Electronic Prescribing module has been installed in approximately twenty U.K. customer sites as of September 30, 2011.  The installed base of the Company’s Pharmacy Management system product includes approximately 50% of the trusts within National Health Service (NHS).

The NHS in the U.K. initiated a national program to purchase healthcare information technology in 2004 (the National Program).   JAC worked to position itself favorably as a provider of software under the National Program.  However, JAC also worked directly with hospitals and trusts to hedge against delays and changes in the National Program.  As a result of a change in government in the U.K. in 2010, the National Program, as it was originally designed, has been terminated. We believe that JAC’s efforts to work directly with hospitals and trusts over the last several years positions JAC well as it works to license software and sell services directly to hospitals and trusts that are no longer subject to the limitations of the National Program requirements.

Performance Management Products

Mediware’s performance management product is the InSight software system. The InSight system is a business and clinical intelligence software package used in more than 100 hospitals at September 30, 2011.  We expect revenue from InSight software sales, professional services and post-contract support.  Support contracts accounted for 45% and 62% of total performance management revenues in the periods ended September 30, 2011 and 2010, respectively.

We have created a focused product strategy to make an entry level version of the InSight performance management software easily accessible and available to the users of our core products.  It is our expectation that after using the InSight software, our customers will see the benefit of the product and will expand their use over time.

Industry and Regulation

We believe that our customers’ recent capital investment decisions have been, and future decisions will be, impacted by recently enacted federal laws.  Of specific importance to near term investment is the American Recovery and Reinvestment Act (ARRA), which became effective in 2009. This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  The Health Information Technology for Economic and Clinical Health Act (HITECH), a part of ARRA, provides roughly $2 billion in ‘jump start’ funding that the Department of Health and Human Services is to distribute over a two year time frame beginning in 2011.  ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the ‘meaningful use’ of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.

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

While Mediware does not believe that it has benefited materially from these government initiatives and may see longer sales cycles as a result of the programs, the Company believes that the additional government spending on healthcare information technology and other health reform legislation will stimulate spending across a broad range of healthcare information technology projects. Over time we expect these initiatives to create new opportunities, to expand the use of Mediware solutions and to have a positive impact on the Company.  WORx has been certified so that our customers receive the full benefit of the HITECH Act, and Mediware expects that Ascend will be similarly certified in the second quarter of fiscal 2012.  If we fail to achieve the appropriate certification standards, the Company could face adverse consequences as its customers look to other certified vendors.

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

Results of Operations for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Total revenue for the first quarter of fiscal 2012 was $15,453,000 compared to $12,530,000 reported in the same quarter of fiscal 2011, an increase of $2,923,000 or 23%.  The change in revenue is largely due to increased system sales for blood and biologics management products, increased services revenues for medication management and increased JAC revenues.  Blood and biologics management products and services revenue was $6,317,000 in the first quarter of fiscal 2012, representing an increase of $1,862,000 or 42% compared to $4,455,000 in the same quarter of fiscal 2011.  Medication management products and services total revenue was $8,391,000 in the first quarter of fiscal 2012 representing an increase of $809,000 or 11% compared to $7,582,000 in the same quarter of fiscal 2011.  JAC’s contribution to total revenue of medication management products and services was $1,795,000 in the first quarter of fiscal 2012, an increase of $594,000, or 50%, compared to $1,201,000 in the same quarter of fiscal 2011.  Performance management products and services recorded total revenue of $581,000 in the first quarter of fiscal 2012, representing an increase of $266,000 or 84% compared to $315,000 in the same quarter of fiscal 2011.

System sales revenue, which includes proprietary and third party software licenses, hardware sales and subscription revenue, amounted to $4,390,000 for the first quarter of fiscal 2012, an increase of $1,499,000 or 52% compared to $2,891,000 in the same quarter of fiscal 2011.  System sales for blood and biologics management products was $2,283,000 for the first quarter of fiscal 2012, an increase of $1,376,000 or 152% compared to $907,000 in the same quarter of fiscal 2011.  This increase is primarily attributable to HCLL license fees, including software purchased by the U.S. Military Health Service (“MHS”).  System sales for the medication management products decreased $67,000, or 3% to $1,854,000 in the first quarter of fiscal 2012 compared to $1,921,000 in the same period of fiscal 2011.  This decrease is primarily due to lower ACS system sales revenue, and fewer WORx system sales.  These decreases were partially offset by an increase in JAC system sales.  JAC recorded system sales of $622,000 for the first quarter of fiscal 2012, representing an increase of $442,000, or 246%, compared to $180,000 in the first quarter of fiscal 2011.  We believe that the JAC business continues to be well positioned in its market as a result of its direct relationships with hospitals and trusts throughout the country.  Performance management system sales were $253,000 for the first quarter of fiscal 2012, an increase of $190,000 compared to $63,000 in the first quarter of fiscal 2011.

Service revenue, which includes post contract support revenues, implementation services, maintenance services, including our “maintenance plus” program, reimbursable travel costs, and promotional services increased $1,424,000, or 15%, to $11,063,000 in the first quarter of fiscal 2012 compared to $9,639,000 for the same period in fiscal 2011.   Service revenue for the blood and biologics management products totaled $4,034,000 for the first quarter of fiscal 2012, representing an increase of $486,000, or 14%, compared to $3,548,000 in the first quarter of fiscal 2011.  The increase primarily reflects implementation revenue for our HCLL software related to the project with the MHS.  Service revenue for the medication management products increased $876,000, or 15%, to $6,537,000 in the first quarter of fiscal 2012 compared to $5,661,000 for the same quarter of fiscal 2011.  This increase reflects incremental revenues from our ACS business acquired in April 2011, partially offset by lower services revenues from the WORx product line.  Service revenue for JAC increased $152,000 or 15% to $1,173,000 in the first quarter of fiscal 2012 compared to $1,021,000 in the first quarter of fiscal 2011.  Service revenue for performance management products amounted to $328,000 for the first quarter of fiscal 2012 compared to $252,000 for the same period in fiscal 2011.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $444,000, or 61%, to $1,170,000 in the first quarter of fiscal 2012 as compared to $726,000 in the same period in fiscal 2011.  The gross margin, excluding amortization of capitalized software costs, on system sales was 73% in the first quarter of fiscal 2012 compared to 75% in the same quarter in fiscal 2011.  The decrease in gross margin is primarily due to an increase in the sale of lower margin third party products including computer hardware, hosting services, and third party software during the first quarter of fiscal 2012 compared to the same period in fiscal 2011.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $533,000, or 15%, to $3,972,000 in the first quarter of fiscal 2012 as compared to $3,439,000 in the same period of fiscal 2011.  The increase in cost of services is primarily attributed to incremental costs associated with our ACS business acquired in April 2011. Gross margin on service revenue was 64% for the first quarter of both fiscal 2012 and fiscal 2011.

Amortization of capitalized software decreased $53,000, or 5%, to $1,073,000 in the first quarter of fiscal 2012 compared to $1,126,000 in the first quarter of fiscal 2011.   The decrease occurred as past software development efforts became fully amortized. We anticipate that amortization costs will remain largely flat in fiscal 2012 compared to fiscal 2011 provided Mediware’s capitalization and cash expenditures continue at substantially the same rates.

Total expenditures for software development, including the capitalized portion, were $2,577,000 in the first quarter of fiscal 2012 compared to $2,521,000 in the first quarter of fiscal 2011, an increase of $56,000, or 2%.  Software development costs not subject to capitalization increased $732,000, or 82%, to $1,630,000 in the first quarter of fiscal 2012 compared to $898,000 in the first quarter of fiscal 2011.  The increase was due to a shift in the capitalization rate driven by the mix and timing of projects and the application of the capitalization rules. The Company expects to maintain its current investment in product development products in the near term.

Selling, general and administrative (SG&A) expenses include marketing and sales salaries, commissions, travel and advertising expenses and acquired intangibles amortization.  Also included is bad debt expense; legal, accounting and professional fees; administrative salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses increased $744,000, or 16%, to $5,361,000 in the first quarter of fiscal 2012 compared to $4,617,000 in the first quarter of fiscal 2011.  This increase primarily reflects incremental costs associated with our ACS business acquired in April 2011.

Income tax expense increased to $758,000 in the first quarter of fiscal 2012 compared to $660,000 in the same quarter of fiscal 2011, primarily related to the increase in operating income.

Net income for the first quarter of fiscal 2012 was $1,493,000, compared to net income of $1,052,000 during the first quarter of fiscal 2011, an increase of $441,000 or 42%.  The incremental operating income associated with our acquisition of CareCentric in April 2011 and improved performance by JAC contributed to the increase in net income.

Liquidity and Capital Resources

As of September 30, 2011, Mediware had cash and cash equivalents of $34,801,000 compared to $29,987,000 at June 30, 2011.  A portion of the Company’s cash and cash equivalents resides outside of the United States.  Repatriation of these funds could be negatively impacted by taxes.  Working capital was $27,133,000 and $24,745,000 at September 30, 2011 and June 30, 2011, respectively.  The current ratio was 2.0 and 1.9 at September 30, 2011 and June 30, 2011, respectively.  Other than deferred tax liabilities, the Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $6,103,000 during the first quarter of fiscal year 2012 compared to $2,111,000 during the same quarter a year ago.  The increase in cash provided by operating activities is primarily due to increased net income and changes in working capital.

Cash used in investing activities was $1,031,000 during the first quarter of fiscal year 2012 compared to $1,734,000 during the same quarter a year ago.  The decrease in cash used in investing activities is primarily attributable to the decrease in software costs capitalized in the first quarter of fiscal 2012 compared to the same period in fiscal 2011.

Cash used in financing activities was $119,000 during the first quarter of fiscal 2012 compared to cash used in financing activities of $102,000 during the same period of fiscal 2011.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements.  We expect that future cash requirements will principally be for capital expenditures, working capital requirements, stock repurchases and other strategic initiatives.  We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital needs, any future share repurchases, and other cash requirements at least through the end of fiscal 2012.

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

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 12% and 10% of Mediware’s consolidated revenue in the three months ended September 30, 2011 and 2010, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into United States dollars affects period-over-period comparability of operating results.  Any foreign currency impact of translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our results for the three months ended September 30, 2011 and September 30, 2010 were negatively impacted by a $6,000 and $1,000 foreign currency movement, respectively. These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.

There were no changes in Mediware’s internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.    Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table lists Mediware’s share repurchases during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

September 2011	18,948	(2)	$12.305	(2)	--	$--

Total	18,948		$12.305		--	$3,815,000

(1)  The Board of Directors approved a share repurchase program on February 6, 2008, and modified it in October 2008, to authorize Mediware to purchase up to $7.318 million of its Common Stock, at times and prices that the President and Chief Executive Officer or Chief Financial Officer of the Company determine to be appropriate.  The program has no expiration date, and Mediware has no obligation to purchase shares under the program.  Since inception, 590,000 shares were repurchased and placed in treasury under this program.  No shares were repurchased during the quarter ended September 30, 2011 under this program.
(2)  Shares purchased were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

ITEM 6.      EXHIBITS

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

November 2, 2011	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

November 2, 2011	/s/ MICHAEL MARTENS
Date	MICHAEL MARTENS
CHIEF FINANCIAL OFFICER