Form 10-Q
period 2011-12-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2012-02-07
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 2, 2012, there were 8,189,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.
RDGPreambleEnd

MEDIWARE INFORMATION SYSTEMS, INC.

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS
RDGXBRLParseBegin
MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	December 31,	June 30,
	2011	2011
ASSETS
Current Assets
Cash and cash equivalents	$35,809	$29,987
Accounts receivable (net of allowance of $1,678 and $1,434)	14,165	19,831
Inventories	810	408
Deferred income taxes	946	866
Prepaid expenses and other current assets	1,466	1,302
Total current assets	53,196	52,394

Fixed assets, net	1,290	1,060
Capitalized software costs, net	13,393	12,909
Goodwill, net	13,327	13,587
Other intangible assets, net	5,930	6,774
Other long-term assets	135	86
Total assets	$87,271	$86,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	1,531	1,134
Deferred revenue	18,936	20,975
Income taxes payable	85	757
Accrued expenses and other current liabilities	3,415	4,783
Total current liabilities	23,967	27,649

Deferred income taxes	4,483	4,189
Total liabilities	28,450	31,838

Stockholders' Equity
Common stock, $.10 par value; authorized 25,000,000 shares; 8,818,000 and 8,693,000 shares issued as of December 31, 2011 and June 30, 2011, respectively	882	869
Additional paid-in capital	37,078	36,069
Treasury stock, 629,000 and 608,000 shares at December 31, 2011 and June 30, 2011, respectively	(3,956)	(3,698)
Retained earnings	25,197	21,971
Accumulated other comprehensive loss	(380)	(239)
Total stockholders' equity	58,821	54,972
Total Liabilities and Stockholders' Equity	$87,271	$86,810

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Revenue
System sales	$3,796	$3,343	$8,186	$6,234
Services	11,825	9,900	22,888	19,539

Total revenue	15,621	13,243	31,074	25,773

Cost and Expenses
Cost of systems (1)	837	458	1,588	908
Cost of services (1)	4,365	3,788	8,756	7,503
Amortization of capitalized software costs	1,071	1,134	2,144	2,260
Software development costs	1,335	850	2,965	1,748
Selling, general and administrative	5,400	4,991	10,761	9,608

Total costs and expenses	13,008	11,221	26,214	22,027

Operating income	2,613	2,022	4,860	3,746

Net interest and other income (expense)	1	(29)	5	(41)

Income before income taxes	2,614	1,993	4,865	3,705
Income tax provision	(881)	(258)	(1,639)	(918)

Net income	1,733	1,735	3,226	2,787

Other comprehensive (loss) income
Foreign currency translation adjustment	(44)	(72)	(141)	76

Comprehensive income	$1,689	$1,663	$3,085	$2,863

Net income per Common Share
Basic	$0.21	$0.22	$0.40	$0.35
Diluted	$0.21	$0.21	$0.39	$0.34

Weighted Average Common Shares Outstanding
Basic	8,164	8,015	8,139	7,997
Diluted	8,380	8,163	8,340	8,146

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Stock	Earnings	Income (Loss)	Total
Balance at June 30, 2011	8,693	$869	$36,069	$(3,698)	$21,971	$(239)	$54,972
Exercise of stock options	45	$5	$277				282
Issuance of common stock on vesting of restricted shares	75	7	(7)				-
Stock issued as bonus	5	1	53				54
Repurchase of common stock (21 shares)				(258)			(258)
Stock based compensation expense			572				572
Tax benefit related to stock-based compensation			114				114
Foreign currency translation adjustment						(141)	(141)
Net income					3,226		3,226
Balance at December 31, 2011	8,818	$882	$37,078	$(3,956)	$25,197	$(380)	$58,821
(Unaudited)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Six Months Ended
	December 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$3,226	$2,787
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	3,277	3,184
Gain on disposal of fixed assets	-	3
Stock based compensation expense	572	748
Deferred tax provision	214	209
Provision for doubtful accounts	384	405
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,195	(89)
Inventories	(405)	43
Prepaid expenses and other assets	(220)	(179)
Accounts payable, accrued expenses and advances from customers	(3,354)	(2,202)
Net cash provided by operating activities	8,889	4,909

Cash Flows From Investing Activities
Acquisition of fixed assets	(524)	(157)
Capitalized software costs	(2,630)	(3,185)
Acquisition of businesses, net of cash acquired	151	(1,500)
Net cash used in investing activities	(3,003)	(4,842)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	282	-
Excess tax benefits from exercise of stock options and vesting of restricted stock	114	93
Repurchase of common stock	(258)	(195)
Net cash provided by (used in) financing activities	138	(102)

Foreign currency translation adjustments	(202)	110

Net change in cash and cash equivalents	5,822	75
Cash and cash equivalents at beginning of period	29,987	23,340
Cash and cash equivalents at end of period	$35,809	$23,415

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,985	$1,220

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

The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.  Certain costs previously included within cost of system sales are included within cost of services for the periods ended December 31, 2011.  Prior periods have been reclassified to conform to current period presentation.

The condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States (GAAP). These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three and six months ended December 31, 2011 and 2010, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

As of December 31, 2011, the Company has repurchased a total of 590,000 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program, excluding the transaction described below.  As of December 31, 2011, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

The Company permits a net exercise for certain equity-based awards made to employees and directors.  During the six months ended December 31, 2011 and 2010, 21,096 and 18,675 shares of Common Stock with a fair value of $258,000 and $195,000, respectively, were surrendered in order to satisfy statutory tax withholding obligations in connection with the vesting of a stock-based compensation awards.  These surrenders were accounted for as repurchases of common stock but are not part of our Share Repurchase Program.

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

The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets, the Company uses techniques including an income approach, a market approach, and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock of reasonably comparable companies are trading in the public market, or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

5.     ACQUISITIONS

CareCentric, Inc.
On April 11, 2011, Mediware acquired certain assets of the home medical equipment, home health, home infusion, and billings and collections business of CareCentric National LLC (“CareCentric”).

The acquisition expands Mediware’s position in the Alternate Care Solutions (ACS) market.  The CareCentric business has been integrated with Mediware’s existing ACS business line.

The purchase price paid for CareCentric consisted of an initial purchase price of $3,000,000, of which $2,084,000 was paid in cash.   The Company has recorded total working capital adjustments of $1,067,000 and received $151,000 from the seller as part of the final working capital adjustment.  The Company incurred $27,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the CareCentric operations are included in the accompanying financial statements from the date of acquisition.

The Company has accounted for the CareCentric transaction as a business acquisition under applicable accounting guidance.  The assets acquired and liabilities assumed of CareCentric were recorded as of the acquisition date, at their respective fair values.  The preparation of the valuation required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be reasonable.

The following summarizes the assets acquired and liabilities assumed at the acquisition date, net of cash acquired (in thousands):

Purchase Price Allocation
Intangible assets subject to amortization	$2,707
Goodwill	371
Accounts receivable	1,041
Prepaid expenses and inventory	82
Accounts payable	(120)
Deferred revenue	(2,148)
Total purchase price	$1,933

Details of acquired intangibles and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$1,302	5.0 years	35.0%
Customer relationships	997	5.0 years	35.0%
Customer relationships	371	6.0 years	22.5%
Customer Backlog	26	1 month	22.5%
Tradename	11	4.0 years	35.0%
	$2,707

Goodwill	$371

The Company valued the purchased technology, customer relationships, contracted backlog and tradename using the excess earnings method of the income approach. Utilizing this approach, the Company projected revenue and related expenses. These projected income amounts were then reduced by the return on contributory assets and discounted to present value. This method requires the use of certain estimates, including revenue growth rates, technology replacement rates, customer attrition, expenses, contributory asset charges and discount rates. Based on this methodology the Company assigned the value of purchased technology at $1,302,000. The Company will amortize this amount over the estimated useful life of five years.

Goodwill is expected to be deductible for tax purposes.

Proforma information for the acquisition of CareCentric has not been presented as the acquisition is not significant.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at December 31, 2011 and June 30, 2011 was $13,327,000 and $13,587,000, respectively.  The change in goodwill is attributable to finalizing the working capital position of the April 2011 acquisition of CareCentric.

Other Intangible Assets

The carrying amount of other intangible assets as of December 31, 2011 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$3,234	$(1,286)	$1,948	3.0
Customer relationships	6,251	(2,279)	3,972	3.8
Customer backlog	184	(184)	-	-
Non-compete agreements	124	(123)	1	-
Tradename	11	(2)	9	3.3
	$9,804	$(3,874)	$5,930

Amortization expense for other intangible assets amounted to $422,000 and $844,000 for the three and six months ended December 31, 2011, and $296,000 and $613,000 for the three and six months ended December 31, 2010.  The following represents the expected amortization in future periods (in thousands):

Fiscal	Expected
Year	Amortization
2012 (Remainder)	$833
2013	1,581
2014	1,499
2015	1,240
2016	730
Thereafter	47
$5,930

7.     STOCK BASED COMPENSATION

The aggregate noncash stock based compensation expense totaled $275,000 and $338,000 for the three months ended December 31, 2011 and 2010, respectively, and $572,000 and $748,000 for the six months ended December 31, 2011 and 2010, respectively.

Stock Based Plans

The Company's 2011 Equity Incentive Plan, approved by the shareholders in December 2011, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who render services to the Company as consultants, advisors or independent contractors are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  As of December 31, 2011, there were 2,000,000 shares available for issuance under this Plan.

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provided additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company, directors, and persons who rendered services to the Company as consultants, advisors or independent contractors were eligible to receive grants under this plan.  The number of shares that could be issued under this plan is 2,000,000 but use of the plan for new awards ceased upon the adoption of the 2011 Equity Incentive Plan.  Awards outstanding under the Plan were not affected.  Shares were issued as incentive stock options, nonqualified stock options, or restricted common stock.  Options may have a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provided that a maximum of 1,700,000 shares could be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock could only be granted as option awards.  As of December 31, 2011 no shares were available for issuance under this Plan.

The Company permits net share exercises of certain awards made to employees and directors.  Shares reacquired under net share exercises are included within treasury stock.

Restricted Common Stock Awards

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vested over a three-year period based upon the continued employment of the key employee.  With respect to the Time-Based Shares, the Company recorded compensation expense of $1,000 and $2,000 for the three and six months ended December 31, 2010, respectively.  There was no compensation expense related to the Time-Based-Shares in the three or six months ended December 31, 2011, and all compensation expense related to the shares has been recognized.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of Director Shares granted is determined based upon the fair market value of the Company’s stock on the first trading day of each calendar year.  The Director Shares vest on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to the Director Shares of $17,000 for each of the three months ended December 31, 2011 and 2010, and $35,000 for each of the six months ended December 31, 2011 and 2010.  The Director Shares will result in compensation expense in future periods of up to $35,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “2008 Enhanced Performance Shares”).  The 2008 Enhanced Performance Shares vested partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  The Company recorded no compensation expense related to the 2008 Enhanced Performance Shares for the three months ended December 31, 2010 and compensation expense of $60,000 and for the six months ended December 31, 2010.  There was no compensation expense related to the 2008 Enhanced Performance Shares in the three or six months ended December 31, 2011, and all compensation expense related to the shares has been recognized.

During fiscal 2010, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company will grant up to a total of 168,750 restricted shares of common stock (the “2010 Enhanced Performance Shares”) in three annual tranches.  The 2010 Enhanced Performance Shares vest upon both continued employment and upon the achievement of certain performance goals.  Each tranche is deemed to be granted upon the annual establishment of the performance criteria.  Through year end June 30, 2011, the Company had granted 75,000 2010 Enhanced Performance Shares. There were no 2010 Enhanced Performance Shares granted in the three months ended December 31, 2011 or 2010, and in each of the six months ended December 31, 2011 and 2010 the Company granted 37,500 2010 Enhanced Performance Shares.  In the three and six months ended December 31, 2011 the Company recorded compensation expense related to the 2010 Enhanced Performance Shares of $159,000 and $318,000, respectively.  In the three and six months ended December 31, 2010 the Company recorded compensation expense related to the 2010 Enhanced Performance Shares of $130,000 and $259,000, respectively.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. At December 31, 2011, the first tranche of 2010 Enhanced Performance Shares had fully vested and all related compensation expense had been recognized. The second tranche of 56,250 shares awarded under the 2010 Enhanced Performance Shares may result in compensation expense in future periods of up to $291,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  Also under the terms of these agreements, the Company will grant up to a total of 56,250 restricted shares of common stock (the “Market Condition Shares”) in three annual tranches.  The Market Condition Shares vest upon the achievement of certain market condition criteria and the continued employment of the key employees.  Following the grants of the initial tranches, each tranche of the Market Condition Shares is deemed to be granted upon the annual reset of the market condition criteria. There were no Market Condition Shares granted in the three months ended December 31, 2011 or 2010, and in each of the six months ended December 31, 2011 and 2010 the Company granted 18,750 2010 Enhanced Performance Shares.  For the three and six months ended December 31, 2011 the Company recorded $20,000 and $41,000, respectively, of compensation expense related to the Market Condition Shares.  For the three and six months ended December 31, 2010 the Company recorded $21,000 and $39,000, respectively, of compensation expense related to the Market Condition Shares.  At December 31, 2011, the first tranche of Market Condition Shares had fully vested and all related compensation expense had been recognized.  The second tranche of 18,750 shares awarded as Market Condition Shares may result in compensation expense in future periods of up to $38,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

 A summary of nonvested share activity for the six months ended December 31, 2011, is presented below (share amounts in thousands):

	Market Condition Shares	Weighted Average Grant Date Fair Value	2010 Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2011	25	$4.72	75	$9.84
Granted	13	4.04	37	10.97
Canceled or forfeited	-	-	-	-
Vested	(19)	4.55	(56)	9.11
Nonvested at December 31, 2011	19	$4.43	56	$11.32

The foregoing information does not reflect any shares that are deemed not granted as described above.

The fair value of the restricted shares is determined based on the average trading price of the Company’s shares on the grant date, except for the fair value of the Director Shares which is determined based on the average trading price of the Company’s shares as of the first trading day of each calendar year, pursuant to the directors’ compensation plan and the Market Condition Shares which were valued by an outside party to take into account the market condition criteria.

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Risk-free interest rates	-	-	-	1.70%
Expected option life in years	-	-	-	2.5
Expected stock price volatility	-	-	-	54%
Expected dividend yield	-	-	-	0%

There were no stock options granted in the three or six months ended December 31, 2011.

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

The following table sets forth summarized information concerning the Company's stock options as of December 31, 2011 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	823	$8.75
Granted	-	-
Exercised	(55)	7.13
Forfeited or expired	(22)	9.79
Outstanding at December 31, 2011	746	$8.84	3.4	$2,814
Options exercisable at December 31, 2011	451	$9.14	3.5	$1,581
Nonvested at December 31, 2011	295	$8.39	3.2	$1,233

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from the options exercised under all stock-based payment arrangements for the six months ended December 31, 2011 was $282,000.  In the six months ended December 31, 2011, 17,000 options were exercised on a net issuance basis so that the number of shares issued to the award recipient was reduced and no cash was received by the Company.  There were no stock options exercised in the six months ended December 31, 2010.    The aggregate intrinsic value of options exercised during the six months ended December 31, 2011 was $328,000.  Historically, the Company has issued new shares upon the exercise of stock options.

For the six months ended December 31, 2010 the weighted average fair value at date of grant for options granted was $4.12 per option.  The Company recorded $79,000 and $169,000 of compensation expense for stock options for the three months ended December 31, 2011 and 2010, respectively, and $179,000 and $353,000 for the six months ended December 31, 2011 and 2010, respectively.

Estimated future stock-based compensation expense relating to outstanding stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2012 (remainder)	$149
2013	161
2014	64
2015	5
2016	-
Total estimated future stock-based compensation expense	$379

The following table presents information relating to stock options at December 31, 2011 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 0.00 - $ 4.49	10	$3.89	1.8	10	$3.89
$ 4.50 - $ 7.49	274	$6.60	3.8	182	$6.61
$ 7.50 - $ 8.99	118	$8.86	3.3	29	$8.86
$ 9.00 - $ 10.49	207	$9.55	3.5	113	$9.88
$ 10.50 - $11.99	20	$11.19	4.5	-	$0.00
$12.00 - $13.49	87	$12.56	2.5	87	$12.56
$13.50 - $14.99	30	$13.73	2.1	30	$13.73
	746			451

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

As of December 31, 2011, as required by accounting guidance, the Company’s unrecognized tax benefits totaled $543,000.  Accrued interest and penalties at December 31, 2011 amounted to $186,000.  The Company recognizes accrued interest and penalties in income tax expense.

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

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Medication Management Systems:
System sales	$1,937	$1,982	$3,791	$3,903
Services	5,551	4,663	10,988	9,319
Billing and collections	1,073	1,035	2,173	2,040
	8,561	7,680	16,952	15,262

Blood and Biologics Management Systems:
System sales	1,666	1,275	3,949	2,182
Services	4,753	3,762	8,787	7,310
	6,419	5,037	12,736	9,492

Performance Management Systems
System sales	193	86	446	149
Services	292	258	620	510
	485	344	1,066	659

Perioperative Management Systems
System sales	-	-	-	-
Services	156	182	320	360
	156	182	320	360

Total	$15,621	$13,243	$31,074	$25,773

Billing and collections revenue is generated from the acquired assets of ARI and to a lesser extent, certain assets of CareCentric.

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Revenue from Unaffiliated Customers:
United States	$14,148	$11,265	$27,806	$22,594
United Kingdom	1,473	1,978	3,268	3,179
Total	$15,621	$13,243	$31,074	$25,773

Net Income (Loss):
United States	$1,718	$1,347	$3,047	$2,429
United Kingdom	15	388	179	358
Total	$1,733	$1,735	$3,226	$2,787

	Ended December 31,
	2011	2010
Identifiable Assets:
United States	$79,859	$63,047
United Kingdom	7,412	6,443
Total	$87,271	$69,490

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

Mediware is currently working with a longstanding vendor of third-party software regarding the amounts invoiced by the vendor to Mediware for its use of the vendor’s product.  The vendor prices its software licenses on a per-unit basis.  The vendor is investigating whether it should have priced the software licensed to Mediware on a basis different than the vendor has invoiced Mediware over the past several years, which could result in additional required payments to the vendor.  Although the vendor’s initial demands were substantially greater, during the second fiscal quarter Mediware and the vendor engaged in preliminary settlement discussions. Based on those discussions, Mediware has estimated a range of possible loss of $0.1 to $0.7 million related to this issue.  Management and the vendor have agreed on an insignificant portion of the vendor’s position. Mediware has accrued $0.2 million related to this issue at December 31, 2011.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is greater than its carrying amount, performing the current two-step impairment test is not required. The guidance also includes a number of events and circumstances that an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity has not yet issued financial statements for the most recent annual or interim period, provided the entity has not yet performed its annual impairment test. We do not expect this guidance to have a material impact on our financial statements.

12.     SUBSEQUENT EVENTS

The Company has performed its subsequent events review through the filing of these financial statements.

On January 3, 2012, the Company acquired substantially all of the assets, excluding certain contracts, of St. Louis-based Transtem, LLC, a provider of software that manages the collection and transplantation of adult stem cells in cellular-based therapies and medical research in a growing field that includes cancer treatment and regenerative medicine. The acquisition expands Mediware’s blood management software product and service offerings.  The Company paid $0.7 million of cash and assumed related working capital and project related backlog. The purchase price allocation has not yet been determined, but is not expected to be material to Mediware’s financial statements.  The acquired business will be included with the results of the Company from the effective date of the acquisition, January 3, 2012.
RDGXBRLParseEnd

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of December 31, 2011, the related condensed consolidated statements of operations and comprehensive income for the three and six month periods ended December 31, 2011 and 2010, and the related condensed consolidated statement of stockholders’ equity for the six month periods ended December 31, 2011 and cash flows for the six month periods ended December 31, 2011 and 2010.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated September 6, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2011 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

EisnerAmperLLP
New York, New York

February 6, 2012

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

Mediware Information Systems, Inc. (including its subsidiaries, Mediware or the Company) is a New York corporation incorporated in 1970 with its corporate headquarters at 11711 West 79th Street, Lenexa, Kansas.  The Company maintains an Internet website at www.mediware.com, at which information filed with or furnished to the Securities Exchange Commission under the Securities Exchange Act of 1934 can be obtained under “Investor Relations” without charge as soon as reasonably practicable after such documents have been filed or furnished with the SEC.  The Company may post at its website additional information important to its shareholders and to potential investors.  Information on or linked to the Company website is not incorporated by reference into this Quarterly Report on Form 10-Q.  Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

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

During the fiscal year ended June 30, 2011, Mediware contracted with third parties to provide the LifeTrak®, InSight performance management software, HCLL, KnowledgeTrak and related services to the U.S. Military Health Service (MHS).  The contracts included substantial upfront payments, many of which have already been made.  Performance of these projects is currently expected to extend through fiscal 2012.  These contracts are being accounted for using the percentage of completion method, which in this case requires us to recognize revenue based upon the ratio of the effort completed during the reporting period compared to our estimate of the total effort required to complete the project.

Blood and Biologics Management Products

Our flagship blood transfusion product is the HCLL™ transfusion software.  We also provide our hospital customers HCLL donor software for use in hospital-based donor centers.  In early fiscal year 2008, we announced our new BloodSafe™ suite of products.  As of December 31, 2011, BloodSafe is licensed for use at 14 facilities.

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

During the quarter ended December 31, 2011, Mediware completed its response to FDA comments received during the fourth quarter of fiscal 2011 as part of the FDA’s latest Quality Systems Regulation evaluation of our 510(k) cleared software and related processes.  In connection with the comment resolution process, Mediware notified its customers during the first quarter of fiscal 2012 that HCLL Donor and Transfusion software and the LifeTrak Donor software would need to be updated more frequently.  The company expects its services backlog to increase as a result, and the services provided should be extended under rates and terms consistent with the Company's overall professional services.

In June 2008, we released BiologiCare™, our first generation bone, tissue and cellular product tracking software.  With the introduction of BiologiCare, we believe we are positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with our HCLL software or operate on a stand-alone basis.  As of December 31, 2011, BiologiCare is licensed for use at three facilities.

In addition to our license of blood and biologics management software, we generate revenue from professional services and post-contract support.  These ongoing support contracts accounted for 39% and 49% of the total revenue from blood and biologics management operations in the six months ended December 31, 2011 and 2010, respectively.

Medication Management Products

Mediware’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx®.  We also offer MediCOE, a physician order entry module, and MediMAR®, a nurse point of care administration and bedside documentation module, that are fully integrated with the WORx software.  An acquisition in November 2008 expanded our product offering by adding Ascend, a solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  To expand our capabilities and address a new industry mandate, we introduced MediREC in March 2007.  As of December 31, 2011, MediREC was licensed for use at 13 customer sites.

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

We generate revenue from medication management software sales, professional services and post-contract support.  Support contracts have accounted for 52% and 48% of the total revenue from medication management operations in the six months ended December 31, 2011 and 2010, respectively.

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

Our United Kingdom operating business is JAC Computer Services, Ltd. (JAC).  JAC’s product offering includes its Pharmacy Management system and Electronic Prescribing module.  The Electronic Prescribing module has been installed in approximately twenty U.K. customer sites as of December 31, 2011.  The installed base of the Company’s Pharmacy Management system product includes approximately 50% of the trusts within National Health Service (NHS).

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

Performance Management Products

Mediware’s performance management product is the InSight software system. The InSight system is a business and clinical intelligence software package used in more than 100 hospitals at December 31, 2011.  We generate revenue from InSight software sales, professional services and post-contract support.  Support contracts accounted for 46% and 60% of total performance management revenues in the six months ended December 31, 2011 and 2010, respectively.

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

While Mediware does not believe that it has benefited materially from these government initiatives and may see longer sales cycles as a result of the programs, the Company believes that the additional government spending on healthcare information technology and other health reform legislation will stimulate spending across a broad range of healthcare information technology projects. Over time we expect these initiatives to create new opportunities, to expand the use of Mediware solutions and to have a positive impact on the Company.  WORx has been certified so that our customers receive the full benefit of the HITECH Act.  Mediware sought certification during fiscal 2011 for Ascend and hopes that this product will be similarly certified before the end of fiscal 2012.  If we fail to achieve the appropriate certification standards, the Company could face adverse consequences as its customers look to other certified vendors.  However, we do not believe that Ascend system sales through the second quarter of fiscal 2012 have been adversely affected by the absence of certification.

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

Our business strategy includes the possibility of growth through acquisitions and other corporate transactions.  We consummated one strategic acquisition following the close of the quarter ended December 31, 2011, one strategic acquisition in fiscal 2011, three strategic acquisitions in fiscal 2010 and two strategic acquisitions in fiscal 2009.  We believe that the acquisitions are an effective means to grow our business when existing products experience little growth.  We also believe that these acquisitions offer good return on investment.  There can be no assurance that we will be able to identify future strategic partners or reach mutually agreeable terms for a transaction if any such partners are identified.

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

Results of Operations for the Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

Total revenue for the second quarter of fiscal 2012 was $15,621,000 compared to $13,243,000 in the second quarter of fiscal 2011, an increase of $2,378,000, or 18%.  This increase reflects incremental revenues from our ACS business acquired in April 2011 and increased system sales and service revenue for blood and biologics management products, partially offset by a decrease in revenue from JAC.  Blood and biologics management products and services recorded total revenue of $6,419,000 in the second quarter of fiscal 2012, representing an increase of $1,382,000, or 27%, compared to $5,037,000 in the same quarter of fiscal 2011.  Medication management products and services total revenue increased 11%, or $881,000 to $8,561,000 in the second quarter of fiscal 2012 compared to $7,680,000 in the same quarter of fiscal 2011. JAC’s contribution to total revenue of medication management products and services was $1,473,000 in the second quarter of fiscal 2012, representing a decrease of $505,000, or 26%, compared to $1,978,000 in the same quarter of fiscal 2011.  Performance management products and services recorded total revenue of $485,000 in the second quarter of fiscal 2012, representing an increase of $141,000 or 41% compared to $344,000 in the same quarter of fiscal 2011.

System sales revenue, which includes proprietary and third party software licenses, hardware sales revenue and subscription revenue, amounted to $3,796,000 for the second quarter of fiscal 2012, an increase of $453,000 or 14% compared to $3,343,000 of system sales reported in the second quarter of fiscal 2011.  System sales revenue for blood and biologics management products was $1,666,000 for the second quarter of fiscal 2012, an increase of $391,000, or 31%, compared to $1,275,000 in the same quarter of fiscal 2011.  This increase is primarily attributable to HCLL license fees, including software purchased by the U.S. Military Health Service (“MHS”).  System sales for the medication management products decreased $45,000, or 2% to $1,937,000 in the second quarter of fiscal 2012 compared to $1,982,000 in the same period of fiscal 2011.  This decrease is primarily due to lower JAC system sales revenue, and fewer WORx and Ascend system sales.  These decreases were partially offset by an increase in ACS system sales.   JAC recorded system sales of $232,000 for the second quarter of fiscal 2012, representing a decrease of $655,000, or 74%, compared to $887,000 reported for the same quarter in fiscal 2011.  Despite lower system sales in the second quarter, we believe that the JAC business continues to be well positioned in its market as a result of its direct relationships with hospitals and trusts throughout the country.   Performance management system sales were $193,000 for the second quarter of fiscal 2012 compared to $86,000 in the second quarter of fiscal 2011.

Service revenue, which includes post contract support revenues, implementation services, maintenance services, including our “maintenance plus” program, reimbursable travel costs, and promotional services increased $1,925,000, or 19%, to $11,825,000 in the second quarter of fiscal 2012 compared to $9,900,000 for the same quarter in fiscal 2011.   Service revenue for the blood and biologics management products totaled $4,753,000 for the second quarter of fiscal 2012, representing an increase of $991,000 or 26%, compared to $3,762,000 in the second quarter of fiscal 2011.   The increase primarily reflects implementation revenue for our HCLL software related to the project with the MHS.  Service revenue for the medication management products increased $926,000, or 16%, to $6,624,000 in the second quarter of fiscal 2012 compared to $5,698,000 for the same quarter of fiscal 2011.  This increase reflects incremental revenues from our ACS business acquired in April 2011, partially offset by lower services revenues from the WORx product line.  Service revenue for JAC increased $150,000, or 14%, to $1,241,000 in the second quarter of fiscal 2012 compared to $1,091,000 in the second quarter of fiscal 2011.  Service revenue for performance management products amounted to $292,000 for the second quarter of fiscal 2012 compared to $258,000 for the same period in fiscal 2011.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $379,000, or 83%, to $837,000 in the second quarter of fiscal 2012 as compared to $458,000 in the same quarter in fiscal 2011.  The gross margin, excluding amortization of capitalized software costs, on system sales was 78% in the second quarter of fiscal 2012 compared to 86% in the same quarter in fiscal 2011.  The decrease in gross margin is primarily due to an increase in the sale of lower margin third party products including hosting services and third party software during the second quarter of fiscal 2012 compared to the same period in fiscal 2011.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $577,000, or 15%, to $4,365,000 in the second quarter of fiscal 2012 as compared to $3,788,000 in the same quarter of fiscal 2011.  The increase in cost of services is primarily attributed to incremental costs associated with our ACS business acquired in April 2011.  Gross margin on service revenue was 63% for the second quarter of fiscal 2012 compared to 62% for the second quarter of fiscal 2011.

Amortization of capitalized software decreased $63,000 or 6%, to $1,071,000 in the second quarter of fiscal 2012 compared to $1,134,000 in the second quarter of fiscal 2011.  The decrease occurred as past software development efforts became fully amortized. We anticipate that amortization costs will remain largely flat for the remainder of fiscal 2012 compared to the remainder of fiscal 2011 provided Mediware’s capitalization and cash expenditures for the remainder of fiscal 2012 continue at substantially the same rates as the comparable fiscal 2011 period.

Total expenditures for software development, including the capitalized portion, were $3,018,000 in the second quarter of fiscal 2012 compared to $2,412,000 in the second quarter of fiscal 2011, an increase of $606,000, or 25%.  This increase is due largely to incremental costs associated with our ACS business acquired in April 2011.   Software development costs not subject to capitalization increased $485,000, or 57%, to $1,335,000 in the second quarter of fiscal 2012 compared to $850,000 in the second quarter of fiscal 2011.  The increase was due to a shift in the mix and timing of projects subject to capitalization. The Company expects to maintain its current investment in product development products in the near term.

Selling, general and administrative (SG&A) expenses include marketing and sales salaries, commissions, travel and advertising expenses and acquired intangibles amortization.  Also included is bad debt expense; legal, accounting and professional fees and reserves; administrative salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses increased $409,000, or 8%, to $5,400,000 in the second quarter of fiscal 2012 compared to $4,991,000 in the second quarter of fiscal 2011.  This increase is primarily due to incremental costs associated with our ACS business acquired in April 2011 and accrued expenses related to a dispute between Mediware and one of its vendors.

Income tax expense increased to $881,000 in the second quarter of fiscal 2012 compared to $258,000 in the same quarter of fiscal 2011.  During the second quarter of fiscal 2011, the Company recognized tax credits for the full calendar year 2010 as a result of the passage of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which extended the research and development credits to calendar years 2010 and 2011.  Higher operating income in the second quarter of fiscal 2012 also contributed to the increase.

Net income remained relatively flat in the second quarter of fiscal 2012 at $1,733,000, compared to $1,735,000 during the second quarter of fiscal 2011.  The incremental operating income associated with blood and biologics management products and services and our acquired ACS business were offset by lower JAC operating income and an increase in income tax expense.

Results of Operations for the Six Months Ended December 31, 2011 as Compared to the Six Months Ended December 31, 2010

Total revenue for the six months ended December 31, 2011 was $31,074,000 compared to $25,773,000 in the same period of fiscal 2011, an increase of $5,301,000 or 21%.  The change in revenue is largely due to increased system sales and services for blood and biologics management products and incremental revenues associated with our ACS business acquired in April 2011, partially offset by lower system sales and services revenues from the WORx product line.  Blood and biologics management products and services recorded total revenue of $12,736,000 during the first six months of fiscal 2012, representing an increase of $3,244,000 or 34% compared to $9,492,000 in the same period of fiscal 2011.  Medication management products and services recorded an increase in total revenue of $1,690,000 or 11% to $16,952,000 in the first six months of fiscal 2012 compared to $15,262,000 in the same period of fiscal 2011 JAC’s contribution to total revenues of medication management products and services revenue was $3,268,000 during the six months ended December 31, 2011, representing an increase of $89,000 or 3%, compared to $3,179,000 in the same period of fiscal 2011.  Performance management products and services recorded total revenues of $1,066,000 in the six months ended December 31, 2011 compared to $659,000 in the same period in fiscal 2011.

System sales revenue amounted to $8,186,000 for the six months ended December 31, 2011, an increase of $1,952,000 or 31%, from $6,234,000 in the same period in fiscal 2011.  System sales revenue for the blood biologics management products were $3,949,000 for the first six months of fiscal 2012, an increase of $1,767,000 or 81%, compared to $2,182,000 in the same period of fiscal 2011.  This increase is primarily attributable to HCLL license fees, including software purchased by the MHS. System sales for the medication management products decreased to $3,791,000 in the first six months of fiscal 2012 compared to $3,903,000 in the same period of fiscal 2011, representing a decrease of $112,000, or 3%. This decrease reflects lower JAC and WORx systems sales, partially offset by incremental revenues associated with the ACS business we acquired in April 2011.  JAC recorded system sales of $854,000 for the six months ended December 31, 2011, representing a decrease of $213,000, or 20%, compared to $1,067,000 reported for the same period in fiscal 2011.  System sales revenue for performance management was $446,000 and $149,000 for the six months ended December 31, 2011 and 2010, respectively.

Service revenue increased $3,349,000, or 17%, to $22,888,000 in the first six months of fiscal 2012 compared to $19,539,000 for the same period in fiscal 2011.  Service revenue for the blood and biologics management products totaled $8,787,000 for the first six months of fiscal 2012 representing an increase of $1,477,000, or 20%, compared to $7,310,000 in the same period of fiscal 2011.  The increase primarily reflects implementation revenue for our HCLL software related to the project with the MHS.  Service revenue for the medication management products increased $1,802,000 or 16% to $13,161,000 in the first six months of fiscal 2012 compared to $11,359,000 for the same period of fiscal 2011.  This increase reflects incremental revenues from our ACS business acquired in April 2011, partially offset by lower services revenues from the WORx product line.   Service revenue for JAC increased $302,000, or 14% to $2,414,000 in the first six months of fiscal 2012 compared to $2,112,000 for the same period in fiscal 2011.  Service revenue for performance management products was $620,000 and $510,000 for the six months ended December 31, 2011 and 2010, respectively.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $680,000, or 75%, to $1,588,000 for the first six months of fiscal 2012 compared to $908,000 in the same period in fiscal 2011.  The gross margin, excluding amortization of capitalized software costs, on system sales was 81% in the first six months of fiscal 2012 compared to 85% in the same period in fiscal 2011.   The decrease in gross margin is primarily due to an increase in the sale of lower margin third party products including hosting services and third party software during the first six months of fiscal 2012 compared to the same period in fiscal 2011.

Cost of services increased $1,253,000, or 17%, to $8,756,000 during the first six months of fiscal 2012 as compared to $7,503,000 in the same period of fiscal 2011.  The increase in cost of services is primarily attributed to incremental costs associated with our ACS business acquired in April 2011. Gross margin on service revenue was 62% for both six month periods.

Amortization of capitalized software decreased $116,000, or 5%, to $2,144,000 in the first six months of fiscal 2012 compared to $2,260,000 in the same period of fiscal 2011.  The decrease occurred as past software development efforts became fully amortized.

Total expenditures for software development, including the capitalized portion, were $5,595,000 in the first six months of fiscal 2012 compared to $4,933,000 in the first six months of fiscal 2011, an increase of $662,000, or 13%.  This increase is due largely to incremental costs associated with our ACS business acquired in April 2011.  Software development costs not subject to capitalization increased $1,217,000, or 70%, to $2,965,000 in the first six months of fiscal 2012 compared to $1,748,000 in the first six months of fiscal 2011.  The increase was due to a shift in the capitalization rate driven by the mix and timing of projects subject to capitalization. The Company expects to maintain its current investment in product development products in the near term.

SG&A expenses increased $1,153,000, or 12%, to $10,761,000 in the first six months of fiscal 2012 compared to $9,608,000 in the same period of fiscal 2011.   This increase primarily reflects incremental costs associated with our ACS business acquired in April 2011 and accrued expenses related to a dispute between Mediware and one of its vendors.

Income tax expense increased to $1,639,000 during the first six months of fiscal 2012 compared to $918,000 in the same period of fiscal 2011.  During the first six months of fiscal 2011, the Company recognized tax credits for the full calendar year 2010 as a result of the passage of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 which extended research and development credits to calendar years 2010 and 2011.  Higher operating income in the first six months of fiscal 2012 also contributed to the increase.

Net income during the first six months of fiscal 2012 was $3,226,000, compared to net income of $2,787,000 during the same period of fiscal 2011, an increase of $439,000, or 16%.  The incremental operating income associated with blood and biologics management products and services and our acquired ACS business was offset by an increase in income tax expense and a decreased rate of capitalization of software development expenditures.

Liquidity and Capital Resources

As of December 31, 2011, Mediware had cash and cash equivalents of $35,809,000 compared to $29,987,000 at June 30, 2011.  A portion of the Company’s cash and cash equivalents resides outside of the United States.  Repatriation of these funds could be negatively impacted by taxes.  Working capital was $29,229,000 and $24,745,000 at December 31, 2011 and June 30, 2011, respectively.  The current ratio was 2.2 at December 31, 2011 compared to 1.9 at June 30, 2011.  Other than deferred tax liabilities, the Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $8,889,000 during the first six months of fiscal year 2012 compared to $4,909,000 during the same period of fiscal 2011.  The increase in cash provided by operating activities is primarily due to changes in working capital.

Cash used in investing activities was $3,003,000 during the first six months of fiscal 2012 compared to $4,842,000 during the same period a year ago.  The decrease in cash used in investing activities is primarily attributable to the decrease in payments for acquisitions and less software costs capitalized in the first six months of fiscal 2012 compared to the same period in fiscal 2011.

Cash provided by financing activities was $138,000 during the first six months of fiscal 2012 compared to cash used in financing activities of $102,000 during the same period of fiscal 2011.  The cash provided by financing activities in the first six months of fiscal 2012 was primarily from stock option exercises and related tax benefits. There were no stock options exercised in the first six months of fiscal year 2011.

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

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 9% and 15% of Mediware’s consolidated revenue for the three months ended December 31, 2011 and 2010, respectively, and 11% and 12% for the six months ended December 31, 2011 and 2010, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our net income for the three and six months ended December 31, 2011 was negatively impacted by a $1,000 and an $8,000 foreign currency movement, respectively.  Our net income for the three months ended December 31, 2010 was negatively impacted by a $5,000 foreign currency movement, and positively impacted for the six months ended December 31, 2010, by a $13,000 foreign currency movement.  These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

There were no changes in Mediware’s internal controls over financial reporting that occurred during the six months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.    Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Certain of our blood management products are subject to FDA review upon their creation, modification affecting safety and soundness and other modifications that are not well defined and are subject to the FDA’s on-going Quality Systems Regulation procedures.  In addition, our facilities and Quality System Regulation procedures are subject to FDA inspection from time to time.  As a part of our most recently completed FDA comment response process, we  notified our customers that our HCLL Donor and Transfusion software and LifeTrak Donor software will need to be updated more frequently, which may have an adverse effect on our relations with these customers.  There can be no assurance that additional actions will not be required by us as a result of future FDA review, which may adversely affect our customer relations or our ability to sell our blood and biologics management products and related services.

Under HITECH, qualifying hospitals can receive payments over a period of approximately four or five years beginning in 2011, based on their use of certified health information technology systems.  Although one of our pharmacy products has received certification under the first stage of HITECH certification standards, another of our pharmacy product has not even though we applied for certification during fiscal 2011.  There will be additional HITECH standards to be satisfied for future certification.  Mediware will need to be able to conform to the new standards as they are developed.  Failure to obtain or maintain certification of any of our pharmacy software products may adversely affect our sales of such products and associated service revenues.

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

As part of our business strategy, we may seek and complete strategic business acquisitions that are complementary to our business.  On January 3, 2012, we acquired substantially all assets of Transtem, a provider of software that manages the collection and transplantation of adult stem cells in cellular-based therapies and medical research.  On April 11, 2011, we acquired certain assets of CareCentric’s home/durable medical equipment, home health, home infusion and billing and collections business.  During the three years ended June 30, 2011, we consummated five other strategic acquisitions.  Acquisitions, such as the Transtem and CareCentric businesses, have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:
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

If we fail to successfully integrate the Transtem, CareCentric or other acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

ITEM 5.	OTHER INFORMATION

On January 24, 2012, the Company announced that Mr. Robert Watkins, 52, will become the Chief Financial Officer of Mediware beginning February 15, 2012.

On February 2, 2012, Mediware and Mr. Watkins entered into an Employment Agreement (the “Agreement”) to reflect the terms and conditions of his employment as Chief Financial Officer with Mediware.  Under the terms of the Agreement, Mr. Watkins will become Chief Financial Officer effective as of February 15, 2012.

The Agreement has an initial three-year term expiring February 15, 2015 and renews for successive one-year periods thereafter.  The Agreement provides for an annual base salary of $180,000 (subject to annual review) and a discretionary bonus of up to 50% of the then-current base salary per year based on Mr. Watkins’ meeting performance criteria established by the Company, subject to the discretion of the Company’s Chief Executive Officer and Board of Directors.  For the period from February 15, 2012 until June 30, 2012, the conclusion of the Company’s current fiscal year, Mr. Watkins will be eligible to receive a discretionary bonus up to 50% of the salary he earned during the portion of the year he is CFO.  He will also be eligible to receive a portion of the discretionary bonus he was eligible to receive based on the portion of the year he served as the Company’s controller.   Mr. Watkins will be entitled to participate in or receive benefits under any and all plans and programs made available to executive employees of the Company generally.  In addition to termination for disability, death or cause, the Agreement may be terminated without cause by the Company with written notice or by Mr. Watkins upon ninety days prior written notice.

Under the Agreement, if the Company terminates Mr. Watkins’ employment without cause, the Company must continue to pay an amount equal to his then current annual salary and provide certain health insurance coverage for the earlier duration of three months after termination or employment at a successor employer. If Mr. Watkins terminates the Agreement without cause, Mr. Watkins will be entitled to receive his annual salary until the date his employment with the Company ends.  If a third party terminates Mr. Watkins due to an acquisition or sale of the Company, the Company will pay Mr. Watkins an amount equal to six months of annual salary at the rate in effect at the date of termination and provide certain health insurance coverage for the earlier duration of six months after termination or employment at a successor employer.

Mr. Watkins has also agreed in the Agreement to a one-year post-termination covenant not-to-compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.

Separately, the Board of Directors granted 30,000 non-qualified stock options under the Company’s 2011 Equity Incentive Plan, which will vest, subject to continued employment with the Company, in equal installments on the first, second, third and fourth anniversaries of February 2, 2012.  Mr. Watkins will receive 25,000 non-qualified performance stock options (the “Performance Options”), under the Company’s 2003 Equity Incentive Plan. Of these Performance Options, up to 8,333 will vest upon the filing of the Company’s Form 10-K with the SEC for the Company’s 2012 fiscal year and up to 8,333 more will vest upon the filing of the Company’s Form 10-K with the SEC for the Company’s 2013 fiscal year.  The remaining 8,334 will vest upon the filing of the Company’s Form 10-K with the SEC for the Company’s 2014 fiscal year.   In each case the vesting of all or a portion of the Performance Options will be subject to Mr. Watkins continued employment with the Company and upon achievement of certain performance criteria determined by the Company’s Chief Executive Officer and the Board of Directors.  All options will have an exercise price equal to the fair market value of a share of Mediware common stock on February 2, 2012 and shall be in effect for five years from the date of grant, subject to vesting.

The foregoing description is qualified in its entirety by reference to the provisions of the Agreement attached to this report as Exhibit 10.5.

ITEM 6.	EXHIBITS

Exhibit 10.1	Mediware Information Systems, Inc. 2011 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 2, 2011.

Exhibit 10.2
Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Non-Qualified Stock Option Award Agreement. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed December 2, 2011.

Exhibit 10.3	Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed December 2, 2011.

Exhibit 10.4
Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Award Agreement.  Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed December 2, 2011.

Exhibit 10.5	Employment Agreement, dated as of February 15, 2015, between Mediware Information Systems, Inc. and Robert Watkins.

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350
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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

February 7, 2012	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

February 7, 2012	/s/ MICHAEL MARTENS
Date	MICHAEL MARTENS
CHIEF FINANCIAL OFFICER