Form 10-Q
period 2012-03-31
MEDIWARE INFORMATION SYSTEMS INC
filed 2012-05-08
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 3, 2012, there were 8,228,000 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

PART I     FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited)
	March 31,	June 30,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$37,406	$29,987
Accounts receivable (net of allowance of $1,887 and $1,434)	14,864	19,831
Inventories	694	408
Deferred income taxes	1,054	866
Prepaid expenses and other current assets	1,376	1,302
Total current assets	55,394	52,394

Fixed assets, net	1,222	1,060
Capitalized software costs, net	13,935	12,909
Goodwill, net	13,327	13,587
Other intangible assets, net	6,300	6,774
Other long-term assets	135	86
Total assets	$90,313	$86,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	1,543	1,134
Deferred revenue	18,259	20,975
Income taxes payable	223	757
Accrued expenses and other current liabilities	4,345	4,783
Total current liabilities	24,370	27,649

Deferred income taxes	4,439	4,189
Total liabilities	28,809	31,838

Stockholders' Equity
Common stock, $.10 par value; authorized 25,000,000 shares; 8,856,000 and 8,693,000 shares issued as of March 31, 2012 and June 30, 2011, respectively	886	869
Additional paid-in capital	37,756	36,069
Treasury stock, 629,000 and 608,000 shares at March 31, 2012 and June 30, 2011, respectively	(3,956)	(3,698)
Retained earnings	27,053	21,971
Accumulated other comprehensive loss	(235)	(239)
Total stockholders' equity	61,504	54,972
Total Liabilities and Stockholders' Equity	$90,313	$86,810

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Revenue
System sales	$5,036	$3,360	$13,222	$9,594
Services	11,821	10,414	34,709	29,953

Total revenue	16,857	13,774	47,931	39,547

Cost and Expenses
Cost of systems (1)	1,418	529	2,999	1,433
Cost of services (1)	4,530	4,044	13,293	11,551
Amortization of capitalized software costs	952	1,112	3,096	3,372
Software development costs	1,479	1,207	4,444	2,955
Selling, general and administrative	6,133	4,654	16,894	14,262

Total costs and expenses	14,512	11,546	40,726	33,573

Operating income	2,345	2,228	7,205	5,974

Net interest and other income (expense)	2	(8)	7	(49)

Income before income taxes	2,347	2,220	7,212	5,925
Income tax provision	(491)	(817)	(2,130)	(1,735)

Net income	1,856	1,403	5,082	4,190

Other comprehensive income, net of tax—
Foreign currency translation adjustment	145	132	4	208

Comprehensive income	$2,001	$1,535	$5,086	$4,398

Net income per Common Share
Basic	$0.23	$0.18	$0.62	$0.52
Diluted	$0.22	$0.17	$0.61	$0.51

Weighted Average Common Shares Outstanding
Basic	8,206	8,015	8,161	8,003
Diluted	8,461	8,220	8,383	8,170

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2011	8,693	$869	$36,069	$(3,698)	$21,971	$(239)	$54,972
Exercise of stock options	83	9	544				553
Issuance of common stock on vesting of restricted shares	75	7	(7)				-
Stock issued as bonus	5	1	53				54
Repurchase of common stock (21 shares)				(258)			(258)
Stock based compensation expense			841				841
Tax benefit related to stock-based compensation			256				256
Foreign currency translation adjustment						4	4
Net income					5,082		5,082
Balance at March 31, 2012	8,856	$886	$37,756	$(3,956)	$27,053	$(235)	$61,504
(Unaudited)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited)
	Nine Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$5,082	$4,190
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	4,830	4,721
Loss on disposal of fixed assets	1	22
Stock based compensation expense	841	1,047
Deferred tax provision	62	92
Provision for doubtful accounts	834	478
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,192	1,013
Inventories	(286)	32
Prepaid expenses and other assets	(123)	(133)
Accounts payable, accrued expenses and advances from customers	(3,336)	980
Net cash provided by operating activities	12,097	12,442

Cash Flows From Investing Activities
Acquisition of fixed assets	(595)	(190)
Capitalized software costs	(4,120)	(4,178)
Acquisition of businesses	(516)	(1,500)
Net cash used in investing activities	(5,231)	(5,868)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	553	-
Excess tax benefits from exercise of stock options and vesting of restricted stock	256	93
Repurchase of common stock	(258)	(195)
Net cash provided by (used in) financing activities	551	(102)

Foreign currency translation adjustments	2	289

Net change in cash and cash equivalents	7,419	6,761
Cash and cash equivalents at beginning of period	29,987	23,340
Cash and cash equivalents at end of period	$37,406	$30,101

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,345	$1,363

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

The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.  Certain costs previously included within cost of system sales are included within cost of services for the periods ended March 31, 2012.  Prior periods have been reclassified to conform to current period presentation.

The condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States (“GAAP”). These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three and nine months ended March 31, 2012 and 2011, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

Options to purchase 55,000 and 110,000 shares of common stock have been excluded from the weighted average shares in the three and nine months ended March 31, 2012, respectively, as their effect was antidilutive.  Options to purchase 217,000 and 371,000 shares of common stock have been excluded from the weighted average shares in the three and nine months ended March 31, 2011, respectively, as their effect was antidilutive.

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

As of March 31, 2012, the Company has repurchased a total of 590,000 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program, excluding the transactions described below.  As of March 31, 2012, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

The Company permits a net exercise for certain equity-based awards made to employees and directors.  During the nine months ended March 31, 2012 and 2011, 21,096 and 18,675 shares of Common Stock with a fair value of $258,000 and $195,000, respectively, were surrendered in order to satisfy statutory tax withholding obligations in connection with the vesting of a stock-based compensation awards.  These surrenders were accounted for as repurchases of common stock but are not part of our Share Repurchase Program.

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

The Company's non-financial assets measured at fair value on a non-recurring basis include assets and liabilities acquired in a business combination, goodwill and intangible assets, and other long-lived assets written down to fair value. To measure fair value for such assets, the Company uses techniques including an income approach, a market approach, and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to an asset, group of assets or a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock of reasonably comparable companies are trading in the public market, or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

5.     ACQUISITIONS

Transtem, LLC
On January 3, 2012, Mediware acquired substantially all of the assets, excluding certain contracts, of St. Louis-based Transtem, LLC (“Transtem”), a provider of software that manages the collection and transplantation of adult stem cells in cellular-based therapies and medical research in a growing field that includes cancer treatment and regenerative medicine. The acquisition expands Mediware’s blood and biologics management software product and service offerings.

The purchase price paid for Transtem consisted of an initial purchase price of $667,000 paid in cash.  The Company incurred insignificant legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the Transtem operations are included in the accompanying financial statements from the date of acquisition.

The Company has accounted for the Transtem transaction as a business acquisition under applicable accounting guidance.  The assets acquired and liabilities assumed of Transtem were recorded as of the acquisition date, at their respective fair values.  The preparation of these estimated fair values required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be consistent with the assumptions that would be considered by market participants.

The following summarizes the assets acquired and liabilities assumed at the acquisition date, net of cash acquired (in thousands):

Purchase Price Allocation
Intangible assets	$830
Revenue in excess of billings	62
Accrued expenses	(225)
Total purchase price	$667

As of March 31, 2012, the Company has not completed the purchase price allocation between the various intangible assets.  Pro forma information for the acquisition of Transtem has not been presented as the acquisition is not significant.

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

The Company has accounted for the CareCentric transaction as a business acquisition under applicable accounting guidance.  The assets acquired and liabilities assumed of CareCentric were recorded as of the acquisition date, at their respective fair values.  The preparation of the valuation required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be consistent with the assumptions that would be considered by market participants.

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

The Company valued the purchased technology, customer relationships, contracted backlog and tradename using the excess earnings method, an income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, technology replacement rates, customer attrition, expenses, contributory asset charges and discount rates.

Goodwill is expected to be deductible for tax purposes.

Pro forma information for the acquisition of CareCentric has not been presented as the acquisition is not significant.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at March 31, 2012 and June 30, 2011 was $13,327,000 and $13,587,000, respectively.  The change in goodwill is attributable to finalizing the working capital position of the April 2011 acquisition of CareCentric.

Other Intangible Assets

The carrying amount of other intangible assets as of March 31, 2012 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$3,982	$(1,483)	$2,499	3.1
Customer relationships	6,333	(2,540)	3,793	3.6
Tradename	11	(3)	8	2.9
	$10,326	$(4,026)	$6,300

Amortization expense for other intangible assets amounted to $459,000 and $1,303,000 for the three and nine months ended March 31, 2012, and $290,000 and $903,000 for the three and nine months ended March 31, 2011.  The following represents the expected amortization in future periods (in thousands):

Fiscal	Expected
Year	Amortization
2012 (Remainder)	$455
2013	1,744
2014	1,662
2015	1,403
2016	893
Thereafter	143
$6,300

7.     STOCK BASED COMPENSATION

The aggregate noncash stock based compensation expense totaled $269,000 and $299,000 for the three months ended March 31, 2012 and 2011, respectively, and $841,000 and $1,047,000 for the nine months ended March 31, 2012 and 2011, respectively.

Stock Based Plans

The Company's 2011 Equity Incentive Plan, approved by the shareholders in December 2011, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company and directors, as well as persons who render services to the Company as consultants, advisors or independent contractors, are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  As of March 31, 2012, there were 1,966,000 shares available for issuance under this plan.

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provided additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company and directors, as well as persons who rendered services to the Company as consultants, advisors or independent contractors, were eligible to receive grants under this plan.  The number of shares that could be issued under this plan was 2,000,000 but use of the plan for new awards ceased upon the adoption of the 2011 Equity Incentive Plan.  Awards outstanding under the plan were not affected.  Shares were issued as incentive stock options, nonqualified stock options, or restricted common stock.  Options may have a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provided that a maximum of 1,700,000 shares could be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock could only be granted as option awards.  As of March 31, 2011 no shares were available for issuance under this Plan.

The Company permits net share exercises of certain awards made to employees and directors.  Shares reacquired under net share exercises are included within treasury stock.

Restricted Common Stock Awards

Beginning in fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to certain key employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vested over a three-year period based upon the continued employment of the key employee.  With respect to the Time-Based Shares, the Company recorded compensation expense of $1,000 and $3,000 for the three and nine months ended March 31, 2011, respectively.  There was no compensation expense related to the Time-Based-Shares in the three or nine months ended March 31, 2012, and all compensation expense related to the shares has been recognized.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of Director Shares granted is determined based upon the fair market value of the Company’s stock on the first trading day of each calendar year.  The Director Shares vest on June 30 of each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to the Director Shares of $18,000 for each of the three months ended March 31, 2012 and 2011, and $52,000 for each of the nine months ended March 31, 2012 and 2011.  The Director Shares will result in compensation expense in future periods of up to $17,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “2008 Enhanced Performance Shares”).  The 2008 Enhanced Performance Shares vested partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  The Company recorded no compensation expense related to the 2008 Enhanced Performance Shares for the three months ended March 31, 2011 and compensation expense of $60,000 and for the nine months ended March 31, 2011.  There was no compensation expense related to the 2008 Enhanced Performance Shares in the three or nine months ended March 31, 2012, and all compensation expense related to the shares has been recognized.

During fiscal 2010, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company will grant up to a total of 168,750 restricted shares of common stock (the “2010 Enhanced Performance Shares”) in three annual tranches.  The 2010 Enhanced Performance Shares vest upon both continued employment and upon the achievement of certain performance goals.  Each tranche is deemed to be granted upon the annual establishment of the performance criteria.  Through year end June 30, 2011, the Company had granted 75,000 2010 Enhanced Performance Shares. There were no 2010 Enhanced Performance Shares granted in the three months ended March 31, 2012 or 2011, and in each of the nine months ended March 31, 2012 and 2011 the Company granted 37,500 2010 Enhanced Performance Shares.  In the three and nine months ended March 31, 2012 the Company recorded compensation expense related to the 2010 Enhanced Performance Shares of $159,000 and $477,000, respectively.  In the three and nine months ended March 31, 2011 the Company recorded compensation expense related to the 2010 Enhanced Performance Shares of $127,000 and $386,000, respectively.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable. At March 31, 2012, the first tranche of 2010 Enhanced Performance Shares had fully vested and all related compensation expense had been recognized. The second tranche of 56,250 shares awarded under the 2010 Enhanced Performance Shares may result in compensation expense in future periods of up to $132,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.  Also under the terms of these agreements, the Company will grant up to a total of 56,250 restricted shares of common stock (the “Market Condition Shares”) in three annual tranches.  The Market Condition Shares vest upon the achievement of certain market condition criteria and the continued employment of the key employees.  Following the grants of the initial tranches, each tranche of the Market Condition Shares is deemed to be granted upon the annual reset of the market condition criteria. There were no Market Condition Shares granted in the three months ended March 31, 2012 or 2011, and in each of the nine months ended March 31, 2012 and 2011 the Company granted 18,750 Market Condition Shares.  For the three and nine months ended March 31, 2012 the Company recorded $21,000 and $62,000, respectively, of compensation expense related to the Market Condition Shares.  For the three and nine months ended March 31, 2011 the Company recorded $21,000 and $60,000, respectively, of compensation expense related to the Market Condition Shares.  At March 31, 2012, the first tranche of Market Condition Shares had fully vested and all related compensation expense had been recognized.  The second tranche of 18,750 shares awarded as Market Condition Shares may result in compensation expense in future periods of up to $17,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

A summary of nonvested share activity for the nine months ended March 31, 2012, is presented below (share amounts in thousands):

	Market Condition Shares	Weighted Average Grant Date Fair Value	2010 Enhanced Performance Shares	Weighted Average Grant Date Fair Value	Directors Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2011	25	$4.72	75	$9.84	-	-
Granted	13	4.04	37	10.97	6	12.73
Canceled or forfeited	-	-	-	-	-	-
Vested	(19)	4.55	(56)	9.11	-	-
Nonvested at March 31, 2012	19	$4.43	56	$11.32	6	12.73

The foregoing information does not reflect any shares that are deemed not granted as described above.

The fair value of the restricted shares is determined based on the average trading price of the Company’s shares on the grant date, except for the fair value of the Market Condition Shares which were valued by an outside party to take into account the market condition criteria.

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Risk-free interest rates	0.42%	-	0.42%	1.70%
Expected option life in years	3.5	-	3.5	2.5
Expected stock price volatility	41%	-	41%	54%
Expected dividend yield	0%	-	0%	0%

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

The following table sets forth summarized information concerning the Company's stock options as of March 31, 2012 (share and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	823	$8.75
Granted	55	13.28
Exercised	(93)	7.16
Forfeited or expired	(45)	8.47
Outstanding at March 31, 2012	740	$9.31	3.3	$4,053
Options exercisable at March 31, 2012	443	$9.16	3.3	$2,490
Nonvested at March 31, 2012	297	$9.53	3.4	$1,563

The exercise price of the options was determined based on the average trading price of the Company’s shares on the grant date for options granted under the Company’s 2003 Equity Incentive Plan.  Under the Company’s 2011 Equity Incentive Plan, the exercise price of the options was determined based on the closing trading price of the Company’s shares on the grant date.

Cash received from the options exercised under all stock-based payment arrangements for the nine months ended March 31, 2012 was $553,000.  In the nine months ended March 31, 2012, 17,000 options were exercised on a net issuance basis so that the number of shares issued to the award recipient was reduced and no cash was received by the Company.  There were no stock options exercised in the nine months ended March 31, 2011.    The aggregate intrinsic value of options exercised during the nine months ended March 31, 2012 was $593,000.  Historically, the Company has issued new shares upon the exercise of stock options.

For the three and nine months ended March 31, 2012 the weighted average fair value at date of grant for options granted was $4.03.  For the nine months ended March 31, 2011 the weighted average fair value at date of grant for options granted was $4.12 per option.  There were no stock options granted in the three months ended March 31, 2011.  The Company recorded $71,000 and $132,000 of compensation expense for stock options for the three months ended March 31, 2012 and 2011, respectively, and $250,000 and $485,000 for the nine months ended March 31, 2012 and 2011, respectively.

Estimated future stock-based compensation expense relating to outstanding stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2012 (remainder)	$100
2013	245
2014	106
2015	23
2016	5
Total estimated future stock-based compensation expense	$479

The following table presents information relating to stock options at March 31, 2012 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 0.00 - $ 4.49	10	$3.89	1.6	10	$3.89
$ 5.00 - $ 7.49	221	$6.51	3.8	182	$6.65
$ 7.50 - $ 8.99	110	$8.85	3.0	21	$8.83
$ 9.00 - $ 10.49	207	$9.55	3.2	113	$9.88
$ 10.50 - $11.99	20	$11.19	4.2	-	$0.00
$12.00 - $13.49	142	$12.84	3.3	87	$12.56
$13.50 - $14.99	30	$13.73	1.8	30	$13.73
	740			443

8.     INCOME TAXES

The Company recorded a provision for income taxes amounting to $491,000 or 21% of income before income taxes for the three months ended March 31, 2012 compared to a provision of $817,000 or 37% of income before income taxes for the three months ended March 31, 2011.  The Company recorded a provision for income taxes amounting to $2,130,000 or 30% of income before income taxes for the nine months ended March 31, 2012 compared to a provision of $1,735,000 or 29% of income before income taxes for the nine months ended March 31, 2011.  The decline in the effective tax rate between the three months ended March 31, 2012 and March 31, 2011 is mainly due to the recognition of additional research and development tax credits and higher benefit from the domestic production activities realized upon the filing of the fiscal year 2011 tax returns.

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

As of March 31, 2012, as required by accounting guidance, the Company’s unrecognized tax benefits totaled $596,000.  Accrued interest and penalties at March 31, 2012 amounted to $206,000.  The Company recognizes accrued interest and penalties in income tax expense.

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

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Medication Management Systems:
System sales	$1,799	$1,466	$5,590	$5,369
Services	5,466	4,615	16,454	13,934
Billing and collections	1,028	990	3,201	3,030
	8,293	7,071	25,245	22,333

Blood and Biologics Management Systems:
System sales	2,981	1,776	6,930	3,958
Services	5,069	4,374	13,856	11,684
	8,050	6,150	20,786	15,642

Performance Management Systems
System sales	256	118	702	267
Services	106	261	726	771
	362	379	1,428	1,038

Perioperative Management Systems
System sales	-	-	-	-
Services	152	174	472	534
	152	174	472	534

Total	$16,857	$13,774	$47,931	$39,547

Billing and collections revenue is generated from the acquired assets of ARI and to a lesser extent, certain assets of CareCentric.  Revenue from one customer represented approximately 23% and 15% of Mediware’s consolidated revenue for the three and nine months ended March 31, 2012, respectively.

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue from Unaffiliated Customers:
United States	$15,122	$12,469	$42,928	$35,063
United Kingdom	1,735	1,305	5,003	4,484
Total	$16,857	$13,774	$47,931	$39,547

Net Income (Loss):
United States	$1,762	$1,472	$4,809	$3,901
United Kingdom	94	(69)	273	289
Total	$1,856	$1,403	$5,082	$4,190

	As of March 31,
	2012	2011
Identifiable Assets:
United States	$80,560	$68,374
United Kingdom	9,753	7,894
Total	$90,313	$76,268

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

Mediware is currently working with a longstanding vendor of third-party software regarding the amounts invoiced by the vendor to Mediware for its use of the vendor’s product.  The vendor prices its software licenses on a per-unit basis.  The vendor is investigating whether it should have priced the software licensed to Mediware on a basis different than the vendor has invoiced Mediware over the past several years, which could result in additional required payments to the vendor.  Although the vendor’s initial demands were substantially greater, during the second fiscal quarter Mediware and the vendor engaged in preliminary settlement discussions. Based on those discussions, which are ongoing, Mediware has estimated a range of possible loss of $0.1 to $0.7 million related to this issue.  Management and the vendor have agreed on an insignificant portion of the vendor’s position. Mediware has accrued $0.2 million related to this issue at March 31, 2012.

11.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). Under ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and effects the presentation of financial statements and thus will have no impact on the Company’s consolidated financial statements.

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

On April 18, 2012, the Company acquired the assets of Cyto Management System (“CMS”) from Cobbler ICT Services BV for $2,200,000 cash.  The CMS software, which is currently deployed in Holland and Belgium, provides healthcare organizations a chemotherapy management solution to track patients, manage highly individualized medication-based treatment plans and help control costs and report outcomes associated with cancer therapies.

The software utilizes a multilingual language platform that facilitates configuration for new international markets.  The CMS acquisition provides Mediware the opportunity to enhance its systems and services offerings in JAC's current markets and to enter new markets.

The purchase price allocation has not yet been determined, but is not expected to be material to Mediware’s financial statements.  The acquired business will be included in the results of the Company from the effective date of the acquisition, April 18, 2012.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of March 31, 2012, the related condensed consolidated statements of operations and comprehensive income for the three and nine month periods ended March 31, 2012 and 2011, and the related condensed consolidated statement of stockholders’ equity for the nine month periods ended March 31, 2012 and cash flows for the nine month periods ended March 31, 2012 and 2011.  These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements referred to above in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

May 7, 2012

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

We generally license our blood management and biologics management software systems and certain of our medication management software systems to customers on a perpetual basis.  The customers that license the software on a perpetual basis typically make up-front payments for the software license and payments for support services on an annual basis.   In contrast, we generally provide our blood and plasma center solutions and certain of our medication management software systems and our alternate care products on a monthly subscription or term license basis.  These customers pay Mediware a monthly fee for use and support of Mediware’s proprietary software.  Customers may purchase services, including implementation, consultation and other ad hoc services, for additional fees which are generally billed as incurred.  Beginning in fiscal 2010, we initiated our “maintenance plus” program through which our customers may elect to pay “in advance” on an annual basis for services that had historically been paid on an as-incurred basis.  Performance management software is licensed on a perpetual and subscription or term license basis.  We currently anticipate that over time an increased number of our systems (in all product lines) will be licensed on a subscription or term license basis.

During fiscal 2011 we started offering our full suite of products on a remotely hosted basis.  The hosting services include installation, upgrades, patches and network configuration and repair as well as remote monitoring and help desk services.  We anticipate that remote hosting will make our product offerings more attractive to many of our current and potential customers.

During the fiscal year ended June 30, 2011, Mediware contracted with third parties to provide the LifeTrak®, InSight performance management software, HCLL, KnowledgeTrak and related services to the U.S. Military Health Service (“MHS”).  The contracts included substantial upfront payments, many of which have already been made.  Performance of these projects is currently expected to extend through the first quarter of fiscal 2013.  These contracts are being accounted for using the percentage of completion method, which in this case requires us to recognize revenue based upon the ratio of the effort completed during the reporting period compared to our estimate of the total effort required to complete the project.

Blood and Biologics Management Products

Our flagship blood transfusion product is the HCLL™ transfusion software.  We also provide our hospital customers HCLL donor software for use in hospital-based donor centers.  In early fiscal year 2008, we announced our new BloodSafe™ suite of products.  As of March 31, 2012, BloodSafe is licensed for use at fourteen facilities.

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

During the second quarter of fiscal 2012, Mediware completed its response to FDA comments received during the fourth quarter of fiscal 2011 as part of the FDA’s latest Quality Systems Regulation evaluation of our 510(k) cleared software and related processes.  In connection with the comment resolution process, Mediware notified its customers during the first quarter of fiscal 2012 that HCLL Donor and Transfusion software and the LifeTrak Donor software would need to be updated more frequently.  The Company expects its services backlog related to the HCLL transfusion software and LifeTrak software to increase as a result. These services should be provided under rates and terms consistent with the Company’s overall professional services.

In June 2008, we released BiologiCare™, our first generation bone, tissue and cellular product tracking software.  With the introduction of BiologiCare, we believe we are positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with our HCLL software or operate on a stand-alone basis.  As of March 31, 2012, BiologiCare is licensed for use at two facilities.

Following an acquisition consummated during the third quarter of 2012, we began offering the Transtem software for adult stem cell collection and transplantation.  We have formed a Cell Therapies Management business unit to facilitate marketing and sales of Transtem and other similar products.  As of March 31, 2012, the Transtem software is licensed for use at five facilities.

In addition to our license of blood and biologics management software, we generate revenue from professional services and post-contract support.  These ongoing support contracts accounted for 36% and 45% of the total revenue from blood and biologics management operations in the nine months ended March 31, 2012 and 2011, respectively.

Medication Management Products

Mediware’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx®.  We also offer MediCOE, a physician order entry module, and MediMAR®, a nurse point of care administration and bedside documentation module, that are fully integrated with the WORx software.  An acquisition in November 2008 expanded our product offering by adding, the Ascend pharmacy software, a solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  To expand our capabilities and address a new industry mandate, we introduced MediREC in March 2007.  As of March 31, 2012, MediREC was licensed for use at nine customer sites.

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

We generate revenue from medication management software sales, professional services and post-contract support.  Support contracts have accounted for 52% and 49% of the total revenue from medication management operations in the nine months ended March 31, 2012 and 2011, respectively.

Through two acquisitions consummated in December 2009 and an acquisition in April 2011, Mediware greatly increased our presence in the alternate care market.  In fiscal 2010, Mediware formed an Alternate Care Solutions business unit to capitalize on the growing strength of its product offerings. Our product offerings currently include: home infusion software, specialty pharmacy software, home/durable medical equipment software, and home healthcare software, as well as billing and collections services that are focused on the alternate care markets. These offerings are largely the combination of the home infusion offering that Mediware acquired in 2008 and the home infusion, specialty pharmacy and alternate care products acquired in December 2009 and April 2011.  Mediware integrated the home/durable medical equipment, home health, home infusion, and billing and collections businesses acquired from CareCentric with its existing Alternate Care Solutions business.

Our United Kingdom operating business is JAC Computer Services, Ltd. (JAC).  JAC’s product offering includes its Pharmacy Management system and Electronic Prescribing module.  The Electronic Prescribing module has been installed in approximately 20 U.K. customer sites as of March 31, 2012.  The installed base of the Company’s Pharmacy Management system product includes approximately 50% of the trusts within National Health Service (NHS).

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

Performance Management Products

Mediware’s performance management product is the InSight software system. The InSight system is a business and clinical intelligence software package used in more than 100 hospitals at March 31, 2012.  We generate revenue from InSight software sales, professional services and post-contract support.  Support contracts accounted for 38% and 58% of total performance management revenues in the nine months ended March 31, 2012 and 2011, respectively.

We have created a focused product strategy to make an entry level version of the InSight performance management software easily accessible and available to the users of our core products.  It is our expectation that after using the InSight software, our customers will see the benefit of the product and will expand their use over time.

Industry and Regulation

We believe that our customers’ recent capital investment decisions have been, and future decisions will be, impacted by recently enacted federal laws.  Of specific importance to near term investment is the American Recovery and Reinvestment Act (“ARRA”), which became effective in 2009. This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  The Health Information Technology for Economic and Clinical Health Act (HITECH), a part of ARRA, provides roughly $2 billion in “jump start” funding that the Department of Health and Human Services is to distribute over a two year time frame beginning in 2011.  ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the “meaningful use” of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.

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

While Mediware does not believe that it has benefited directly from these government initiatives and may see longer sales cycles as a result of the programs, the Company believes that the additional government spending on healthcare information technology and other health reform legislation will stimulate spending across a broad range of healthcare information technology projects. Over time we expect these initiatives to create new opportunities, to expand the use of Mediware solutions and to have a positive impact on the Company.  WORx has been certified so that our customers receive the full benefit of the HITECH Act.  Mediware sought certification during fiscal 2011 for Ascend and hopes that this product will be similarly certified before the end of fiscal 2012.  If we fail to achieve the appropriate certification standards, the Company could face adverse consequences as its customers look to other certified vendors.  However, we do not believe that Ascend system sales through the third quarter of fiscal 2012 have been adversely affected by the absence of certification.

We do not currently expect the Patient Protection and Affordable Care Act, passed in 2010, to have a material impact on our business.

Strategic Relationships and Acquisitions

We seek to develop strategic relationships that are complementary to our core markets and product set, and that provide a greater value proposition to the customer than could be realized without the strategic relationship. Our fiscal 2012 and 2011 results were positively impacted by our strategic relationship with a company benefiting from HITECH spending.

Our business strategy includes the possibility of growth through acquisitions and other corporate transactions.  We consummated two strategic acquisition in fiscal 2012, one strategic acquisition in fiscal 2011, three strategic acquisitions in fiscal 2010 and two strategic acquisitions in fiscal 2009.  We believe that the acquisitions are an effective means to grow our business when existing products experience little growth.  We also believe that these acquisitions offer good return on investment.  There can be no assurance that we will be able to identify future strategic partners or reach mutually agreeable terms for a transaction if any such partners are identified.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  On an on-going basis, we evaluate these estimates, including those related to revenue recognition, capitalized software costs, goodwill, and stock-based compensation.  We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The discussion below of our financial condition and results of operations should be read in conjunction with Mediware’s audited financial statements for the fiscal year ended June 30, 2011, included in Mediware’s Annual Report filed on Form 10-K for such fiscal year.

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Total revenue for the third quarter of fiscal 2012 was $16,857,000 compared to $13,774,000 in the third quarter of fiscal 2011, an increase of $3,083,000, or 22%.  This increase reflects increased system sales and service revenue for blood and biologics management products and incremental revenues from our ACS business acquired in April 2011.  Blood and biologics management products and services recorded total revenue of $8,050,000 in the third quarter of fiscal 2012, representing an increase of $1,900,000, or 31%, compared to $6,150,000 in the same quarter of fiscal 2011.  Medication management products and services total revenue increased 17%, or $1,222,000 to $8,293,000 in the third quarter of fiscal 2012 compared to $7,071,000 in the same quarter of fiscal 2011.  JAC’s contribution to total revenue of medication management products and services was $1,735,000 in the third quarter of fiscal 2012, representing an increase of $430,000, or 33%, compared to $1,305,000 in the same quarter of fiscal 2011.  Performance management products and services recorded total revenue of $362,000 in the third quarter of fiscal 2012, representing a decrease of $17,000 or 4% compared to $379,000 in the same quarter of fiscal 2011.

System sales revenue, which includes proprietary and third party software licenses, hardware sales revenue and subscription revenue, amounted to $5,036,000 for the third quarter of fiscal 2012, an increase of $1,676,000 or 50% compared to $3,360,000 of system sales reported in the third quarter of fiscal 2011.  System sales revenue for blood and biologics management products was $2,981,000 for the third quarter of fiscal 2012, an increase of $1,205,000, or 68%, compared to $1,776,000 in the same quarter of fiscal 2011.  This increase is primarily attributable to HCLL license fees, including software purchased by the U.S. Military Health Service (“MHS”).  System sales for the medication management products increased $333,000, or 23% to $1,799,000 in the third quarter of fiscal 2012 compared to $1,466,000 in the same period of fiscal 2011.  This increase is primarily due to improved JAC and ACS system sales revenues.  The increase was partially offset by fewer WORx and Ascend system sales.   JAC recorded system sales of $404,000 for the third quarter of fiscal 2012, representing an increase of $236,000, or 140%, compared to $168,000 reported for the same quarter in fiscal 2011.  Performance management system sales were $256,000 for the third quarter of fiscal 2012 compared to $118,000 in the third quarter of fiscal 2011.

Service revenue, which includes post contract support revenues, implementation services, maintenance services, including our “maintenance plus” program, reimbursable travel costs, and promotional services increased $1,407,000, or 14%, to $11,821,000 in the third quarter of fiscal 2012 compared to $10,414,000 for the same quarter in fiscal 2011.  Service revenue for the blood and biologics management products totaled $5,069,000 for the third quarter of fiscal 2012, representing an increase of $695,000 or 16%, compared to $4,374,000 in the third quarter of fiscal 2011.  The increase primarily reflects increased implementation revenue for our HCLL software related to the project with the MHS, partially offset by lower implementation revenue for our LifeTrak® software related to the project with the MHS due to a slower rate of project installation than prior periods.  Service revenue for the medication management products increased $889,000, or 16%, to $6,494,000 in the third quarter of fiscal 2012 compared to $5,605,000 for the same quarter of fiscal 2011.  This increase reflects incremental revenues from our ACS business acquired in April 2011, partially offset by lower services revenues from the WORx product line.  Service revenue for JAC increased $194,000, or 17%, to $1,331,000 in the third quarter of fiscal 2012 compared to $1,137,000 in the third quarter of fiscal 2011.  Service revenue for performance management products amounted to $106,000 for the third quarter of fiscal 2012 compared to $261,000 for the same period in fiscal 2011.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $889,000, or 168%, to $1,418,000 in the third quarter of fiscal 2012 as compared to $529,000 in the same quarter in fiscal 2011.  The gross margin, excluding amortization of capitalized software costs, on system sales was 72% in the third quarter of fiscal 2012 compared to 84% in the same quarter in fiscal 2011.  The decrease in gross margin is primarily due to an increase in the sale of lower margin third party products including hosting services and third party software during the third quarter of fiscal 2012 compared to the same period in fiscal 2011.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services increased $486,000, or 12%, to $4,530,000 in the third quarter of fiscal 2012 as compared to $4,044,000 in the same quarter of fiscal 2011.  The increase in cost of services is primarily attributed to incremental costs associated with our ACS business acquired in April 2011.  Gross margin on service revenue was 62% for the third quarter of fiscal 2012 compared to 61% for the third quarter of fiscal 2011.

Amortization of capitalized software decreased $160,000 or 14%, to $952,000 in the third quarter of fiscal 2012 compared to $1,112,000 in the third quarter of fiscal 2011.  The decrease occurred as past software development efforts became fully amortized. We anticipate that amortization costs will remain largely flat for the remainder of fiscal 2012 compared to the remainder of fiscal 2011 provided Mediware’s capitalization and cash expenditures for the remainder of fiscal 2012 continue at substantially the same rates as the comparable fiscal 2011 period.

Total expenditures for software development, including the capitalized portion, were $2,969,000 in the third quarter of fiscal 2012 compared to $2,199,000 in the third quarter of fiscal 2012, an increase of $770,000, or 35%.  This increase is due largely to incremental costs associated with our ACS business acquired in April 2011.   Software development costs not subject to capitalization increased $272,000, or 23%, to $1,479,000 in the third quarter of fiscal 2012 compared to $1,207,000 in the third quarter of fiscal 2011.  The increase was due to a shift in the mix and timing of projects subject to capitalization. The Company expects to maintain its current investment in product development products in the near term.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses and acquired intangibles amortization.  Also included is bad debt expense; legal, accounting and professional fees and reserves; administrative salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses increased $1,479,000, or 32%, to $6,133,000 in the third quarter of fiscal 2012 compared to $4,654,000 in the third quarter of fiscal 2011.  This increase is primarily due to incremental costs associated with our ACS business acquired in April 2011 and increased professional fees.

Income tax expense decreased to $491,000 in the third quarter of fiscal 2012 compared to $817,000 in the same quarter of fiscal 2011.  During the third quarter of fiscal 2012, the Company recognized a tax benefit related to the reconciliation of prior year tax estimates to actual tax liability incurred.  The Company realized additional research and development credits and an increased domestic production activities deduction.  The Company expects its tax rates to be close to the statutory rate for the remainder of the year.

Net income for the third quarter of fiscal 2012 was $1,856,000, compared to $1,403,000 during the third quarter of fiscal 2011.  The increase in net income is mainly attributable to increased operating income associated with blood and biologics management products and services and our acquired ACS business and a decrease in income tax expense, partially offset by increased SG&A expense.

Results of Operations for the Nine Months Ended March 31, 2012 as Compared to the Nine Months Ended March 31, 2011

Total revenue for the nine months ended March 31, 2012 was $47,931,000 compared to $39,547,000 in the same period of fiscal 2011, an increase of $8,384,000 or 21%.  The change in revenue is largely due to increased system sales and services for blood and biologics management products and incremental revenues associated with our ACS business acquired in April 2011, partially offset by lower system sales and services revenues from the WORx product line.  Blood and biologics management products and services recorded total revenue of $20,786,000 during the first nine months of fiscal 2012, representing an increase of $5,144,000 or 33% compared to $15,642,000 in the same period of fiscal 2011.  Medication management products and services experienced an increase in total revenue of $2,912,000 or 13% to $25,245,000 in the first nine months of fiscal 2012 compared to $22,333,000 in the same period of fiscal 2011.  JAC’s contribution to total revenues of medication management products and services revenue was $5,003,000 during the nine months ended March 31, 2012, representing an increase of $519,000 or 12%, compared to $4,484,000 in the same period of fiscal 2011.  Performance management products and services recorded total revenues of $1,428,000 in the nine months ended March 31, 2012 compared to $1,038,000 in the same period in fiscal 2011.

System sales revenue amounted to $13,222,000 for the nine months ended March 31, 2012, an increase of $3,628,000 or 38%, from $9,594,000 in the same period in fiscal 2011.  System sales revenue for the blood biologics management products were $6,930,000 for the first nine months of fiscal 2012, an increase of $2,972,000 or 75%, compared to $3,958,000 in the same period of fiscal 2011.  This increase is primarily attributable to HCLL license fees, including software purchased by the MHS. System sales for the medication management products increased to $5,590,000 in the first nine months of fiscal 2012 compared to $5,369,000 in the same period of fiscal 2011, representing an increase of $221,000, or 4%. This increase reflects the incremental revenues associated with the ACS business we acquired in April 2011, partially offset by lower WORx systems sales.  JAC recorded system sales of $1,258,000 for the nine months ended March 31, 2012, representing an increase of $23,000, or 2%, compared to $1,235,000 reported for the same period in fiscal 2011.  System sales revenue for performance management was $702,000 and $267,000 for the nine months ended March 31, 2012 and 2011, respectively.

Service revenue increased $4,756,000, or 16%, to $34,709,000 in the first nine months of fiscal 2012 compared to $29,953,000 for the same period in fiscal 2011.  Service revenue for the blood and biologics management products totaled $13,856,000 for the first nine months of fiscal 2012 representing an increase of $2,172,000, or 19%, compared to $11,684,000 in the same period of fiscal 2011.  The increase primarily reflects implementation revenue for our HCLL software related to the project with the MHS.  Service revenue for the medication management products increased $2,691,000 or 16% to $19,655,000 in the first nine months of fiscal 2012 compared to $16,964,000 for the same period of fiscal 2011.  This increase reflects incremental revenues from our ACS business acquired in April 2011, partially offset by lower services revenues from the WORx product line.   Service revenue for JAC increased $496,000, or 15% to $3,745,000 in the first nine months of fiscal 2012 compared to $3,249,000 for the same period in fiscal 2011.  Service revenue for performance management products was $726,000 and $771,000 for the nine months ended March 31, 2012 and 2011, respectively.

Cost of systems can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $1,566,000, or 109%, to $2,999,000 for the first nine months of fiscal 2012 compared to $1,433,000 in the same period in fiscal 2011.  The gross margin, excluding amortization of capitalized software costs, on system sales was 77% in the first nine months of fiscal 2012 compared to 85% in the same period in fiscal 2011.  The decrease in gross margin is primarily due to an increase in the sale of lower margin third party products including hosting services and third party software during the first nine months of fiscal 2012 compared to the same period in fiscal 2011.

Cost of services increased $1,742,000, or 15%, to $13,293,000 during the first nine months of fiscal 2012 as compared to $11,551,000 in the same period of fiscal 2011.  The increase in cost of services is primarily attributed to incremental costs associated with our ACS business acquired in April 2011. Gross margin on service revenue was 62% for the first nine months of fiscal 2012 compared to 61% for the same period of fiscal 2011.

Amortization of capitalized software decreased $276,000, or 8%, to $3,096,000 in the first nine months of fiscal 2012 compared to $3,372,000 in the same period of fiscal 2011.  The decrease occurred as past software development efforts became fully amortized.

Total expenditures for software development, including the capitalized portion, were $8,564,000 in the first nine months of fiscal 2012 compared to $7,133,000 in the first nine months of fiscal 2011, an increase of $1,431,000, or 20%.  This increase is due largely to incremental costs associated with our ACS business acquired in April 2011.  Software development costs not subject to capitalization increased $1,489,000, or 50%, to $4,444,000 in the first nine months of fiscal 2012 compared to $2,955,000 in the first nine months of fiscal 2011.  The increase was due to a shift in the mix and timing of projects subject to capitalization. The Company expects to maintain its current investment in product development products in the near term.

SG&A expenses increased $2,632,000, or 18%, to $16,894,000 in the first nine months of fiscal 2012 compared to $14,262,000 in the same period of fiscal 2011.   This increase primarily reflects incremental costs associated with our ACS business acquired in April 2011 and increased professional fees.

Income tax expense increased to $2,130,000 during the first nine months of fiscal 2012 compared to $1,735,000 in the same period of fiscal 2011.  Higher operating income in the first nine months of fiscal 2012 was the principal cause of the increase.

Net income during the first nine months of fiscal 2012 was $5,082,000, compared to net income of $4,190,000 during the same period of fiscal 2011, an increase of $892,000, or 21%.  The incremental operating income associated with blood and biologics management products and services and our acquired ACS business was partially offset by an increase in SG&A expense and increased software development expenditures.

Liquidity and Capital Resources

As of March 31, 2012, Mediware had cash and cash equivalents of $37,406,000 compared to $29,987,000 at June 30, 2011.  A portion of the Company’s cash and cash equivalents resides outside of the United States.  Repatriation of these funds could be negatively impacted by taxes.  Working capital was $31,024,000 and $24,745,000 at March 31, 2012 and June 30, 2011, respectively.  The current ratio was 2.3 at March 31, 2012 compared to 1.9 at June 30, 2011.  Other than deferred tax liabilities, the Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $12,097,000 during the first nine months of fiscal year 2012 compared to $12,442,000 during the same period of fiscal 2011.  The decrease in cash provided by operating activities is primarily due to changes in working capital, partially offset by higher net earnings.

Cash used in investing activities was $5,231,000 during the first nine months of fiscal 2012 compared to $5,868,000 during the same period a year ago.  The decrease in cash used in investing activities is primarily attributable to the decrease in payments for acquisitions in the first nine months of fiscal 2012 compared to the same period in fiscal 2011.

Cash provided by financing activities was $551,000 during the first nine months of fiscal 2012 compared to cash used in financing activities of $102,000 during the same period of fiscal 2011.  The cash provided by financing activities in the first nine months of fiscal 2012 was primarily from stock option exercises and related tax benefits. There were no stock options exercised in the first nine months of fiscal year 2011.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements.  We expect that future cash requirements will principally be for capital expenditures, working capital requirements, stock repurchases and other strategic initiatives.  We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital needs, any future share repurchases, and other cash requirements at least through March 31, 2013.

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

These exposures may impact future earnings or cash flows. Revenue from JAC represented approximately 10% and 9% of Mediware’s consolidated revenue for the three months ended March 31, 2012 and 2011, respectively, and 10% and 11% for the nine months ended March 31, 2012 and 2011, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause Mediware to adjust its financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors.  As foreign exchange rates change, translation of the income statements of JAC into U.S. dollars affects year-over-year comparability of operating results.  Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Our net income for the three months ended March 31, 2012 was positively impacted by a $2,000 foreign currency movement, and negatively impacted for the nine months ended March 31, 2012, by an $8,000 foreign currency movement.  Our net income for the three months ended March 31, 2011 was negatively impacted by a $2,000 foreign currency movement, and positively impacted for the nine months ended March 31, 2011, by a $9,000 foreign currency movement.  These foreign currency adjustments are primarily due to the currency valuation of the British pound against the United States dollar.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

There were no changes in Mediware’s internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.  Notwithstanding the foregoing, Mediware recently reported the departure of Michael Martens, the Company's CFO, effective February 15, 2012.  Mr. Robert W. Watkins was named the Company's new CFO.  Inherent with any change in management is a change in the understanding of the control environment and the internal controls.  Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 included under Item 1A “Risk Factors” in addition to the other information set forth in Item 1A and elsewhere in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As part of our business strategy, we may seek and complete strategic business acquisitions that are complementary to our business.  On April 18, 2012, we acquired the assets of Cyto Management System, a comprehensive chemotherapy management software solution to track patients, manage highly individualized medication-based treatment plans, help control costs, and report outcomes associated with cancer therapies.  On January 3, 2012, we acquired substantially all assets of Transtem, a provider of software that manages the collection and transplantation of adult stem cells in cellular-based therapies and medical research.  On April 11, 2011, we acquired certain assets of CareCentric’s home/durable medical equipment, home health, home infusion and billing and collections business.  During the three years ended June 30, 2011, we consummated five other strategic acquisitions.  Acquisitions, such as the Cobbler ICT Services, Transtem, and CareCentric businesses, have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

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

If we fail to successfully integrate the Cyto Management System, Transtem, CareCentric or other acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

May 8, 2012	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

May 8, 2012	/s/ ROBERT W. WATKINS
Date	ROBERT W. WATKINS
CHIEF FINANCIAL OFFICER