Form 10-K
period 2012-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2012-09-11
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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

Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on December 31, 2011 as reported on the Nasdaq Capital Market, was approximately $66,089,000.

The number of shares outstanding of the registrant's common stock, as of August 29, 2012, was 8,845,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

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

Mediware designs, develops and markets software solutions targeting specific processes within healthcare institutions. Software products are sold to hospitals, long-term care and behavioral health facilities, standalone blood and plasma donation centers and alternate care settings.  Mediware also provides software installation and maintenance services and billing and collection services to the home infusion and home/durable medical equipment markets.  The Company believes that its competitive advantages include rich product knowledge and a long history of innovation in the areas of medication and blood software products.

Mediware provides its software systems to its customers through installation at customer facilities or on a remotely hosted basis.  The software systems typically consist of the Company's proprietary application software, third-party licensed software and third-party hardware.  Mediware generally licenses its blood management and biologics management software systems and certain of its medication management software systems to customers on a perpetual basis.  Customers that license the software on a perpetual basis typically make up-front payments for the software license and payments for support services on an annual basis.  In contrast, Mediware generally provides its blood and plasma center solutions and certain of its medication management software systems and its alternate care products on a monthly subscription or term license basis.  These customers pay Mediware a monthly fee for use and support of Mediware’s proprietary software.  Mediware’s performance management software is licensed on both a perpetual and subscription basis.  Under both payment models, customers may purchase services, including implementation and additional consultation services, for additional fees which are generally billed as incurred.  Beginning in fiscal 2010, the Company initiated its “maintenance plus” program through which customers may pay an annual amount for additional services which historically had been paid on an as incurred basis.

Mediware markets its performance management, blood donor and blood and biologic management products primarily in the United States.  The Company markets its medication management solutions in the United States and Europe, with different software systems designed for the specific requirements of each market.  The Company has operations in the United Kingdom and the Netherlands relating to the systems it licenses and sells in the United Kingdom, the Netherlands, Belgium, Ireland and South Africa.  All other operations are in the United States.

The Impact of Regulation of Healthcare Information Systems Industry

Mediware believes that its customers’ recent capital investment decisions have been, and future decisions will be, impacted by recently enacted federal laws.

Of specific importance to near term investment is the American Recovery and Reinvestment Act (“ARRA”), which became effective in 2009. This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  A part of ARRA designated the Health Information Technology for Economic and Clinical Health (the “HITECH Act”) provides for roughly $2 billion in ‘jump start’ funding that the Department of Health and Human Services is to distribute over a two year time frame beginning in 2011.  ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the ‘meaningful use’ of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.

The government spending is intended to reduce inefficiencies and improve patient care through the use of technologies.  ARRA, and specifically the HITECH Act, increases the pressure on hospitals and care providing institutions to adopt technology.  The HITECH Act provides funding for facilities to launch improvement projects associated with the ‘meaningful use’ of key information technologies. Qualifying hospitals can receive payments over a period of approximately four or five years that began in 2011 based on their use of certified health information technology systems.   The HITECH Act also provides financial penalties to hospitals by reducing Medicare reimbursement payments for hospitals that do not comply with certain usage requirements by 2015.

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

Mediware’s products historically addressed only the needs of the acute care hospital market and the blood center market.  Beginning in fiscal 2009, Mediware expanded its product offerings for the small and medium hospital, specialty pharmacy, home infusion, home/durable medical equipment provider and alternate care markets.  Mediware believes that it is able to leverage its clinical and product strengths across these multiple settings.

In July 2008, Mediware launched Blood Center Technologies, a customer focused team intended to drive growth as Mediware expands its focus in the blood and plasma donor markets.  Through two acquisitions consummated in December 2009, Mediware greatly increased its presence in the alternate care market.  Mediware subsequently formed the Alternate Care Solutions (“ACS”) business unit to capitalize on the growing strength of its product offerings in that category and has subsequently consummated an acquisition to bolster organic growth.

Mediware believes that its performance management solution added by acquisition in June 2009 strengthens the market for its clinical suite offerings as well as broadening its customer base to broader healthcare market.  This performance management software can aggregate information stored in Mediware’s blood, biologics and medication management products for easy reporting and analysis at the departmental level, thereby further strengthening its product offering in its long-standing markets.  Mediware has an inventory of active performance management dashboards.  The software can also draw information from disparate systems across a healthcare enterprise beyond Mediware’s historic blood and medication management customers.

Mediware licenses, implements and supports clinical and performance management information solutions and other services to healthcare facilities.  The Company licenses its blood and biologics management solutions to hospitals. Mediware licenses its blood donor recruitment and management solutions to blood donor and plasma donor centers through its Blood Center Technologies business group.  The Company’s medication management solutions are licensed to hospitals, long-term care, specialty pharmacy, home infusion, home/durable medical equipment, alternate care and behavioral health facilities.  The Company’s home infusion, specialty pharmacy, home/durable medical equipment, and alternate care products and services are provided through the ACS business group.  ACS also provides billing and collection services to the home infusion market.   The Company licenses performance management software to hospitals, blood and plasma centers and alternate care facilities.

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

Blood Center Technologies

The Company also provides software tools and services to large, complex blood centers for donor targeting, donor recruitment, donation management, unit testing, blood component manufacturing, inventory control, sales and distribution.  This is accomplished through a combination of the Company’s 510(k) cleared LifeTrak® software and a set of robust client relationship and recruiting software products and capabilities.  The combination of products and capabilities enable the Company to deliver an integrated software solution for blood centers to improve collections and efficiency throughout the entire process from blood donor recruitment to hospital distribution and transfusion.   The combination of the clinical capabilities of the LifeTrak software and the effective customer relationship management (“CRM”) technologies that enable blood centers to improve the effectiveness of coordinated blood drive campaigns provide a compelling set of solutions to our customers.  Mediware has also added additional e-learning content and certification tracking technologies through an acquisition consummated in March 2010.

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

Mediware added cellular therapy technologies to its biologics product offerings through the acquisition of Transtem, LLC (“Transtem”) assets in January 2012.  The Transtem software provides comprehensive support for cell therapy and cord blood operations.  The software includes specialized functionality that spans from online donor registration through product collection, preparation, storage, infusion and outcome reporting.  The software has laboratory and clinical capabilities which operate as an integrated suite for organizations managing a continuum of care from the donor through the patient outcome.  Following our acquisition of Transtem, we formed a Cell Therapies Management business group to facilitate marketing and sales.

The Company continues to concentrate on growing all aspects of its blood management business: hospital transfusion and donor products, biologics products and blood center technology products.  In addition to its sale of software, the Company generates revenue from professional services and post-contract support.

The blood and biologics management products are marketed primarily through the Company’s direct sales force.  The blood and biologics management products compete primarily with vendors of Laboratory Information Systems (“LIS”) providing a blood bank subsystem as a part of their laboratory product, as well as other companies that market stand-alone blood bank systems. The LIS vendors are much larger companies with greater technical, marketing, financial and other resources than the Company.  We believe these competitors include Cerner Corporation, McKesson Corporation, and Meditech.   Mediware believes that stand-alone laboratory or blood bank vendors include Sunquest Information Systems, Inc., Haemonetics and SCC Soft Computer, Inc.  On the blood donor side of the business, Mediware competes against several of the companies listed above as well as Blood Bank Computer System, MAK System International Group and others.

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

Hospital Pharmacy and Medication Management Products

The Company’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx®, a core pharmacy information system designed to manage inpatient and outpatient pharmacy operations.  WORx software has features and functions designed to help improve patient safety and manage pharmacy operations effectively.  The product's market acceptance encompasses multi-facility healthcare systems, university hospitals and large state behavioral health institutions.  In November 2008 Mediware began offering Ascend, a pharmacy solution that meets the needs of small and medium size hospital facilities.  The Company currently offers the WORx product line to larger acute care hospitals and state behavioral health facilities, while offering the Ascend product line to the small and medium size hospital markets, as well as behavioral health facilities.  WORx has been certified so that our customers receive the full benefit of the HITECH Act, Ascend has not been certified.  Mediware has applied for such certification but there can be no assurance when such certification will be received if at all.

The Company’s MediCOE™ and MediMAR® products are fully integrated with the WORx software and provide a complete ClosedLoop drug therapy management system with a physician order entry module (MediCOE) and nurse point of care administration and bedside documentation module (“MediMAR”).  Through MediCOE software, potential problems can be identified by the clinician at order entry and can be corrected or explained at the point of care.  The MediMAR software uses bar code, wireless, handheld, and other technologies to allow caregivers efficient and accurate methods to document patient medication administration and provide nurses additional safety measures at the point of care.

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

The medication management products are marketed directly through the Company’s sales force and other marketing channels, including reseller agreements with distribution partners and focused sales channels.  The Company’s medication management products compete against the products of niche competitors’ and some of the largest providers of healthcare information technology, including Cerner Corporation, GE Healthcare, Siemens AG, NetSmart Technologies, Meta Healthcare IT Solutions, AllScripts, Inc. and others.

Alternate Care

Mediware’s ACS product offerings currently include: home infusion software, specialty pharmacy software, home medical equipment software, and home healthcare software, as well as billing and collections services that are focused on the alternate care market and home/durable medical equipment.  These offerings are largely the combination of a home infusion offering that Mediware acquired in 2008 and the home infusion, specialty pharmacy and alternate care products and services acquired in December 2009 and April 2011.

The Company’s ACS products compete in a niche market against a myriad of smaller software vendors and niche providers, including FastTrack Healthcare Systems Inc., Brightree Software Solutions and Definitive Healthcare Solutions, Inc. These companies often have loyal customers, but generally have fewer resources and, the Company believes, less robust products than Mediware. Consequently, Mediware believes it is well-positioned to be very competitive in the alternate care markets. Mediware currently markets products to the alternate care market through its direct sales force.

Europe

Mediware’s medication management products include the products of two distinct businesses operating in Europe. The Company’s United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).  The Company’s other operating business in Europe is Mediware Information Systems, BV (“Mediware BV”).  JAC markets and provides support for its pharmacy management and electronic prescribing systems throughout the U.K., Ireland and South Africa.  JAC’s product offering includes JAC’s Pharmacy Management system and Electronic Prescribing™ module.  The prescribing module is a medication management solution complete with physician medication order entry and nursing medication administration.  This module allows hospitals to improve patient safety relevant to medication management.   The JAC’s Pharmacy Management system product handles medication tracking from ordering and delivery to dispensing.

JAC competes against some of the larger healthcare IT providers in the U.K. as well as smaller niche vendors.  Among JAC’s competitors are Ascribe plc, Cerner Corporation, iSOFT and CIS Healthcare Ltd.  JAC currently markets products primarily through its direct sales force.

Mediware BV markets the Cyto Management System (“CMS”) software, which Mediware acquired in April 2012.  CMS is currently deployed in Holland and Belgium and provides healthcare organizations with a chemotherapy management solution to track patients, manage highly individualized medication-based treatment plans and help control costs and report outcomes associated with cancer therapies.  The software utilizes a multilingual language platform that facilitates configuration for new international markets.

Mediware BV competes against software vendors and niche providers, including CATO, CIS Healthcare, Ltd, VARIAN and CHIMIO.  Mediware BV currently markets products primarily through its direct sales force and a single third party distributor.

Performance Management Products

Through a business acquisition in June 2009, Mediware added the InSight™ software system to its portfolio of products.   The software tracks performance metrics to assist healthcare managers to actively manage performance and improve the overall efficiency of their organizations.  The InSight system collects data from the disparate information systems across a hospital to create understandable graphical dashboards.  The InSight system complements Mediware’s other U.S. product offerings, and Mediware believes that InSight helps differentiate our products from those of our competitors.  The Company is marketing InSight to current customers to help them manage their medication and blood requirements.  The InSight system can also be marketed and sold on an enterprise-wide, stand-alone basis.

When sold in conjunction with Mediware’s other products, the Company’s InSight products compete against all of the same competitors as our medication management and blood and biologics products.  On enterprise sales, the Company competes against products of other small niche vendors, as well as some of the largest providers of healthcare information technology, including Cerner Corporation, McKesson Corporation, GE Healthcare, Siemens AG, AllScripts, Inc. and others who we expect will begin to provide performance management solutions.  The Company sells its performance management products through a direct sales force.

Research and Development

Expenditures for software development include amounts paid for both capitalizable and non-capitalizable development projects.  Expenditures for software development for fiscal 2012, 2011 and 2010 were $11,395,000, $9,621,000 and $8,736,000, respectively.  Of the total expenditures during fiscal 2012, 2011 and 2010, $5,653,000, $5,143,000 and $3,820,000, respectively, were capitalized. The Company plans to continue to commit substantial resources to the development of its products.

Employees

As of June 30, 2012, the Company had 306 full-time employees of which 267 were employed domestically.  None of the Company's employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

The Company also relies on the services of a number of consultants to supplement its employee base.  The number of consultants varies from time to time based on the Company's needs and the various stages of its development projects.  As of June 30, 2012, there were 20 consultants working on various projects.

Seasonality

The Company's operations are generally not subject to seasonal fluctuations.

Segment and Geographic Information

Mediware operates one reporting segment, as further described in Note 12 Segment Information in the Notes to our Consolidated Financial Statements.

Customer Concentration

Revenues from contracts for systems sales and services to the U.S. Military Health Service (“MHS”) account for approximately 14% of revenues during fiscal 2012.  No customer accounted for more than 10% of revenues during fiscal 2011 or 2010.

Geographic Information
(amounts in thousands)

	Years Ended June 30,
	2012	2011	2010
Revenue
United States	$57,772	$48,774	$41,269
Europe	6,829	6,749	6,347
Total	$64,601	$55,523	$47,616

	June 30,
	2012	2011	2010
Long-lived assets
United States	$34,164	$33,654	$31,833
Europe	2,686	676	569
Total	$36,850	$34,330	$32,402

The Company believes that the principal risks distinguishing its foreign operations are described in Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Backlog

At June 30, 2012, the Company had a backlog of $25,670,000, of which $2,011,000 related to contracted software and hardware sales and $23,659,000 related to implementation, training and deferred support and maintenance services.  Software sales and services backlog consist of products and services sold under signed contracts, which have not yet been recognized as revenue.  At June 30, 2011, the Company had a backlog of $29,474,000, of which $7,365,000 related to contracted software and hardware sales and $22,109,000 related to implementation, training and deferred support and maintenance services.  Depending upon the individual contract, the customer may have the ability to cancel the purchase of software and services prior to delivery.

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

FDA Regulation of Blood Products

The U.S. Food and Drug Administration (“FDA”) regulates blood center computer software products as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. The FDA requires blood tracking application software vendors to submit a 510(k) application for review upon product creation, modification affecting safety and soundness and certain other modifications that are not well defined.  Several of Mediware’s blood management products have obtained 510(k) clearance.  As a medical device manufacturer, Mediware is required to register with the Center for Biologics Evaluation and Research, list its medical devices, and submit a pre-market notification or application for pre-market review.  In addition, Mediware is required to follow applicable Quality System Regulations of the FDA, which include testing, control and documentation requirements.

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

The HITECH Act

The HITECH Act provides financial incentives for hospitals and doctors that are “meaningful users” of electronic health records, which includes use of health information technology systems that are “certified” according to technical standards developed under the supervision of the Secretary of Health and Human Services. Hospitals that use certified health information technology systems may receive significant aggregate payments over a period of approximately four or five years that began in 2011.  These payments may be significant and provide a strong incentive to many hospitals and doctors to implement certified health information technology systems. The HITECH Act also provides for financial penalties in the form of reduced Medicare reimbursement payments for hospitals and doctors that have not become “meaningful users” of these systems by 2015.  Mediware’s hospital pharmacy product, WORx, has been certified so that our customers receive the full benefit of the HITECH Act.  Ascend has not been certified.  Mediware has applied for such certification but there can be no assurance when such certification will be received if at all.  However, the HITECH Act provides for a phased approach to implementation of the “meaningful use” standards, and the Department of Health and Human Services is empowered to revise the standards in the future, which could affect the certification status of our products in later periods.  Failure to obtain or maintain certification could adversely affect our ability to sell our pharmacy products in the future and could negatively impact our ability to maintain our current customers that rely on our compliance with such requirements.

CCHIT

The U.S. Department of Health & Human Services (“HHS”) initiatives have, among other things, led to the creation of the private-sector Certification Commission for Health Information Technology (“CCHIT”), which is a recognized certification body in the United States for health information technology products. CCHIT is recognized by the Office of the National Coordinator for Health Information Technology (“ONC”) of HHS as an Authorized Testing and Certification Body.  CCHIT inspects products using the Test Procedures and Tools published by the National Institute of Standards and Technology (“NIST”) of the U.S. Department of Commerce, which include criteria for electronic health record functionality, interoperability, reliability and security.  CCHIT provides certifications to those entities whose products have satisfied the criteria and have been used to assess health information technology systems for certification under the HITECH Act.   Failing to be aware of the CCHIT certification requirements and complying as appropriate, could have an adverse impact on the Company.

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

E-prescription

The use of Mediware’s solutions by physicians for electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. In addition, HHS has adopted standards for the transmission of electronic prescriptions.  These standards are complex and cover transactions between prescribers and dispensers for prescriptions and electronic eligibility and benefits inquiries and drug formulary and benefit coverage information.  Mediware’s efforts to provide software that assists customers to comply with these regulations is costly.  If Mediware fails to maintain the compliance of its software solutions, there could be a material impact on its business.

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

ISBT

The American Association of Blood Banks (“AABB”) has adopted a global standard for the labeling of blood products collected and used throughout the United States, called ISBT (International Society of Blood Transfusion) 128, to improve the identification and processing of human blood, tissue and organ products across international borders and disparate health care systems. AABB accredited blood centers and hospital transfusion services are required to implement this standard.  Mediware’s LifeTrak, BiologiCare and Transtem products support ISBT 128.  Failure to support further AABB Standards could adversely affect Mediware’s blood and biologics management products and services.

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

We target our existing software customer base and other potential customers for the sale of our latest products.  There is no assurance that the marketplace will accept our strategy or these products.  In addition, the sales for the full suite of medication management products and broader enterprise-wide sales of performance management software require broad acceptance throughout the hospital and reflect changes in workflows that create longer sales cycles.  In the event that our new products are not accepted in the marketplace, our system sales would suffer, our service revenues for these products would be diminished and our investment in developing, as well as marketing, these products could be impaired.

Our strategy includes licensing ClosedLoop products to customers, which requires customer acceptance of our products and strategy.

While we believe that each of our products is positioned to succeed in the market place, there is no assurance that customers will accept our ClosedLoop strategy or accept our products to the extent that we expect. If our customers instead select a single-vendor, enterprise-wide system that automates all functions of the hospital or other facility, rather than the specific processes targeted by our products, our sales will decrease.

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

We have recently consummated a strategic acquisition and agreed to consummate another, and may pursue additional strategic acquisitions, investments and relationships in the future.  We may not be able to successfully manage our operations if we fail to successfully integrate acquired businesses and technologies, which could adversely affect our operating results.

As part of our business strategy, we may seek and complete strategic business acquisitions that are complementary to our business.  On April 18, 2012, we acquired the assets of the CMS chemotherapy management solution.  On August 6, 2012, we entered into an agreement to acquire certain assets of Strategic Healthcare Group LLC (“SHG”), which provides blood management consulting, education and informatics solutions.  During the three years ended June 30, 2012, we consummated four other strategic acquisitions.  Acquisitions, such as those of the CMS business and the SHG business, have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to, the following:

●	failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of the acquired business

●	diversion of management’s attention from other business concerns

●	failure to achieve projected synergies and performance targets

●	loss of customers or key personnel of the acquired business

●
possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, key personnel issues or legal and financial contingencies, and

●	a possible write-off of intellectual property and acquired intangible assets.

If we fail to successfully integrate the CMS business or other acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

Our foreign businesses are subject to risks that are different from our other businesses.

Approximately 11% of consolidated revenues for the year ended June 30, 2012 are the result of business conducted in the Europe.  These foreign operations encounter risks and uncertainties specific to the jurisdictions in which they operate such as:

●	regulation of our products, customers and employees

●	uncertain contract terms, conditions and risks

●	trade protection regulation

●	taxation

●	economic conditions

●	customer demands and payment practices and

●	changing competitors.

Further, there have been continuing concerns and uncertainties about the state of the European economies.  Continued difficult or declining economic conditions in Europe may adversely affect our businesses in Europe.  Additionally, foreign operations expose us to foreign currency fluctuations that could impact our results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar. Mediware has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

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

We rely upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect our proprietary information, including our software. We have not historically filed patent applications covering our software. As a result, we may not be able to protect against the misappropriation of our intellectual property.  Furthermore, we could be subject to claims by third parties, including competitors (who hold patents) and creators of open-source code, that we are misappropriating or infringing patents, confidential information or other intellectual property or proprietary rights of others.  These claims, even if not meritorious, could require us to:

●	spend significant sums in litigation

●	pay damages

●	develop non-infringing intellectual property and

●	acquire costly licenses to the intellectual property that is the subject of asserted infringement.

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

We license or purchase intellectual property and technology such as software, hardware and content from third parties, including some competitors, and incorporate software, hardware, and/or content into or sell it in conjunction with our solutions, devices and services.  Some third party material is critical to the operation and delivery of several of our products.  Most of our agreements will expire within one to five years.  If upon the expiration of our current agreements, any of the third party suppliers were to change product offerings, terminate support, significantly increase prices or terminate our licenses or supply contracts, we might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solutions, devices and services. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology provided by our existing suppliers. Furthermore, adaptation would take time and initial adaptations may be imperfect and/or products may be inoperable or perform poorly as a result. If the cost of licensing, purchasing or maintaining the third party intellectual property or technology significantly increases for any reason (including disputes about licensing terms or the cost of providing the products to our customers), our gross margin levels could significantly decrease. In addition, interruption in functionality of our solutions, devices and services as a result of changes in third party suppliers could adversely affect future sales or result in contract claims that could require Mediware to pay damages.

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

The market for healthcare information systems is extremely competitive.  Many of our competitors have greater financial, technical, product development, sales and marketing resources. A number of factors determine success or failure in our markets, including:

●	functionality of software products

●	quality of client references and the availability of client reference sites

●	underlying technical architecture

●	financial stability of the software provider

●	ongoing support of the system and

●	the quality and quantity of the sales organization.

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

We test our goodwill, capitalized software costs and identifiable intangible assets for impairment at least annually and more often if events and circumstances warrant.  The Company evaluates goodwill and intangible assets for impairment by comparing the estimated fair value of the asset to its carrying value, and evaluates capitalized software costs for impairment by comparing the net realizable value of the software product to the carrying value of the capitalized costs.  If the carrying value of the asset exceeds its estimated fair value or net realizable value, impairment is deemed to have occurred and the carrying value is written down to fair value or net realizable value.  For analyzing goodwill and intangible assets, we use a combination of the income approach and two market valuation methods to estimate fair value.  Net realizable value for capitalized software costs for each product is determined by subtracting the estimated costs of completing and disposing of the product from the estimated future revenue of the product.  Decline in business performance, the failure of a product in the marketplace, the introduction of new technology, adverse outcomes to disputes or legal actions, changes in our projections and underlying assumptions or other factors could cause the fair value of goodwill or an intangible asset or the net realizable value of capitalized software to be revised downward and could result in a non-cash impairment charge which could have a material adverse effect on Mediware’s results of operations and financial condition.

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

Under the HITECH Act, qualifying hospitals can receive payments over a period of approximately four or five years beginning in 2011, based on their use of certified health information technology systems.  Although one of our pharmacy products has received certification under the first stage of the HITECH Act certification standards, Ascend has not been certified.  Mediware has applied for such certification but there can be no assurance when such certification will be received if at all.  Furthermore, Mediware will need to be able to conform to the new standards as they are developed.

Beginning on February 17, 2010, the HITECH Act broadened the scope of HIPAA by expanding the class of persons that are subject to HIPAA requirements to include service and product providers such as Mediware, providing breach notification requirements, restricting the instances in which personal health data may be disclosed and augmenting the enforcement provisions.  In addition, our solutions for physicians concerning electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing are governed by various state and federal “E-prescribing” laws, and our claims submission solutions are subject to different federal laws.

The regulatory regimes to which we are subject, and the evolving nature of the applicable laws, have several important implications for us. First, we have invested resources in conforming our products to the applicable standards and further significant investment will be required as certification standards evolve.   Second, new customers often require that our software will be certified according to applicable standards.  Our failure to comply could result in costly contract breach and jeopardize our relationships with customers.  Third, if for some reason we are not able to comply with applicable standards in a timely fashion after their issuance, our products will be at a severe competitive disadvantage in the market.  Finally, if any of our customers fails to satisfy applicable standards, we could become involved in government investigations or legal actions.

Beginning in calendar 2013, the Affordable Care Act provides that a tax in an amount equal to 2.3 percent of the price for which a manufacturer sells its medical devices will have to be paid by each medical device manufacturer.  Because we license medical devices (including our HCLL and LifeTrak software products), we may be impacted by this tax.

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

Despite testing, software products as complex as those we offer and use in a wide range of clinical and health information systems settings contain a number of errors or “bugs,” especially early in their product life cycle. Our products are clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to the wide range of environments in which the systems are installed. Due to these factors, the discovery of defects or errors could cause:

●	delays in product delivery

●	poor client references

●	payment disputes

●	contract cancellations and/or

●	additional expenses and payments to rectify problems.

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

Our revenue and results of operations can fluctuate substantially from quarter to quarter. System sales in any fiscal year depend substantially upon our sales performance and customers’ budgeting and buying practices. System sales may fluctuate due to:

●	contract activity

●	demand for our products and services

●	lengthy and complex sales cycles

●	customers’ internal budgets for new technology systems, customers’ technical resources to deploy technology and

●	customers’ personnel availability.

Additionally, our ability to recognize anticipated revenue may be materially affected by the terms of a final contract. Factors that impact contract terms and revenue include the following:

●	systems contracts may include both currently deliverable and non-deliverable software products

●	customer needs for services that include significant modifications, customization or complex interfaces that could delay product delivery or acceptance

●	customer-specific acceptance criteria and

●	payment terms that are long-term or depend upon contingencies.

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

Two of our shareholders, Lawrence E. Auriana and Constellation Software Inc. (“Constellation”), have reported owning or controlling, together with their affiliates, approximately 30% and 19%, respectively of our outstanding common stock. As a result, if Mr. Auriana and Constellation were to act in concert they would be able to influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders. This concentration of ownership could delay, defer or prevent a change in control of Mediware or impede a merger, consolidation, takeover or other business combination which a shareholder, may otherwise view favorably.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's corporate headquarters are in leased space located in Lenexa, Kansas. The Company also leases office space in Oak Brook, Illinois; Jacksonville, Florida; Atlanta, Georgia; Cranston, Rhode Island; Pittsburgh, Pennsylvania; St. Louis, Missouri and Andover, Massachusetts.  The Company's United Kingdom operations are headquartered in leased space in Basildon, Essex.  The Company’s operations in continental Europe are operated out of leased space in Hattem, Netherlands.

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

The following table sets forth the high and low sales prices for the Company's common stock for each quarterly period of the fiscal years ended June 30, 2012 and 2011, as reported by Nasdaq.

	2012		2011
	High	Low	High	Low

First Quarter	$12.80	$8.25	$10.75	$8.50
Second Quarter	$15.00	$11.20	$11.57	$9.30
Third Quarter	$15.47	$12.56	$13.53	$10.61
Fourth Quarter	$15.50	$12.53	$13.71	$10.55

As of August 29, 2012, there were approximately 1,277 shareholders of record of the Company's common stock.  To date, the Company has not paid dividends to its shareholders, but it may pay dividends in the future.

Stock Comparison Graph

The following chart compares the cumulative total shareholder return on Mediware's common stock based on the closing bid price of Mediware's common stock for the five years ended June 30, 2012, with the cumulative total returns for the Russell 2000 Index and the Nasdaq Computer & Data Processing Services Stocks Index over the same period.  The comparison assumes $100 invested in Mediware's common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.  The stock price performance shown on the chart is not necessarily indicative of future performance.

	6/07	6/08	6/09	6/10	6/11	6/12

Mediware Information Systems, Inc.	$100.00	$81.25	$85.42	$125.00	$153.47	$202.78
Russell 2000	$100.00	$83.81	$62.84	$76.35	$104.91	$102.73
NASDAQ Computer & Data Processing	$100.00	$94.64	$81.56	$86.76	$116.98	$120.85

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated financial information.  The financial information for the fiscal years ended June 30, 2012, 2011 and 2010 and as of June 30, 2012 and 2011 is derived from audited financial statements that appear elsewhere in this Annual Report on Form 10-K.  The financial information for the fiscal years ended June 30, 2009 and 2008, and as of June 30, 2010, 2009 and 2008 is derived from audited financial statements that do not appear in this Annual Report on Form 10-K.
You should read the following information in conjunction with our financial statements and notes thereto and the information set forth under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  (All data in the following table is in thousands, except for per share data.)

Statements of Operations Data

	For the years ended June 30,
	2012	2011	2010	2009	2008
Revenue
System sales	$17,620	$14,413	$10,918	$10,091	$11,612
Services	46,981	41,110	36,698	30,594	27,825

Total revenue	64,601	55,523	47,616	40,685	39,437

Cost of sales
Cost of systems (1)	4,000	2,437	2,373	2,580	1,927
Cost of services (1)	17,646	15,996	13,258	11,565	10,406

Total cost of sales	21,646	18,433	15,631	14,145	12,333

Gross profit (1)	42,955	37,090	31,985	26,540	27,104

Amortization of capitalized software	4,048	4,586	4,966	5,843	5,737
Software development costs	5,742	4,478	4,916	3,942	4,174
Selling, general and administrative	22,025	19,086	17,486	14,605	16,717
Net interest and other expense (income)	4	43	(41)	(347)	(847)

Income before income taxes	11,136	8,897	4,658	2,497	1,323

Income tax expense	(3,591)	(2,605)	(1,416)	(923)	(595)

Net income	$7,545	$6,292	$3,242	$1,574	$728

Net income per common share
Basic	$0.92	$0.79	$0.41	$0.21	$0.09

Diluted	$0.90	$0.77	$0.41	$0.20	$0.09

Weighted average common shares outstanding
Basic	8,178	8,012	7,838	7,651	7,961
Diluted	8,415	8,193	7,958	7,967	8,305

Balance Sheet Data	As of June 30,
	2012	2011	2010	2009	2008

Cash and cash equivalents	$40,155	$29,987	$23,340	$20,865	$22,741
Working capital	31,698	24,745	18,726	18,273	18,995
Total assets	93,194	86,810	71,185	62,355	60,083
Common stock and APIC	39,033	36,938	34,963	33,153	32,237
Retained Earnings	29,516	21,971	15,679	12,437	10,863
Total stockholders' equity	64,131	54,972	46,700	41,897	39,891

(1)  Excludes amortization of capitalized software costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Executive Overview

Mediware licenses, implements and supports clinical and performance management information solutions and other services to healthcare facilities.  We license our blood and biologics management solutions to hospitals.  We license blood donor recruitment and management solutions to blood donor and plasma donor centers through our Blood Center Technologies business group, formed during the fiscal year ended June 30, 2009.  The Company’s medication management solutions are licensed to hospitals, long-term care, specialty pharmacy, home infusion, home/durable medical equipment, alternate care and behavioral health facilities.  Our home infusion, specialty pharmacy, home/durable medical equipment and alternate care products and services are licensed through the Company’s Alternate Care Solutions (“ACS”) business group, formed during fiscal 2010.  ACS also provides billing and collection services to the home infusion market.  Our cellular therapy products are licensed through the Company’s Cell Therapies Management business group formed during fiscal 2012.  We license performance management software to hospitals, blood and plasma centers, and alternate care facilities.

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

During the fiscal year ended June 30, 2011, Mediware contracted with third parties to provide the LifeTrak®, InSight performance management software, HCLL, KnowledgeTrak and related services to the U.S. Military Health Service (“MHS”).  Although substantially all contract payments to Mediware were already made, performance of these projects is currently expected to extend through the first quarter of fiscal 2013.  These contracts are being accounted for using the percentage of completion method, which in this case requires us to recognize revenue based upon the ratio of the effort completed during the reporting period compared to our estimate of the total effort required to complete the project.

Blood and Biologics Management Products

Our flagship blood transfusion product is the HCLL transfusion software.  We also provide our hospital customers HCLL donor software for use in hospital-based donor centers.  In early fiscal year 2008, we announced our new BloodSafe™ suite of products.  As of June 30, 2012, BloodSafe is licensed for use at 13 facilities.

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

In connection with a FDA evaluation of our software and processes, Mediware notified its customers during the first quarter of fiscal 2012 that HCLL Donor and Transfusion software and the LifeTrak Donor software would need to be updated more frequently.  We believe that this communication positively impacted our fiscal 2012 services revenue and backlog related to the HCLL transfusion software and LifeTrak software.

In June 2008, we released BiologiCare™, our first generation bone, tissue and cellular product tracking software.  With the introduction of BiologiCare, we believe we are positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with our HCLL software or operate on a stand-alone basis.  As of June 30, 2012, BiologiCare is licensed for use at three facilities.

Following an acquisition consummated during the third quarter of 2012, we began offering the Transtem software for adult stem cell collection and transplantation.  We have formed a Cell Therapies Management business unit to facilitate marketing and sales of Transtem and other similar products.  As of June 30, 2012, the Transtem software is licensed for use at five facilities.

In addition to our license of blood and biologics management software, we generate revenue from professional services and post-contract support.  These ongoing support contracts have accounted for 36%, 43%, and 45%, respectively, of the total revenue from blood and biologics management operations during the fiscal years ended June 30, 2012, 2011 and 2010.

Medication Management Products

Mediware’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx.  We also offer MediCOE, a physician order entry module, and MediMAR, a nurse point of care administration and bedside documentation module, that are fully integrated with the WORx software.  An acquisition in November 2008 expanded our product offering by adding Ascend pharmacy software, a solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  To expand our capabilities and address a new industry mandate, we introduced MediREC in March 2007.  As of June 30, 2012, MediREC was licensed for use at 15 customer sites.

Selling our full suite of medication management products (WORx, MediMAR, MediCOE and MediREC) is a complex process involving multiple hospital departments.   On the other hand, Ascend requires substantially smaller financial commitments from customers and is priced based on a subscription pricing model.  Consequently, we anticipate that sales of the Ascend software products will generally have shorter sales cycles than sales of the full suite of medication management products.

We generate revenue from medication management software sales, professional services and post-contract support.  Support contracts accounted for 52%, 49%, and 51%, of the total revenue from medication management operations for the 2012, 2011 and 2010 fiscal years, respectively.

Through two acquisitions consummated in December 2009 and an acquisition in April 2011, Mediware greatly increased our presence in the alternate care market.  In fiscal 2010, Mediware formed the ACS business unit to capitalize on the growing strength of its product offerings.  Our product offerings currently include: home infusion software, specialty pharmacy software, home/durable medical equipment software, and home healthcare software, as well as billing and collections services that are focused on the alternate care markets. These offerings are largely the combination of the home infusion offering that Mediware acquired in 2008 and the home infusion, specialty pharmacy and alternate care products acquired in December 2009 and April 2011.  Mediware integrated the home/durable medical equipment, home health, home infusion, and billing and collections businesses acquired from CareCentric, Inc. with its existing ACS business.

Our United Kingdom operating business is JAC.  JAC’s product offering includes Pharmacy Management System and Electronic Prescribing module.  The Electronic Prescribing module has been installed in approximately 20 U.K. customer sites as of June 30, 2012.  The installed base of the Company’s Pharmacy stock control system includes approximately 50% of the trusts within National Health Service (“NHS”).

Through a business acquisition in April 2012, we added the Cyto Management System (“CMS”) to our portfolio of products.  The CMS software is currently deployed in Holland and Belgium and provides healthcare organizations a chemotherapy management solution to track patients, manage highly individualized medication-based treatment plans and help control costs and report outcomes associated with cancer therapies.  The software utilizes a multilingual language platform that facilitates configuration for new international markets.  We believe that the CMS software provides us the opportunity to enhance our systems and services offerings in JAC’s current markets and to enter new markets.  The CMS software has been installed in approximately five customer sites as of June 30, 2012.

Performance Management Products

Through a business acquisition in June 2009, Mediware added the InSight software system to its portfolio of products.  The InSight system is a business and clinical intelligence software package used in more than 100 hospitals at June 30, 2012.  We have created a focused product strategy to make an entry level version of the InSight performance management software easily accessible and available to the users of our core products.  We generate revenue from InSight software sales, professional services and post-contract support.  Support contracts accounted for 35%, 59% and 41% of total performance management revenues in the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Industry and Regulation

We believe that our customers’ recent capital investment decisions have been, and future decisions will be, impacted by recently enacted federal laws.  Of specific importance to near term investment is ARRA, which became effective in 2009.  This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  The HITECH Act, a part of ARRA, provides roughly $2 billion in ‘jump start’ funding that the Department of Health and Human Services is to distribute over a two year time frame beginning in 2011.  ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the ‘meaningful use’ of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.

The government spending is intended to reduce inefficiencies and improve patient care through the use of technologies. ARRA, and specifically the HITECH Act, increases the pressure on hospitals and care providing institutions to adopt technology.  The HITECH Act provides funding for facilities to launch improvement projects associated with key information technologies. Qualifying hospitals can receive payments over a period of approximately four or five years beginning in 2011 based on their use of certified health information technology systems.   The HITECH Act also provides financial penalties to hospitals by reducing Medicare reimbursement payments for hospitals that do not comply with certain usage requirements by 2015.

While Mediware does not believe that it has benefited materially from these government initiatives and may see longer sales cycles as a result of the programs, the Company believes that the additional government spending on healthcare information technology and other health reform legislation will stimulate spending across a broad range of healthcare information technology projects. Over time we expect these initiatives to create new opportunities, to expand the use of Mediware solutions and to have a positive impact on the Company.  WORx has been certified so that our customers receive the full benefit of the HITECH Act, Ascend has not been certified.  Mediware has applied for such certification but there can be no assurance when such certification will be received if at all.  We do not believe that this absence of certification has adversely affected sales of Ascend through June 30, 2012.  However, if we fail to achieve the appropriate certification standards, we could face adverse consequences as its customers look to other certified vendors.

We do not currently expect the Patient Protection, passed in 2010, to have a material impact on our business.  Beginning in calendar 2013, the Affordable Care Act provides that a tax in an amount equal to 2.3 percent of the price for which a manufacturer sells its medical devices will have to be paid by each medical device manufacturer.  Because we license medical devices (including our HCLL and LifeTrak software products), we may be impacted by this tax.

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

Our business strategy includes the possibility of growth through acquisitions and other corporate transactions.  We consummated two strategic acquisitions in fiscal 2012, one strategic acquisition in fiscal 2011, and three strategic acquisitions in fiscal 2010.  We believe that the acquisitions are an effective means to grow our business when existing products experience little growth.  We also believe that these acquisitions offer good return on investment.  There can be no assurance that we will be able to identify future strategic partners or reach mutually agreeable terms for a transaction if any such partners are identified.

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

Revenue Recognition

The Company derives revenue from licensing its proprietary applications software and sublicensed software, sale of computer hardware, transaction fees from software use, and the services performed related to the installation, configuration, training, consultation and ongoing support of the software.  Software license revenue that is not subscription or term license-based is generally recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, vendor-specific objective evidence of the selling price of any undelivered element exists, and no other significant obligations on the part of the Company remain.  For its subscription products, Mediware recognizes start-up fee revenue upon completion of the customer installment and configuration services associated with the fee.  Monthly subscription fees for software and maintenance are recognized ratably over the subscription period.  The Company combines the software and maintenance associated with the subscription fee into a single element for purposes of applying revenue recognition principles, as the Company does not sell software subscriptions or maintenance services on a standalone basis.  Revenue from the sale of hardware is generally recognized upon shipment.  Fees for installation, training and consultation are recognized as the services are provided.  Support and maintenance fees, typically sold on an annual renewal basis, are recognized ratably over the period of the support contract.

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

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized.  Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards.   Misjudgments or errors by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse effect on the Company’s future revenues and operating results.

The Company is recognizing revenues for large, fixed fee contracts, and for contracts requiring significant customization of the software or services that are essential to the functionality of the software, on a percentage of completion basis based upon the ratio of the effort completed during the reporting period compared to its estimate of the total effort required to complete the project.  Percentage-of-completion is measured based primarily on input measures such as hours incurred to date compared to estimated total hours at completion, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if expected to be incurred upon project completion.  The Company is required to recognize the entire anticipated loss immediately as soon as it becomes evident.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

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

The Company reports capitalized software costs at the lower of unamortized cost or net realizable value.  Net realizable value for capitalized software costs for each product or enhancement is determined by subtracting the estimated costs of completing and disposing of the product from the estimated future revenue of the product.  These estimates are based on available information, including product life cycles, past history and market for the products or enhancement, the market share the Company expects to achieve, current and future pricing of the products, the existing customer base, and other factors unique to each product.  We test capitalized software costs for impairment at least annually and more often if events and circumstances warrant.  If the carrying value exceeds its net realizable value, impairment is deemed to have occurred and the carrying value is written down to the net realizable value.

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

Goodwill and Other Intangible Assets

Goodwill and identifiable intangible assets are tested for impairment at least annually or more often if events and circumstances warrant.  The Company evaluates goodwill for impairment by comparing the fair value of the Company, a single reporting unit, to its carrying value including goodwill.  We use a combination of the income approach and two market methods under which we calculate the estimated fair value.  Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors.  No impairment was indicated as of June 30, 2012.  Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment. As of June 30, 2012, management believes no such impairment has occurred.

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Business acquisitions involving goodwill include:

•	Digimedics Corporation (May 1990);
•	Informedics, Inc. (September 1998);
•	Certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions(June 1996);
•	Certain assets of Integrated Marketing Solutions LLC (October 2007);
•	Certain assets of Hann’s On Software, Inc (November 2008);
•	Certain assets of SciHealth, Inc. (June 2009);
•	Certain assets of Advantage Reimbursement, Inc. (December 2009);
•	Healthcare Automation, Inc. (December 2009);
•	Certain assets of CareCentric, Inc. (April 2011);
•	Certain assets of Transtem (January 2012); and
•	Assets of Cyto Management System (April 2012).

Goodwill was reduced by the recognition of related income tax benefits.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors in accordance with current accounting guidance.  Under fair value recognition provisions, share-based compensation cost is measured at the grant date based on the value of the award.  This value is expensed ratably over the vesting period for time-based awards and when the achievement of performance goals is probable in our opinion for performance-based awards.  Determining the fair value of share-based awards at the grant date requires judgment; including volatility, expected terms, estimating the amount of share-based awards that are expected to be forfeited, and the likelihood of achieving performance or market conditions if present.  If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

Results of Operations

Fiscal Year Ended June 30, 2012, Compared to Fiscal Year Ended June 30, 2011

Total revenue amounted to $64,601,000 for fiscal 2012 compared to $55,523,000 for fiscal 2011, an increase of $9,078,000 or 16%.   The change in revenue is largely due to increased system sales and services for blood and biologics management products and incremental revenues associated with our ACS business acquired in April 2011, partially offset by lower system sales and services revenues from the WORx product line and fewer JAC system sales.  Blood and biologics management products and services recorded total revenue of $27,820,000 during fiscal 2012, representing an increase of $5,921,000 or 27% compared to $21,899,000 in fiscal 2011.  Medication management products and services recorded an increase in total revenue of $2,758,000 or 9% to $34,239,000 in fiscal 2012 compared to $31,481,000 in fiscal 2011.  JAC’s contribution to total revenues of medication management products and services revenue was $6,746,000 during fiscal 2012, representing a decrease of $3,000 compared to $6,749,000 in fiscal 2011.  Performance management products and services recorded total revenues of $1,922,000 in the fiscal 2012 compared to $1,446,000 in fiscal 2011.

System sales revenue, which includes revenue derived from proprietary software, third party software and hardware and subscriptions totaled $17,620,000 for fiscal 2012, an increase of $3,207,000, or 22%, from $14,413,000 recorded in fiscal 2011.  System sales for blood and biologics management products increased to $9,077,000 for fiscal 2012 compared to $6,161,000 for fiscal 2011, a $2,916,000 or 47% increase. This increase is primarily attributable to HCLL license fees, including software purchased by the MHS.  System sales for medication management products decreased to $7,532,000 in fiscal 2012 compared to $7,855,000 in fiscal 2011, a decrease of $323,000 or 4%.  The decrease is due primarily to decreased WORx and JAC system sales, partially offset by incremental system sales from the ACS business acquired in April 2011.  JAC recorded system sales of $1,539,000 in fiscal 2012 compared to $2,320,000 in fiscal 2011.  System sales revenue for performance management was $1,011,000 and $397,000 for fiscal 2012 and 2011, respectively.  System sales revenue comprised 27% of total revenue in fiscal 2012 compared to 26% in fiscal 2011.

Service revenue, which includes post contract support revenues, implementation services, maintenance services, including our “maintenance plus” program, billing and collection services, reimbursable travel costs, and promotional services increased $5,871,000, or 14%, to $46,981,000 in fiscal 2012 compared to $41,110,000 for fiscal 2011.  Service revenue for the blood and biologics management products totaled $18,743,000 for fiscal 2012 representing an increase of $3,005,000, or 19%, compared to $15,738,000 in fiscal 2011.  The increase primarily reflects implementation revenue for our HCLL software related to the project with the MHS.  Service revenue for the medication management products increased $3,081,000, or 13%, to $26,707,000 in fiscal 2012 compared to $23,626,000 for fiscal 2011.  This increase reflects incremental revenues from our ACS business acquired in April 2011, partially offset by lower services revenues from the WORx product line.  Service revenue for JAC increased $778,000, or 18% to $5,207,000 in fiscal 2012 compared to $4,429,000 in fiscal 2011.  Service revenue for performance management products was $911,000 and $1,049,000 for fiscal 2012 and 2011, respectively.

Cost of system sales includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by the Company as part of its integrated system offerings. Cost of system sales can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of system sales increased $1,563,000, or 64%, to $4,000,000 during fiscal 2012 compared to $2,437,000 in fiscal 2011.  The gross margin earned on system sales, excluding amortization of capitalized software costs, was 77% in fiscal 2012 compared to 83% in fiscal 2011.  The decrease in gross margin is primarily due to an increase in the sale of lower margin third party products including hosting services and third party software during fiscal 2012 compared to fiscal 2011.

Cost of services relates to ongoing support and maintenance services and implementation services and includes the salaries of client service personnel and direct expenses of the client service departments.  Cost of services increased $1,650,000, or 10%, to $17,646,000 during fiscal 2012 as compared to $15,996,000 in fiscal 2011.  The increase in cost of services is primarily attributed to incremental costs associated with our ACS business acquired in April 2011.  Gross margin on service revenue increased to 62% in fiscal 2012 from 61% in fiscal 2011.

Amortization of capitalized software decreased $538,000, or 12%, to $4,048,000 in fiscal 2012 compared to $4,586,000 in fiscal 2011.  The decrease occurred as past software development efforts became fully amortized.

Expenditures for software development include both capitalizable and non-capitalizable development projects.  Total expenditures for software development were $11,395,000 in fiscal 2012 compared to $9,621,000 in fiscal 2011, an increase of $1,774,000, or 18%.  This increase is due largely to incremental costs associated with our ACS business acquired in April 2011.  Software development costs expensed during the period increased $1,264,000, or 28%, to $5,742,000 in fiscal 2012 compared to $4,478,000 in fiscal 2011.  The increase was due to a shift in the mix and timing of projects subject to capitalization. The Company expects to maintain its current investment in product development in the near term.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses and acquired intangibles amortization.  Mediware includes within SG&A: bad debt expense; legal, accounting and professional fees; administrative salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses increased $2,939,000, or 15%, to $22,025,000 in fiscal 2012 compared to $19,086,000 in fiscal 2011.  This increase primarily reflects incremental costs associated with our ACS business acquired in April 2011 and increased professional fees. As a percentage of revenue, SG&A was 34% for both fiscal 2012 and fiscal 2011.

Income tax expense increased $986,000 to $3,591,000 during fiscal 2012 compared to $2,605,000 in fiscal 2011.  Income taxes increased primarily as a result of higher operating income in the fiscal 2012 period.  The effective income tax rate in fiscal 2012 was 32% compared to 29% in fiscal 2011.  Research and development tax credits were taken in the both periods, however the Company recognized research and development tax credits in fiscal 2011 for the full calendar year 2010 upon the passage of the Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

Net income during fiscal 2012 was $7,545,000, compared to $6,292,000 during fiscal 2011, resulting in an increase of net income of $1,253,000, or 20%.   The incremental operating income associated with blood and biologics management products and services and our acquired ACS business was partially offset by an increase in SG&A expense and increased software development expenditures.

Fiscal Year Ended June 30, 2011, Compared to Fiscal Year Ended June 30, 2010

Total revenue amounted to $55,523,000 for fiscal 2011 compared to $47,616,000 for fiscal 2010, an increase of $7,907,000 or 17%.   The increase was largely due to service revenues associated with the medication management businesses we acquired in December 2009 and April 2011, and also due to system sales for blood and biologics management products.  Blood and biologics management products and services recorded total revenue of $21,899,000 during fiscal 2011, representing an increase of $2,571,000 or 13% compared to $19,328,000 in fiscal 2010.  Medication management products and services recorded an increase in total revenue of $5,766,000 or 22% to $31,481,000 in fiscal 2011 compared to $25,715,000 in fiscal 2010.  The increase was largely a result of the incremental revenue associated with the acquired medication management businesses which contributed to our results for only a portion of fiscal 2010, in addition to the incremental revenue related to the medication management business acquired in April 2011.  JAC’s contribution to total revenues of medication management products and services revenue was $6,749,000 during fiscal 2011, representing an increase of $402,000 or 6%, compared to $6,347,000 in fiscal 2010.  Performance management products and services recorded total revenues of $1,446,000 in the fiscal 2011 compared to $1,707,000 in fiscal 2010.

System sales revenue totaled $14,413,000 for fiscal 2011, an increase of $3,495,000, or 32%, from $10,918,000 recorded in fiscal 2010.  System sales for blood and biologics management products increased to $6,161,000 for fiscal 2011 compared to $4,580,000 for fiscal 2010, a $1,581,000 or 35% increase. The increase was primarily attributable to license fees associated with LifeTrak® and HCLL software purchased by the MHS, partially offset by fewer BloodSafe™ system sales in fiscal 2011 compared to fiscal 2010. System sales for medication management products increased to $7,855,000 in fiscal 2011 compared to $5,742,000 in fiscal 2010, an increase of $2,113,000 or 37%.  This increase reflected incremental revenues associated with the ACS businesses we acquired in December 2009 and April 2011, as well as increased system sales for Ascend.  JAC recorded system sales of $2,320,000 in fiscal 2011 compared to $2,285,000 in fiscal 2010.  System sales revenue for performance management was $397,000 and $541,000 for fiscal 2011 and 2010, respectively.

Service revenue increased $4,412,000, or 12%, to $41,110,000 in fiscal 2011 compared to $36,698,000 for fiscal 2010.  Service revenue for the blood and biologics management products totaled $15,738,000 for fiscal 2011 representing an increase of $990,000, or 7%, compared to $14,748,000 in fiscal 2010.  The increase primarily reflects implementation revenue for our LifeTrak® software related to the project with the MHS, partially offset by a decrease in implementation revenue for our HCLL software associated with the sunset of our legacy systems that were completed in fiscal 2010.  Service revenue for the medication management products increased $3,653,000, or 18%, to $23,626,000 in fiscal 2011 compared to $19,973,000 for fiscal 2010.  This increase was a result of the incremental revenues associated with the ACS businesses we acquired in December 2009 and April 2011 and increased support revenue, partially offset by lower services revenues from the WORx product line.  Service revenue for JAC increased $367,000, or 9% to $4,429,000 in fiscal 2011 compared to $4,062,000 in fiscal 2010.  Service revenue for performance management products was $1,049,000 and $1,166,000 for fiscal 2011 and 2010, respectively.

Cost of system sales increased $64,000, or 3%, to $2,437,000 during fiscal 2011 compared to $2,373,000 in fiscal 2010.  The gross margin earned on system sales, excluding amortization of capitalized software costs, was 83% in fiscal 2011 compared to 78% in fiscal 2010.   The increase in gross margin was primarily due to an improvement in the mix of higher margin proprietary system sales relative to lower margin third party sales during fiscal 2011 compared to fiscal 2010.

Cost of services increased $2,738,000, or 21%, to $15,996,000 during fiscal 2011 as compared to $13,258,000 in fiscal 2010. The increase in cost of services was primarily attributed to incremental costs associated with our business acquisitions in medication management.  Gross margin on service revenue decreased to 61% in fiscal 2011 from 64% in fiscal 2010.

Amortization of capitalized software decreased $380,000, or 8%, to $4,586,000 in fiscal 2011 compared to $4,966,000 in fiscal 2010.  The decrease occurred as past software development efforts became fully amortized.

Total expenditures for software development were $9,621,000 in fiscal 2011 compared to $8,736,000 in fiscal 2010, an increase of $885,000, or 10%.  This increase was due largely to our efforts in the first three quarters of fiscal 2011 to further expand our product offerings into the blood plasma market.  Software development costs expensed during the period decreased $438,000, or 9%, to $4,478,000 in fiscal 2011 compared to $4,916,000 in fiscal 2010.  The decrease was due to a shift in the capitalization rate driven by the mix and timing of projects.

SG&A expenses increased $1,600,000, or 9%, to $19,086,000 in fiscal 2011 compared to $17,486,000 in fiscal 2010.  The increase in SG&A expense was primarily related to an increase in stock-based compensation expense and increased amortization of intangible assets due to the business acquisitions in December 2009 and April 2011.  The increase was also due, although to a less significant extent, to changes in facility costs and marketing expenses. As a percentage of revenue, SG&A was 34% and 37% for fiscal 2011 and fiscal 2010, respectively.

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

Net income during fiscal 2011 was $6,292,000, compared to $3,242,000 during fiscal 2010, resulting in an increase of net income of $3,050,000, or 94%.   The increase in net income was primarily due to increased software sales, the incremental operating income with the ACS businesses we acquired in December 2009 and April 2011, combined with decreased amortization of capitalized software costs and an increased rate of capitalization of software development expenditures.

Liquidity and Capital Resources at June 30, 2012 and 2011

As of June 30, 2012, Mediware had cash and cash equivalents of $40,155,000 compared to $29,987,000 at June 30, 2011.  A portion of the Company’s cash and cash equivalents resides outside of the United States.  Repatriation of these funds could be negatively impacted by taxes.  Working capital was $31,698,000 and $24,745,000 at June 30, 2012 and June 30, 2011, respectively.  Our current ratio was 2.3 and 1.9 at June 30, 2012 and 2011, respectively.   Other than deferred tax liabilities, the Company does not have material capital lease obligations, purchase obligations, or long-term liabilities.

Cash provided by operating activities was $18,796,000 during fiscal 2012 compared to $14,935,000 during fiscal 2011.   The increase in cash provided by operating activities is primarily due to increased net income and changes in working capital.  In particular, accounts receivable decreased $6,157,000 during the fiscal year while accounts payable, accrued expenses and deferred revenues decreased $3,055,000.  These changes were largely due to decreases in receivables and deferred revenue related to our MHS contracts.

Cash used in investing activities was $9,122,000 during fiscal 2012 compared to $9,021,000 during fiscal 2011.  The change is primarily attributable to increased capitalized software costs and fixed asset purchases, largely offset by decreased payments for the acquisition of businesses.  Cash used for acquisitions was $2,701,000 and $3,584,000 for fiscal 2012 and fiscal 2011, respectively.

Cash provided by financing activities was $654,000 during fiscal 2012 compared to $452,000 during fiscal 2011.  The change is primarily attributable to increased proceeds received from option exercises and increased tax benefits from option exercises and vesting of restricted stock in fiscal 2012 compared to fiscal 2011.  These were partially offset by additional repurchases of common stock in connection with the vesting of restricted stock in fiscal 2012 compared to fiscal 2011.

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

Tabular Disclosure of Contractual Obligations

The Company's contractual obligations at June 30, 2012 for operating leases are as follows:

Contractual Obligations
(amounts in thousands)

	Total	2013	2014	2015	2016	2017	After 2017
Operating Lease Obligations	$4,658	$1,190	$831	$797	$721	$601	$518

The Company does not have any material capital lease obligations, purchase obligations or other long-term liabilities.

Recently Issued Accounting Guidance

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08).  Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is greater than its carrying amount, performing the current two-step impairment test is not required.  The guidance also includes a number of events and circumstances that an entity needs to consider in conducting the qualitative assessment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, if an entity has not yet issued financial statements for the most recent annual or interim period, provided the entity has not yet performed its annual impairment test.  The adoption of this guidance did not have a material impact on our financial statements.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), to simplify the testing for a drop in value of intangible assets such as trademarks, patents and distribution rights.  Under ASU No. 2012-02, an entity has the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to the quantitative impairment test in ASC 350-30 under which it would calculate the asset’s fair value.  When performing the qualitative assessment, the entity must evaluate events and circumstances that may affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  We do not expect this guidance to have a material impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Mediware is subject to market risks from foreign currency fluctuations due to the operations of Mediware’s European businesses.  During the last three years, Mediware has not held derivative instruments or engaged in other hedging transactions to reduce its exposure to such risks.

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which Mediware’s European businesses operate affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of Mediware’s international net assets reported in United States dollars.

These exposures may impact future earnings or cash flows.  Revenue from business conducted in Europe represented approximately 11% of Mediware’s consolidated revenue in fiscal 2012 and 12% of Mediware’s consolidated revenue in fiscal 2011.  The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.  These changes, if material, could cause Mediware to adjust its financing and operating strategies.  Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors.  As foreign exchange rates change, translation of the income statements of Mediware’s European businesses into U.S. dollars affects year-over-year comparability of operating results.  Any foreign currency impact on translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Mediware’s net income for fiscal year 2012 was not materially impacted by foreign currency movement.

Item 8. Financial Statements and Supplemental Data.

The Financial Statements and Notes required by this Item are included in this Report starting on page 38.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Item 9B. Other Information.

None.

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

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1.     Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2012, 2011, and 2010

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2012, 2011 and 2012

Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Schedule II – Valuation and Qualification Accounts

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, filed on July 3, 1996.
3.2	Certificate of Amendment of the Certificate of Incorporation.	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, filed on October 4, 2004.
3.3	By-laws	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K, filed September 7, 2011.
10.5	Form 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Plan Agreement.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, filed on September 2, 2005.
10.6	Form of Amendment to 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K, filed on March 25, 2005.
10.7	Employment Agreement dated as of April 18, 2003 between Mediware Information Systems, Inc. and Robert Tysall-Blay.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on October 25, 2005.
10.8	Employment Agreement effective as of September 1, 2009 between Mediware Information Systems, Inc. and Alan Wittmer.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K, filed on September 9, 2009.
10.11	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and Thomas K. Mann.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 13, 2010.
10.12	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and John M. Damgaard.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 13, 2010.
10.13	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and Robert C. Weber.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on May 13, 2010.
10.14	Mediware Information Systems, Inc. 2011 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 2, 2011.
10.15	Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed December 2, 2011.
10.16	Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed December 2, 2011.
10.17	Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed December 2, 2011.
10.18	Employment Agreement, dated as of February 15, 2012, between Mediware Information Systems, Inc. and Robert Watkins.	Incorporated by reference to Exhibit 10.5 to the Quarter Report on Form 10-Q, filed on February 7, 2012.
10.19	Amendment dated as of August 30, 2012 to the Employment Agreement made effective as of May 7, 2010 between Mediware Information Systems, Inc. and Thomas K. Mann.
10.20	Amendment dated as of August 30, 2012 to the Restricted Stock Agreement made as of May 1, 2010, by and between Mediware Information Systems, Inc. and Thomas K. Mann.
10.21	Amendment dated as of August 30, 2012 to the Employment Agreement entered into on May 7, 2010, and made effective as of June 1, 2010 between Mediware Information Systems, Inc. and John M. Damgaard.
10.22	Amendment dated as of August 30, 2012 to the Restricted Stock Agreement made as of May 7, 2010, by and between Mediware Information Systems, Inc. and John M. Damgaard.
10.23	Amendment dated as of August 30, 2012 to the Employment Agreement entered into on May 7, 2010 and made effective as of May 1, 2010 between Mediware Information Systems, Inc. and Robert C. Weber.
10.24	Amendment dated as of August 30, 2012 to the Restricted Stock Agreement made as of May 1, 2010, by and between Mediware Information Systems, Inc. and Robert C. Weber.
10.25	Amendment dated as of August 30, 2012 to the Employment Agreement made effective as of February 2, 2012 between Mediware Information Systems, Inc. and Robert Watkins.
10.26	Amendment dated August 30, 2012 to the Performance-Based Non-Qualified Stock Option Award Agreement dated February 2, 2012, by and between Mediware Information Systems, Inc. and Robert Watkins.
10.27	Amendment dated as of August 30, 2012 to the Employment Agreement made effective as of February 2, 2012 between Mediware Information Systems, Inc. and Alan Wittmer.
10.28	Amendment dated as of August 30, 2012 to the Employment Agreement made effective as of February 2, 2012 between Mediware Information Systems, Inc. and Alan Wittmer.

11	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share.
21	List of Subsidiaries.
23	Consent of EisnerAmper LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIWARE INFORMATION SYSTEMS, INC.

Date: September 11, 2012	BY:	/s/ T. KELLY MANN
T. KELLY MANN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ T. KELLY MANN	President, Chief Executive Officer & Director	September 11, 2012
T. KELLY MANN	(Principal Executive Officer)

/s/ ROBERT W. WATKINS	Chief Financial Officer	September 11, 2012
ROBERT W. WATKINS	(Principal Financial and Accounting Officer)

/s/ LAWRENCE AURIANA	Chairman of the Board	September 11, 2012
LAWRENCE AURIANA

/s/ ROGER CLARK	Director	September 11, 2012
ROGER CLARK

/s/ DR. JOHN GORMAN	Director	September 11, 2012
DR. JOHN GORMAN

/s/ RICHARD GRECO	Director	September 11, 2012
THE HONORABLE RICHARD GRECO

/s/ IRA NORDLICHT	Director	September 11, 2012
IRA NORDLICHT

/s/ ROBERT SANVILLE	Director	September 11, 2012
ROBERT SANVILLE

/s/ PHILIP COELHO	Director	September 11, 2012
PHILIP COELHO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Mediware Information Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mediware Information Systems, Inc. (the “Company”) as of June 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2012. Our audits also included the financial statement schedule, Schedule II – Valuation and Qualifying Accounts, for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediware Information Systems, Inc. as of June 30, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ EisnerAmper LLP
New York, New York
September 10, 2012

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	June 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$40,155	$29,987
Accounts receivable (net of allowance of $1,854 in 2012 and $1,434 in 2011)	12,773	19,831
Inventories	1,045	408
Deferred income taxes	1,038	866
Prepaid expenses and other current assets	1,215	1,302

Total current assets	56,226	52,394

Fixed assets, net	1,232	1,060
Capitalized software costs, net	14,506	12,909
Goodwill, net	13,338	13,587
Other intangible assets, net	7,774	6,774
Other long-term assets	118	86

Total Assets	$93,194	$86,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,715	$1,134
Deferred revenue	16,096	20,975
Income taxes payable	1,097	757
Accrued expenses and other current liabilities	4,620	4,783

Total current liabilities	24,528	27,649

Deferred income taxes	4,535	4,189

Total liabilities	29,063	31,838

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common stock, $.10 par value; authorized 25,000,000 shares; 8,865,000 and 8,693,000 shares issued as of June 30, 2012 and 2011, respectively	887	869
Additional paid-in capital	38,146	36,069
Treasury stock, 629,000 and 608,000 shares at June 30, 2012 and 2011, respectively	(3,956)	(3,698)
Retained earnings	29,516	21,971
Accumulated other comprehensive loss	(462)	(239)
Total stockholders' equity	64,131	54,972

Total Liabilities and Stockholders' Equity	$93,194	$86,810

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (in thousands, except earnings per share data)

	For the Years Ended June 30,
	2012	2011	2010
Revenue:
System sales	$17,620	$14,413	$10,918
Services	46,981	41,110	36,698

Total revenue	64,601	55,523	47,616

Cost and Expenses:
Cost of system sales (1)	4,000	2,437	2,373
Cost of services (1)	17,646	15,996	13,258
Amortization of capitalized software costs	4,048	4,586	4,966
Software development costs	5,742	4,478	4,916
Selling, general and administrative	22,025	19,086	17,486

Total costs and expenses	53,461	46,583	42,999

Operating income	11,140	8,940	4,617

Net interest and other (expense) income	(4)	(43)	41

Income before income taxes	11,136	8,897	4,658
Income tax expense	(3,591)	(2,605)	(1,416)

Net income	7,545	6,292	3,242

Other comprehensive (loss) income:
Foreign currency translation adjustment	(223)	200	(249)

Comprehensive income	$7,322	$6,492	$2,993

Net income per Common Share
Basic	$0.92	$0.79	$0.41
Diluted	$0.90	$0.77	$0.41

Weighted Average Common Shares Outstanding
Basic	8,178	8,012	7,838
Diluted	8,415	8,193	7,958

(1)  Excludes amortization of capitalized software costs

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2012, 2011 and 2010
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2009	8,283	$828	$32,325	$(3,503)	$12,437	$(190)	$41,897
Exercise of stock options	183	18	910				928
Stock based compensation expense	91	9	706				715
Tax benefit related to stock-based compensation			167				167
Foreign currency translation adjustment						(249)	(249)
Net income					3,242		3,242
Balance at June 30, 2010	8,557	855	34,108	(3,503)	15,679	(439)	46,700
Exercise of stock options	62	6	519				525
Issuance of common stock on vesting of restricted shares	74	8	(8)				-
Repurchase of common stock				(195)			(195)
Stock based compensation expense			1,328				1,328
Tax benefit related to stock-based compensation			122				122
Foreign currency translation adjustment						200	200
Net income					6,292		6,292
Balance at June 30, 2011	8,693	869	36,069	(3,698)	21,971	(239)	54,972
Exercise of stock options	86	9	570				579
Issuance of common stock on vesting of restricted shares	81	8	(8)				-
Stock issued as bonus	5	1	53				54
Repurchase of common stock (21 shares)				(258)			(258)
Stock based compensation expense			1,129				1,129
Tax benefit related to stock-based compensation			333				333
Foreign currency translation adjustment						(223)	(223)
Net income					7,545		7,545
Balance at June 30, 2012	8,865	$887	$38,146	$(3,956)	$29,516	$(462)	$64,131

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	For the Years Ended June 30,
	2012	2011	2010
Cash Flows From Operating Activities
Net income	$7,545	$6,292	$3,242
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation and amortization	6,544	6,514	6,697
Loss on disposal of fixed assets	3	21	11
Deferred tax provision	173	(126)	(497)
Stock based compensation expense	1,129	1,328	715
Provision for doubtful accounts	891	561	583
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,157	(5,895)	(1,807)
Inventories	(639)	(22)	(180)
Prepaid expenses and other assets	48	(219)	230
Accounts payable, accrued expenses and deferred revenues	(3,055)	6,481	2,807
Net cash provided by operating activities	18,796	14,935	11,801

Cash Flows From Investing Activities
Acquisition of fixed assets	(768)	(294)	(223)
Capitalized software costs	(5,653)	(5,143)	(3,820)
Acquisition of businesses, net of cash acquired	(2,701)	(3,584)	(6,081)
Net cash used in investing activities	(9,122)	(9,021)	(10,124)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	579	525	928
Excess tax benefits from exercise of stock options and vesting of restricted stock	333	122	167
Repurchase of common stock	(258)	(195)	-
Net cash provided by financing activities	654	452	1,095

Effect of exchange rate changes on cash and cash equivalents	(160)	281	(297)

Net change in cash and cash equivalents	10,168	6,647	2,475
Cash and cash equivalents at beginning of year	29,987	23,340	20,865
Cash and cash equivalents at end of year	$40,155	$29,987	$23,340

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,748	$2,858	$2,118

Supplemental disclosures of noncash investing and financing activities:
Reduction of goodwill recorded for tax benefit of related amortization	$-	$232	$232

See Notes to Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
Mediware Information Systems, Inc. and subsidiaries (“Mediware” or the “Company”) develops, markets, licenses, implements and supports clinical management and performance management information software systems used primarily by hospitals, long-term care, alternative care, and behavioral health facilities and blood and blood plasma centers.  The Company's systems are generally designed to automate certain clinical departments of a hospital, namely, the blood bank and pharmacy, to serve blood and plasma centers and other health facilities and to provide performance information to hospital management.  A system consists of the Company's proprietary application software, third-party licensed software, computer hardware and implementation services, training and annual software support.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Mediware Information Systems, Inc. and its wholly owned subsidiaries, Mediware Blood Management LLC, Mediware Medication Management LLC, Mediware Clinical Management LLC, Mediware Alternate Care Solutions, Inc., Advantage Reimbursement LLC, Mediware Information Systems, BV (“Mediware BV”), Digimedics Corporation, Informedics, Inc. and Digimedics Corporation’s wholly owned subsidiary JAC Computer Services, Ltd. (“JAC”).  All significant inter-company transactions and balances have been eliminated in consolidation.  Certain costs previously included within cost of system sales are included within costs of services for the period ended June 30, 2012.  Prior periods have been reclassified to conform to current period presentation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates.  The Company’s significant areas of estimation include determining the allowance for uncollectible accounts, revenues to be recognized, valuing certain accrued liabilities and determining whether the carrying value of goodwill and capitalized software development costs is impaired.

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

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized.  Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards.  Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse effect on the Company’s future revenues and operating results.

The Company is recognizing revenues for large, fixed fee contracts, and for contracts requiring significant customization of the software or services that are essential to the functionality of the software, on a percentage of completion basis based upon the ratio of the effort completed during the reporting period compared to its estimate of the total effort required to complete the project.  Percentage-of-completion is measured based primarily on input measures such as hours incurred to date compared to estimated total hours at completion, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if expected to be incurred upon project completion.  The Company is required to recognize the entire anticipated loss immediately as soon as it becomes evident.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

Advertising Costs
Costs of advertising are expensed as incurred and amounted to $914,000, $772,000 and $685,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
The Company extends payment terms to customers who meet pre-established credit requirements.  Generally, the Company does not require collateral when trade credit is granted to customers.  Accounts receivable represent recorded revenues that have been billed or that are billable at future dates under the terms of a contract with a client. Billings and other consideration received on contracts in excess of related revenues recognized are recorded as advances from customers within deferred revenue.

Accounts receivable consisted of the following at June 30 (in thousands):

	2012	2011
Billed, net	$10,798	$16,822
Unbilled	1,975	3,009
Total accounts receivable, net	$12,773	$19,831

Allowance for Doubtful Accounts
The Company sells its products directly to end-users, generally requiring an up-front payment with the remaining payments due over time when not subscription-based.  Receivables from customers are generally unsecured.  The Company regularly monitors its customer account balances and actively pursues collections on past due balances.

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

	2012	2011
Software Licenses	$953	$278
Computer Hardware	92	130
	$1,045	$408

Fixed Assets
Furniture, equipment and leasehold improvements are recorded at cost. Depreciation for furniture and equipment is provided on the straight-line method over their estimated useful lives, which are generally three to five years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease period.

Capitalized Software Costs

Capitalized computer software costs consist of expenses incurred in creating and developing computer software products. In accordance with GAAP, once technological feasibility has been established the costs associated with software development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on estimated current and future revenue for each product with an annual minimum equal to the straight-line amortization over the estimated economic life of the software, which ranges from five to seven years. Amortization expense for the years ended June 30, 2012, 2011 and 2010 was $4,048,000, $4,586,000 and $4,966,000, respectively.  Capitalized software costs consisted of the following activity (in thousands):

	For the Year Ended June 30,
	2012	2011
Beginning of year	$62,923	$57,780
Additions	5,653	5,143
	68,576	62,923
Less accumulated amortization	(54,070)	(50,014)
	$14,506	$12,909

Goodwill and Other Intangible Assets
Accounting guidance requires that goodwill and identifiable intangible assets be tested for impairment at least annually or more often if events and circumstances warrant.  The Company evaluates goodwill for impairment by comparing the fair value of the Company, a single reporting unit, to its carrying value including goodwill.  To determine fair value in the current evaluation the Company used a combination of two market approaches and the income approach under which the Company calculates fair value based on the estimated discounted cash flow method as well as other generally accepted methodologies.  The Company’s cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors.  The Company also considered its market capitalization.  No impairment was indicated by the Company’s analysis as of June 30, 2012.   Accounting guidance also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment.  As of June 30, 2012, management believes no such impairment has occurred.

Goodwill represents the excess of purchase price over the fair value of the assets acquired. These business acquisitions include Digimedics Corporation in May 1990, Informedics, Inc. in September 1998, certain assets of Information Handling Services Group, including its Pharmakon and JAC divisions, in June 1996, certain assets of Integrated Marketing Solutions, LLC (“IMS”) in October 2007, certain assets of Hann’s On Software, Inc. (“HOS”) in November 2008,  certain assets of SciHealth, Inc. in June 2009, certain assets of Advantage Reimbursement, Inc. (“ARI”) and the stock of Healthcare Automation, Inc. (“HAI”) acquired in December 2009, certain assets of CareCentric, Inc. acquired in April 2011, certain assets of Transtem, LLC, acquired in January 2012 and assets associated with Cyto Management System (“CMS”) acquired in April 2012.

Goodwill was reduced by certain income tax benefits amounting to $232,000 for each of the years ending June 30, 2011 and 2010.

Foreign Currency Translations
The functional currency for the Company's JAC and Mediware BV subsidiaries is the British pound and Euro, respectively.  Assets and liabilities of JAC and Mediware BV are translated to U.S. dollars using the exchange rate in effect at the balance sheet date.  Results of operations are translated using weighted average exchange rates during the year.  The net gain or loss resulting from these foreign currency translations is reported as other comprehensive income or loss in the accompanying consolidated financial statements.  The Company recorded foreign currency translation (losses) gains of ($223,000), $200,000 and ($249,000) in 2012, 2011 and 2010, respectively.

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

	For the Year Ended June 30,
	2012	2011	2010
Shares outstanding, beginning	8,085	7,967	7,694
Weighted average shares issued	110	60	144
Weighted average shares repurchased	(17)	(15)	-
Weighted average shares outstanding – basic	8,178	8,012	7,838
Effect of dilutive securities	237	181	120
Weighted average shares outstanding – diluted	8,415	8,193	7,958

Potential common shares not included in the calculation of net income per share, as their effect would be anti-dilutive, are as follows (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Stock Options	122	387	358

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short term maturity.

Stock-Based Compensation
The Company measures stock-based compensation to employees and directors at the grant date and recognizes compensation expense over the requisite service period.

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

Recently Issued Accounting Guidance
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08).  Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is greater than its carrying amount, performing the current two-step impairment test is not required.  The guidance also includes a number of events and circumstances that an entity needs to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, if an entity has not yet issued financial statements for the most recent annual or interim period, provided the entity has not yet performed its annual impairment test.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), to simplify the testing for a drop in value of intangible assets such as trademarks, patents and distribution rights.  Under ASU No. 2012-02, an entity has the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to the quantitative impairment test in ASC 350-30 under which it would calculate the asset’s fair value.  When performing the qualitative assessment, the entity must evaluate events and circumstances that may affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company does not expect this guidance to have a material impact on our financial statements.

2. FIXED ASSETS

Fixed assets at cost less accumulated depreciation and amortization are summarized as follows (in thousands):

	As of June 30,
	2012	2011	Estimated Useful Life (Years)
Computers and office equipment	$5,528	$4,859	3	-	5
Furniture and fixtures	1,088	1,064	5
Leasehold improvements	521	507	5	-	7
	7,137	6,430
Less accumulated depreciation	(5,905)	(5,370)
	$1,232	$1,060

Depreciation expense was $591,000, $592,000 and $644,000 in 2012, 2011 and 2010, respectively.

3. DEFERRED REVENUE

Deferred revenue includes unearned revenue related to performance obligations where the Company has collected cash from customers in advance of providing services.  It also includes liabilities related to the achievement of billing milestones that are invoiced before some or all of the services are provided.

4. ACQUISITIONS

Cyto Management System
On April 18, 2012, the Company acquired the assets of Cyto Management System (“CMS”) from Cobbler ICT Services BV for $2,191,000 paid in cash.  The CMS software, which is currently deployed in Holland and Belgium, provides healthcare organizations a chemotherapy management solution to track patients, manage highly individualized medication-based treatment plans and help control costs and report outcomes associated with cancer therapies.  The software utilizes a multilingual language platform that facilitates configuration for new international markets.

The Company incurred insignificant legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the CMS operations are included in the accompanying financial statements from the date of acquisition.  CMS revenue and earnings during the period from April 18, 2012 to June 30, 2012 were not significant.

The Company has accounted for the CMS transaction as a business acquisition under applicable accounting guidance.  The assets acquired and liabilities assumed of CMS were recorded as of the acquisition date, at their respective fair values.  The preparation of these estimated fair values required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be consistent with the assumptions that would be considered by market participants.

The following summarizes the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation
Intangible assets subject to amortization	$2,184
Goodwill	7
Total purchase price	$2,191

Details of acquired intangibles and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period		Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Tradename	$13	2.0	years		22.6%
Purchased technology	1,721	5.0	years	24.0%	–	22.6%
Customer backlog	68	4	months		22.6%
Customer relationships	369	9.0	years	23.0%	–	25.0%
Non-compete agreements	13	6	months		23.0%
	$2,184

Goodwill	$7

The Company valued the purchased technology using the cost savings method of the cost approach.  The approach considers the current estimated cost of reproducing or replacing an asset new, less accrued depreciation from functional obsolescence and economic obsolescence.  Utilizing this approach, the Company estimated the fully burdened hourly rates for the developers who might be involved in the replacement of the current software.  This amount was multiplied by the estimated number of hours to reprogram the software.  Based on this methodology the Company assigned the value of purchased technology at $1,721,000.  The Company will amortize this amount over the estimated useful life of five years.

The Company valued the customer relationship and contracted backlog using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.

Goodwill is expected to be deductible for tax purposes.

Proforma information for the acquisition of Cyto Management System has not been presented as the acquisition is not significant.

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

The purchase price paid for Transtem consisted of an initial purchase price of $667,000 paid in cash.  The Company incurred insignificant legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the Transtem operations are included in the accompanying financial statements from the date of acquisition.  Transtem revenue and earnings during the period from January 3, 2012 to June 30, 2012 were not significant.

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

The following summarizes the assets acquired and liabilities assumed at the acquisition date, net of cash acquired (in thousands):

Purchase Price Allocation
Intangible assets subject to amortization	$813
Accounts receivable	62
Goodwill	5
Accrued expenses	(213)
Total purchase price	$667

	Amount Assigned	Weighted Average Amortization Period (years)	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$813	5.0	24.0%	–	22.6%

Goodwill	$5

The Company valued the purchased technology using the cost savings method of the cost approach. The approach considers the current estimated cost of reproducing or replacing an asset new, less accrued depreciation from functional obsolescence and economic obsolescence. Utilizing this approach, the Company estimated the fully burdened hourly rates for the developers who might be involved in the replacement of the current software. This amount was multiplied by the estimated number of hours to reprogram the software. Based on this methodology the Company assigned the value of purchased technology at $813,000. The Company will amortize this amount over the estimated useful life of five years.

Goodwill is expected to be deductible for tax purposes.

Pro forma information for the acquisition of Transtem has not been presented as the acquisition is not significant.

CareCentric, Inc.
On April 11, 2011, Mediware acquired certain assets of the home medical equipment, home health, home infusion, and billing and collections business of CareCentric National LLC (“CareCentric”).

The acquisition expanded Mediware’s position in the Alternate Care Solutions (“ACS”) market.  The CareCentric business has been integrated with Mediware’s existing ACS business line.

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

The Company valued the purchased technology using the cost savings method of the cost approach.  The approach considers the estimated cost of reproducing or replacing an asset new, less accrued depreciation from functional obsolescence and economic obsolescence.  Utilizing this approach, the Company estimated the fully burdened hourly rates for the developers who might be involved in the replacement of the current software.  This amount was multiplied by the estimated number of hours to reprogram the software. Based on this methodology the Company assigned the value of purchased technology at $1,302,000.  The Company will amortize this amount over the estimated useful life of five years.

The Company valued the customer relationships, contracted backlog and tradename using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, technology replacement rates, customer attrition, expenses, contributory asset charges and discount rates.  Based on this methodology the Company assigned the value of customer relationships at $1,368,000, contracted backlog at $26,000 and tradename at $11,000.  The Company will amortize customer relationships over the estimated useful lives of five and six years, contracted backlog over the estimated useful life of one month, and tradename over the estimated useful life of four years.

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

The acquisition expanded Mediware’s medication management offering by expanding its presence in the home infusion, specialty pharmacy and alternate care markets.  The Company continues offering its WORx pharmacy product line to the larger acute care hospitals and behavioral health facilities, and its Ascend pharmacy products to smaller hospitals and pharmacies, while the HAI product line, along with the Ascend home infusion product lines are offered to home infusion, specialty pharmacy and alternate care markets.

Generally, HAI customers are charged an initial start-up fee along with monthly fees for the continued use and support of the proprietary software.  Software license fees are recognized, when the license is initially executed, subject to the revenue recognition principles for software.  Professional services and support revenues are recognized as the services are delivered.

The purchase price paid for HAI consisted of an initial purchase price of $3,501,000 in cash, net of $5,000 cash acquired at the closing, plus contingent consideration of $954,000 released from escrow to the sellers of HAI on September 30, 2011.  The Company received $22,000 from the seller as part of the final working capital adjustment.  The Company estimated the fair value of the contingent consideration at the acquisition date to be $871,000 using a probability-weighted discounted cash flow model.  This fair value was based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.   The Company incurred $40,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the HAI operations are included in the accompanying financial statements from the date of acquisition.

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

The Company valued the purchased technology using the cost savings method of the cost approach.  The approach considers the estimated cost of reproducing or replacing an asset new, less accrued depreciation from functional obsolescence and economic obsolescence.  Utilizing this approach, the Company estimated the fully burdened hourly rates for the developers who might be involved in the replacement of the current software.  This amount was multiplied by the estimated number of hours to reprogram the software.  Based on this methodology the Company assigned the value of purchased technology at $756,000.  The Company will amortize this amount over the estimated useful life of five years.

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

Advantage Reimbursement, Inc.
On December 11, 2009, Mediware, through its wholly owned subsidiary Advantage Reimbursement, LLC, a Delaware limited liability company (“ARL”),  acquired substantially all of the assets of Advantage Reimbursement, Inc., a Massachusetts corporation (“ARI”).  ARI was a provider of billing and collection services for home infusion and alternate care enterprises.

The acquisition of ARI expanded the scope of services that Mediware can provide to its current and potential home infusion, specialty pharmacy and alternate care customers.  The ARI services generate revenue by providing collection and billing services and expertise to Mediware’s home infusion, specialty pharmacy and alternate care customers and to other software providers’ customers as well.  Customers are charged a percentage of the third party fees that are collected.  The Company records revenue as the third party fees are collected.

The purchase price paid for the assets of ARI consisted of an initial purchase price of $2,061,000 paid in cash at the closing, plus contingent consideration of $546,000 released from escrow to the sellers of ARI’s assets on September 30, 2011.  In addition, the Company paid $14,000 to the sellers as part of the final working capital adjustment.  The Company estimated the fair value of the contingent consideration at the acquisition date to be $498,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.  The Company incurred $21,000 of legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the ARI operations are included in the accompanying financial statements from the date of acquisition.

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

The following summarizes the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation
Accounts receivable	$522
Prepaid expenses	43
Fixed assets	1
Intangible assets subject to amortization	763
Goodwill	1,317
Accounts payable	(8)
Accrued expenses and other liabilities	(79)
Contingent consideration other long term liabilities	(498)
Total Purchase Price	$2,061

Details of acquired intangible assets and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period (years)	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Customer relationships	$763	6.0	17.0%

Goodwill	$1,317

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill during the fiscal year ended June 30, 2012 and 2011 is as follows (in thousands):

Carrying amount as of June 30, 2010	$13,188
Increase from acquisition of businesses	631
Tax benefit of amortization	(232)
Carrying amount as of June 30, 2011	13,587
Increase from acquisition of businesses	12
CareCentric purchase price adjustment	(261)
Carrying amount as of June 30, 2012	$13,338

Other Intangible Assets

The carrying amount of other intangible assets as of June 30, 2012 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$5,696	$(1,773)	$3,923	3.4
Customer relationships	6,670	(2,845)	3,825	3.5
Non-compete agreements	137	(130)	7	0.1
Tradename	24	(5)	19	2.1
	$12,527	$(4,753)	$7,774

The carrying amount of our other intangible assets as of June 30, 2011 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$3,234	$(961)	$2,273	3.5
Customer relationships	6,251	(1,763)	4,488	4.3
Non-compete agreements	124	(121)	3	-
Tradename	11	(1)	10	3.6
	$9,620	$(2,846)	$6,774

Amortization expense for purchased technology was $810,000, $444,000 and $309,000 for fiscal year 2012, 2011 and 2010, respectively, and was recorded as selling, general and administrative expense. Amortization expense for other intangible assets amounted to $1,905,000, $1,336,000 and $1,087,000 for fiscal year 2012, 2011 and 2010, respectively.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2013	$2,131
2014	2,038
2015	1,775
2016	1,265
2017	445
Thereafter	120
$7,774

The change in the net carrying amount at June 30, 2012 is due to acquisitions, amortization expense and the impact of foreign exchange movements.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,
	2012	2011
Payroll, bonus and related benefits	$3,443	$3,513
Accounting, legal and other professional fees	445	456
Deferred rent	37	113
Other	695	701
	$4,620	$4,783

7. STOCK BASED COMPENSATION

Stock-based compensation expense amounted to $1,129,000, $1,328,000 and $715,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Stock Based Plans

The Company's 2011 Equity Incentive Plan, approved by the shareholders in December 2011, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company and directors, as well as persons who render services to the Company as consultants, advisors or independent contractors, are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  As of June 30, 2012, there were 1,935,671 shares available for issuance under this plan.

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provided additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company and directors, as well as persons who rendered services to the Company as consultants, advisors or independent contractors, were eligible to receive grants under this plan.  The number of shares that could be issued under this plan was 2,000,000 but use of the plan for new awards ceased upon the adoption of the 2011 Equity Incentive Plan.  Awards outstanding under the plan were not affected.  Shares were issued as incentive stock options, nonqualified stock options, or restricted common stock.  Options may have a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provided that a maximum of 1,700,000 shares could be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock could only be granted as option awards.  As of June 30, 2012 no shares were available for issuance under this Plan.

The Company permits net share exercises of certain awards made to employees and directors.  Shares reacquired under net share exercises are included within treasury stock.

Restricted Common Stock Awards

During fiscal 2007, the Company entered into agreements to provide long-term incentive compensation opportunities to key employees.  Under the terms of these agreements, the Company granted the employees 35,000 restricted shares of common stock (the “Time-Based Shares”).  The Time-Based Shares vested over a three-year period based upon the continued employment of the key employee. For the years ended June 30, 2011 and 2010, the Company recorded compensation expense of $3,000 and $10,000, respectively, of compensation expense related to the Time-Based Shares.  These amounts include a benefit related to the forfeiture of certain non-vested Time-Based Shares of $9,000 for the year ended June 30, 2010.  There was no compensation expense related to the Time-Based Shares in the year ending June 30, 2012, and all compensation expense related to the shares has been recognized.

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of shares granted was determined based upon the fair market value of the Company’s stock on January 1 of each fiscal year.  As a result, a total of 5,495, 6,426 and 9,513 Director Shares were granted to the directors in fiscal 2012, 2011 and 2010, respectively.  These shares vested on June 30 each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense related to these shares of $70,000 in each of the years ended June 30, 2012, 2011 and 2010.

During fiscal 2008, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company granted the employees 220,000 restricted shares of common stock (the “2008 Enhanced Performance Shares”).  The 2008 Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  For the years ended June 30, 2011 and 2010, the Company recorded $60,000 and $381,000, respectively, of compensation expense related to the 2008 Enhanced Performance Shares.  There was no compensation expense related to the 2008 Enhanced Performance Shares in the year ending June 30, 2012, and all compensation expense related to the shares has been recognized.

During fiscal 2010, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company will grant up to a total of 168,750 restricted shares of common stock (the “2010 Enhanced Performance Shares”) in three tranches.  The 2010 Enhanced Performance Shares vest partially upon continued employment of the key employees and partially upon the achievement of certain performance goals.  The annual grants are deemed to occur upon the annual establishment of the performance criteria.  For the years ended June 30, 2012, 2011 and 2010, the Company granted 56,000, 56,000 and 19,000 2010 Enhanced Performance Shares, respectively and recorded $627,000, $521,000 and $19,000 of compensation expense, respectively.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable.  At June 30, 2012, all compensation expense related to the first and second tranches of 2010 Enhanced Performance Shares has been recognized. The third tranche of shares awarded under the 2010 Enhanced Performance Shares may result in compensation expense in future periods of up to $637,000 (including $547,000 related to 37,500 shares granted on July 1, 2012), representing the fair value on the date of the grant less the amount of compensation expense already recorded. Also under the terms of these agreements, the Company will grant up to a total of 56,250 restricted shares of common stock (the “Market Condition Shares”).

For the years ended June 30, 2012, 2011 and 2010 the Company granted 18,750, 18,750 and 6,250 of the Market Condition Shares, respectively.  The shares awarded as Market Condition Shares vest upon the achievement of certain market condition criteria and the continued employment of the key employees.  The annual market condition grants are deemed to occur upon the annual reset of the market condition criteria.  For the years ended June 30, 2012, 2011 and 2010, the Company recorded $81,000, $83,000 and $6,000, respectively of compensation expense related to the Market Condition Shares.  At June 30, 2012, all compensation expense related to the first and second tranches of Market Condition Shares have been recognized. The third tranche of shares awarded as Market Condition Shares may result in compensation expense in future periods of up to $96,000 (including $83,000 related to 12,500 shares granted on July 1, 2012), representing the fair value on the date of the grant less the amount of compensation expense already recorded.

A summary of the status of the Company’s nonvested restricted common stock as of June 30, 2012, and changes during the year ended June 30, 2012, is presented below (shares amounts in thousands):

	Market Condition Shares	Weighted Average Grant Date Fair Value	2010 Enhanced Performance Shares	Weighted Average Grant Date Fair Value	Directors Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2011	25	$4.72	75	$9.84	-	$-
Granted	19	4.69	56	12.06	6	12.73
Vested	(38)	4.61	(56)	9.11	(6)	12.73
Nonvested at June 30, 2012	6	$5.98	75	$12.05	-	$-

The fair value of the restricted shares is determined based on the average trading price of the Company’s shares on the grant date, except for the fair value of the Market Condition Shares which were valued by an outside party using a Monte Carlo model to take into account the market condition criteria.

Stock Option Awards

The fair value of stock options granted to employees and directors is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Year Ended June 30,
	2012			2011			2010
Risk-free interest rates	0.31%	-	0.61%	1.1%	-	1.7%	1.7%	-	2.4%
Expected option life in years	3.0	-	4.0		4.0		2.0	-	4.0
Expected stock price volatility	34%	-	50%	46%	-	54%	45%	-	66%
Expected dividend yield		0%			0%			0%

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company uses historical data to estimate option exercise and employee and director terminations within the valuation model; separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted represents the period of time that options granted are expected to be outstanding; the range given above results from groups of employees and directors exhibiting different behavior.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company has not paid any dividends in the past.

The following table sets forth summarized information concerning the Company's stock options as of June 30, 2012 (option amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	823	$8.75
Granted	67	13.51
Exercised	(96)	7.21
Forfeited or expired	(52)	8.27
Outstanding at June 30, 2012	742	$9.41	2.3	$3,623
Options exercisable at June 30, 2012	483	$9.15	1.8	$2,486
Nonvested at June 30, 2012	259	$9.91	3.3	$1,137

The exercise price of the options is determined based on the average trading price of the Company’s shares on the grant date.

Cash received from options exercised under all stock-based payment arrangements for the years ended June 30, 2012, 2011 and 2010 was $579,000, $525,000 and $928,000, respectively.  In the year ended June 30, 2012, 17,000 of the shares exercised were cashless exercises.  The excess tax benefit realized for the tax deductions related the share-based payment arrangements totaled $333,000 and $122,000 for the years ended June 30, 2012 and 2011, respectively.  The aggregate intrinsic value of options exercised during the years ended June 30, 2012, 2011 and 2010 was $612,000, $182,000 and $411,000, respectively.

The weighted average fair value at date of grant for options granted during the years ended June 30, 2012, 2011 and 2010 was $4.34, $4.12 and $2.95 per option, respectively.  The Company recorded $351,000, $591,000 and $229,000 of compensation expense for stock options for the years ended June 30, 2012, 2011 and 2010, respectively.

Estimated future stock-based compensation expense relating to stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2013	$275
2014	122
2015	32
2016	9
Total estimated future stock-based compensation expense	$438

A summary of the status of the Company’s nonvested options as of June 30, 2012 and 2011, and changes during the year ended June 30, 2012, is presented below (share amounts in thousands):

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2011	374	$3.21
Granted	67	4.34
Canceled or expired	(35)	2.46
Vested	(147)	2.91
Nonvested at June 30, 2012	259	$3.78

The total fair value of shares vested during the years ended June 30, 2012, 2011 and 2010 was $973,000, $494,000 and $136,000, respectively.

The following table presents information relating to stock options at June 30, 2012 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices $	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
0.00 - 4.49	10	$3.89	1.3	10	$3.89
5.00 - 7.49	218	$6.53	0.8	184	$6.64
7.50 - 8.99	103	$8.86	2.8	47	$8.85
9.00 - 10.49	207	$9.55	3.0	120	$9.85
10.50 - 11.99	20	$11.19	4.0	5	$11.19
12.00 - 13.49	142	$12.84	3.0	87	$12.56
13.50 - 14.99	42	$13.97	2.5	30	$13.73
	742			483

8. INCOME TAXES
Income tax expense is as follows (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Current:
Federal	$2,800	$1,854	$1,389
State	472	802	472
Foreign	146	306	283
Total current expense	3,418	2,962	2,144

Deferred:
Federal	146	(294)	(613)
State	27	(55)	(115)
Foreign	-	(8)	-
Total deferred expense (benefit)	173	(357)	(728)
Total income tax expense	$3,591	$2,605	$1,416

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of deferred income taxes as of June 30 are as follows (in thousands):

	2012	2011
Deferred tax asset:
Net operating loss carryforwards	$108	$161
Stock-based compensation	719	665
State research and development credit	74	84
Intangibles	1,154	747
Reserves and accruals deductible in different periods	1,016	866
Total deferred tax assets	3,071	2,523
Less: valuation allowance	(182)	(245)
	$2,889	$2,278

Deferred tax liability:
Fixed Assets	$(50)	$(121)
Goodwill	(893)	(618)
Software cost capitalization	(5,443)	(4,862)
Total deferred tax liabilities	(6,386)	(5,601)

Net deferred tax liability	$(3,497)	$(3,323)

Presented as follows:
Current asset	$1,038	$866
Long-term liability	(4,535)	(4,189)
	$(3,497)	$(3,323)

Domestic and foreign income before income taxes is (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Domestic	$10,693	$7,798	$3,555
Foreign	443	1,099	1,103
	$11,136	$8,897	$4,658

The difference between the tax expenses reflected on the financial statements and the amounts calculated using the federal statutory income tax rates are as follows (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Federal income tax at statutory rate	$3,786	$3,025	$1,584
State income tax, net of Federal benefit	329	493	236
Research and development tax credits	(214)	(369)	(359)
Section 199 manufacturing deduction	(276)	(277)	-
Foreign tax rate difference	12	(76)	(92)
Write-off of deferred tax assets associated with forfeited vested non-qualified stock options	-	-	29
Other, including non-deductible expenses	(46)	(191)	18
	$3,591	$2,605	$1,416

As of June 30, 2012, the Company has net operating loss carryforwards of approximately $284,000 available to reduce future federal taxable income.  This entire amount is subject to limitations in accordance with Section 382 of the Internal Revenue Code of 1986, as amended.  Additionally, the net operating loss carryforwards may be subject to further limitations should certain future ownership changes occur.  The net operating losses expire in various years through 2015.  As of June 30, 2012, the Company has recorded a valuation allowance for the entire amount of any deferred tax assets relating to this net operating loss and certain state tax credits.

At June 30, 2012, U.S. taxes have not been paid on approximately $4,596,000 of undistributed earnings of foreign subsidiaries as these undistributed earnings have been invested or are expected to be permanently invested offshore. If, in the future, these earnings are repatriated to the U.S., or if such earnings are determined to be remitted in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be paid.

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

Under this guidance, the Company applied the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date, which resulted in an increase of $278,000 in the liability for unrecognized tax benefits that was accounted for as a decrease to July 1, 2007 retained earnings.  Such adjustment was recorded in the fourth quarter of fiscal 2008 based on evaluation of new information which management became aware of during such period.  As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits (before federal benefit) totaled $404,000 at June 30, 2008.  As of June 30, 2011, the balance of unrecognized tax benefits was $514,000 and the balance at June 30, 2012 was $624,000 which related to tax positions which, if recognized, would affect the annual effective tax rate.  The Company recognizes accrued interest and penalties in income tax expense.  Accrued interest and penalties at June 30, 2012 and 2011 amounted to $168,000 and $180,000, respectively.

The change in the Company’s unrecognized tax benefits for fiscal years ended June 30, 2012 and 2011 are as follows (in thousands):

Balance, June 30, 2010	$407
Additions – current period positions	107
Reductions	-
Settlements	-
Balance, June 30, 2011	514
Additions – current period positions	110
Reductions	-
Settlements	-
Balance, June 30, 2012	$624

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ended before June 30, 2009.  However, to the extent utilized, the Company’s net operating loss carryforwards originating in closed years, remain subject to examinations.

The change in valuation allowance amounts to a decrease of $63,000 in 2012.

Provision has not been made for U.S. or additional foreign taxes for undistributed earnings of the Company’s U.K. subsidiary as those earning have been and the Company expects that they will continue to be reinvested.  Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.  The Company believes that the amount of additional taxes that might be payable on the earnings of JAC, if remitted, would be partially offset by the U.S. foreign tax credits.

9. RETIREMENT PLAN

The Company has a 401(k) Retirement Plan (the “Retirement Plan”), which covers all eligible employees.  Participants may contribute up to the maximum allowable per Internal Revenue Service regulations.   In addition, the Company may make discretionary contributions to the Retirement Plan, subject to certain limitations.  Company contributions to the Retirement Plan were $340,000, $275,000 and $246,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

10. COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

Rental commitments for the remaining terms of non-cancelable leases, which relate to office space, expire at various dates through 2020. Under these leases, minimum commitments are as follows (in thousands):

For the Year Ended June 30,
2013	$1,190
2014	831
2015	797
2016	721
2017	601
Thereafter	518
$4,658

Certain leases provide for additional payments for real estate taxes and insurance and contain escalation clauses related to increases in utilities and services.  Rent expense for the years ended June 30, 2012, 2011 and 2010 amounted to $1,336,000, $1,396,000 and $1,223,000, respectively.

(b) Royalties

In September 1990, the Company entered into an agreement to acquire a perpetual license for a computerized information system for hospital operating rooms.  Under this agreement, the Company is required to pay royalties of 5% to 15% on sales of this software product.  Upon request, the Company is required to assist with a royalty audit.  Expense for royalties was not significant for the years ended June 30, 2012, 2011 and 2010.

(c) Employment agreements

In February 2012, the Company entered into an employment agreement with its CFO which included stock-based compensation that is time and performance based.  Expense related to this stock-based compensation was determined on the date of grant.

In May 2010, the Company renewed employment agreements with three key executives which include stock-based compensation that is performance based and granted in annual tranches.  Expense related to this stock-based compensation is determined for each tranche based upon the fair value of the shares when performance or market related criteria are established annually for each tranche.

(d) Other Contingencies and Uncertainties

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

Mediware had been working with a longstanding vendor of third-party software regarding the amounts invoiced by the vendor to Mediware for its use of the vendor’s product.  The vendor investigated whether it should have priced the software licensed to Mediware on a basis different than the vendor had invoiced Mediware over the past several years, which would have resulted in additional required payments to the vendor.  In June 2012 the issue was resolved with the vendor.

As of March 31, 2012, the Company had recorded a $0.2 million accrual related to this matter. During the quarter ended June 30, 2012, the Company agreed to pay the vendor a total of $0.7 million of which the additional accrual of $0.5 million was related to the purchase of additional software licenses to be held in inventory. Accordingly, the accrual at June 30, 2012 was $0.7 million and was paid to the vendor in July 2012.

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

Pursuant to the program, the Company has repurchased a total of 590,000 shares of common stock at a cost of $3,503,000 under the Share Repurchase Program.  No shares were repurchased during the years ended June 30, 2012 or 2011.  As of June 30, 2012, the Company is authorized to purchase up to an additional $3,815,000 of common stock under the Share Repurchase Program.

The Company permits net exercises for certain equity-based awards made to employees and directors.  During the years ended June 30, 2012 and 2011, 21,096 and 18,675 shares of Common Stock with a fair value of $258,000 and $195,000, respectively, were surrendered in order to satisfy statutory tax withholding obligations in connection with the vesting of a stock-based compensation awards.  These surrenders were accounted for as repurchases of common stock but are not part of our Share Repurchase Program.

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

	For the Twelve Months Ended June 30,
	2012	2011	2010
Medication Management Systems:
System sales	$7,532	$7,855	$5,742
Services	22,194	19,517	17,889
Billing and collections	4,513	4,109	2,084
	34,239	31,481	25,715

Blood and Biologics Management Systems:
System sales	9,077	6,161	4,580
Services	18,743	15,738	14,748
	27,820	21,899	19,328

Performance Management Systems:
System sales	1,011	397	541
Services	911	1,049	1,166
	1,922	1,446	1,707

Perioperative Management Systems:
System sales	-	-	55
Services	620	697	811
	620	697	866

Total	$64,601	$55,523	$47,616

Billing and collections revenue is generated from ARL and to a lesser extent, certain assets of CareCentric.  Revenue from one customer represented approximately 14% of Mediware’s consolidated revenue for the year ended June 30, 2012.  No customer accounted for more than 10% of revenues during fiscal 2011 and 2010.

Selected financial information by geographic area is as follows (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Revenue:
United States	$57,772	$48,774	$41,269
Europe	6,829	6,749	6,347
Total	$64,601	$55,523	$47,616

Net Income (Loss):
United States	$7,297	$5,491	$2,423
Europe	248	801	819
Total	$7,545	$6,292	$3,242

	As of June 30,
	2012	2011
Total Assets:
United States	$83,779	$77,815
Europe	9,415	8,995
Total	$93,194	$86,810

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for fiscal 2012 and 2011 is as follows (table in thousands, except per share amounts):

	Fiscal Year 2012
	First	Second	Third	Fourth
Net sales and service	$15,453	$15,621	$16,857	$16,670
Gross profit (1)	10,311	10,419	10,909	11,316
Net income	1,493	1,733	1,856	2,463
Net income per share, basic	$0.18	$0.21	$0.23	$0.30
Net income per share, diluted	$0.18	$0.21	$0.22	$0.29

	Fiscal Year 2011
	First	Second	Third	Fourth
Net sales and service	$12,530	$13,243	$13,774	$15,976
Gross profit (1)	8,365	8,997	9,201	10,527
Net income	1,052	1,735	1,403	2,102
Net income per share, basic	$0.13	$0.22	$0.18	$0.26
Net income per share, diluted	$0.13	$0.21	$0.17	$0.25

(1)  Excludes amortization of capitalized software costs

14. SUBSEQUENT EVENTS

On September 10, 2012, the Company acquired certain assets of Strategic Healthcare Group LLC (“SHG”) for $4.5 million in cash paid at closing with potential additional cash consideration of up to $3.5 million if the SHG business achieves certain future operating and financial performance criteria.  The purchase price is also subject to a working capital adjustment.  SHG provides blood management consulting, education and informatics solutions to blood collection centers, hospitals and healthcare systems in the United States.

MEDIWARE INFORMATION SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2012 allowance for doubtful accounts	$1,434	$891	$-	$(471)	$1,854
Year ended June 30, 2011 allowance for doubtful accounts	$1,090	$561	$-	$(217)	$1,434
Year ended June 30, 2010 allowance for doubtful accounts	$754	$583	$-	$(247)	$1,090