Form 10-K/A
period 2012-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2012-09-21
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock, as of August 31, 2012, was 8,496,966 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The purpose of this Amendment No. 1 is to set forth in this Annual Report on Form 10-K/A the information required for Part III of such Annual Report that was to have been incorporated by reference from the Registrant's Proxy Statement for its 2012 Annual Meeting of Shareholders and to submit Exhibit 101 (XBRL interactive data) to correct a printer error regarding Note 5 and Note 14 in the Notes to our Consolidated Financial Statements that was contained within Exhibit 101 to the Annual Report on Form 10-K. This Amendment No. 1 also updates the exhibit index to reflect the Exhibit 101 and certifications filed together with this Amendment No. 1.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The directors of Mediware Information Systems, Inc. (“Mediware” or the “Company”) are as follows:

Class III Directors
(Term Expires at the Annual Meeting Following the 2012 Fiscal Year)

John Gorman, M.D., age 81, has been a director since 2000.  Dr. Gorman, Clinical Professor of Pathology at New York University School of Medicine, retired from his position of Director of the Blood Bank at New York University Medical Center which he held from 1981 to 1999.  Dr. Gorman also served as director of the Blood Bank at Columbia Presbyterian Medical Center.  In the 1960’s Dr. Gorman and his co-workers at Columbia developed Rh Immune Globulin (RhoGAM) for the prevention of Hemolytic Disease of the newborn for which for he was awarded the Lasker Clinical Medical Research Award in 1980.  Dr. Gorman graduated from the University of Melbourne Medical School in 1953 and completed his residency in Anatomic and Clinical Pathology at Columbia Presbyterian Medical Center in 1960.  Dr. Gorman serves on the Audit Committee. Dr. Gorman’s qualifications to serve on the Company’s Board of Directors include his knowledge and understanding of hospital laboratories and blood banks, as well as his significant understanding of the Mediware software products and how those products address the needs of clinicians.

The Honorable Richard Greco, age 43, has been a director since September 4, 2007. Mr. Greco is president of Filangieri Capital Partners in New York City, a private equity partnership seeking long-term capital appreciation by investing in high growth private enterprises in Italy and emerging markets.  Mr. Greco served as the Assistant Secretary of the Navy (Financial Management and Comptroller) from 2004 to 2006, and brings expertise and experience in corporate finance and governance.  Prior to his confirmation by the Senate, Mr. Greco was a White House Fellow from 2002 to 2003 and also served as the acting Director of Private Sector Development for Iraq at the Coalition Provisional Authority Representative’s Office.  Prior to government service, Mr. Greco was a managing director of the corporate finance advisory firm of Stern Stewart & Co. where he specialized in EVA®-based corporate governance systems, performance measurement and management, incentive compensation, corporate valuation, and financial market research.  Mr. Greco’s qualifications to serve on the Company’s Board of Directors include his significant financial, corporate governance and performance management expertise.  In addition, Mr. Greco’s participation on other corporate boards of directors (including of publicly traded companies) facilitates his communications with other Board members as well as Mediware’s executives.

Class I Directors
(Term Expires at the Annual Meeting Following the 2013 Fiscal Year)

Lawrence Auriana, age 68, Chairman of the Board.  Mr. Auriana has been Chairman of the Board of Mediware since 1986 and a director since 1983.  He has been a Wall Street analyst, money manager and venture capitalist for over 20 years.  He is currently a director and Portfolio Co-Manager of Federated Kaufmann Fund.  He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts.  Mr. Auriana serves on the Executive Committee. Mr. Auriana’s qualifications to serve on the Company’s Board of Directors include his understanding of Mediware and its business developed over twenty-seven years of service on the Company’s Board of Directors and his significant financial understanding developed as a Wall Street analyst, money manager and venture capitalist.

Roger Clark, age 78, has been a director since 1983.  From 1980 to 1987, he held a series of managerial positions in the computer products area with Xerox Corporation.  In 1987, he became self-employed as a micro-computer consultant and programmer.  In June 1997, he acquired a half-ownership in a recruitment advertising agency named R & J Twiddy Advertising (since re-named Talcott and Clark Recruitment Advertising, Inc.), which was based in New Canaan, Connecticut.  Mr. Clark acquired full ownership on the death of his partner in late 2002 and sold the business in July 2003.  Mr. Clark is the author of seven books on micro-computing and is currently retired.  Mr. Clark serves on the Compensation Committee and served on the Audit Committee until July 1, 2012.   Mr. Clark’s qualifications to serve on the Company’s Board of Directors include his understanding of Mediware and its business developed over 28 years of service on the Board of Directors and his knowledge of software programming and the software industry

Robert F. Sanville, age 69, has been a director since November 2002.  Mr. Sanville has over 45 years of experience in public accounting.  He is a principal of Sanville & Company, an accounting firm based in Abington, Pennsylvania.  Prior to forming Sanville & Company, he was a partner for seventeen years in the Philadelphia accounting firm of Livingston, Montgomery & Sheldon.  Mr. Sanville has an extensive background in providing audit, tax and management advisory services to the securities and investment company industries.  Mr. Sanville is an arbitrator for the National Association of Securities Dealers, Inc., has served as the U.S. District Court appointed trustee in actions brought by the Securities and Exchange Commission (“SEC”), has served as an expert witness in securities litigation before the U.S. District Court and has served the Securities Investors Protection Corporation as an accountant for the appointed legal liquidator.  Mr. Sanville received a B.S. degree from Drexel University.  He is a member of the American and Pennsylvania Institutes of Certified Public Accountants.  Mr. Sanville serves as chairman of the Audit Committee and is a member of the Compensation Committee. Mr. Sanville’s qualifications to serve on the Company’s Board of Directors include his strong accounting and financial expertise developed as an auditor of public reporting companies.

Class II Directors
(Term Expires at the Annual Meeting Following the 2014 Fiscal Year)

Philip H. Coelho, age 68, rejoined Mediware as a director in May 2008, after previously serving from December 2001 until July 2006.  Since August 2009 Mr. Coelho has served as President and CEO of Syngen, Inc., which is a firm that develops devices and methods for the clinical use of cell therapy.  Mr. Coelho has also served as the President and CEO of PHC Medical, Inc. since May 2008.  From August 2007 through May 2008, Mr. Coelho served as the Chief Technology Architect of ThermoGenesis Corp.  From 1989 through July 30, 2007, he was Chairman and Chief Executive Officer of ThermoGenesis Corp. Mr. Coelho served as Vice President of Research & Development of ThermoGenesis from 1986 through 1989.  Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for over 30 years.  He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho currently also serves as a member of the Board of Directors of Catalyst Pharmaceuticals Partners, Inc. and Ampio Pharmaceuticals, Inc., where he serves as the Chairman of the Compensation Committee. Both Catalyst Pharmaceuticals Partners, Inc. and Ampio Pharmaceuticals, Inc. are publicly traded companies.   Mr. Coelho received a B.S. degree in thermodynamic and mechanical engineering from the University of California, Davis and has been awarded more than forty U.S. patents in the areas of cell cryopreservation, cryogenic robotics, cell selection, blood protein harvesting and surgical hemostasis.   Mr. Coelho serves as Chairman of the Compensation Committee and is a member of the Executive Committee.  Mr. Coelho also began serving on the Audit Committee on July 1, 2012.  Mr. Coelho’s qualifications to serve on the Company’s Board of Directors include his significant experience working with FDA regulated, technology products as well as his executive experience as the Chief Executive Officer of a publicly-traded company.

T. Kelly Mann, age 53, has been a director since September 4, 2007 when he joined Mediware as its President and Chief Executive Officer.  Mr. Mann has over 27 years of healthcare, technology and management experience.  Prior to joining Mediware, from March 2007 to September 2007, Mr. Mann served as the Senior Vice President of Marketing for 3M Corporation’s Health Information Systems, Inc.  Prior to that Mr. Mann served as the Division’s National Sales and Marketing Director from 2003 to 2007 and from 2001 to 2003, he was the Division’s Six Sigma Master Black Belt.  Mr. Mann’s qualifications to serve on the Board of Directors include his executive responsibilities and experience at the Company, as well as his 27 years of experience working in the healthcare technology industry.

Ira S. Nordlicht, age 63, has been a director since August 30, 2006.  Mr. Nordlicht has been a practicing attorney since 1972.  Mr. Nordlicht founded the law firm of Nordlicht & Hand in 1987 and has continued his practice at such firm to date.  Mr. Nordlicht was a partner at the law firm Holtzmann, Wise & Shepard from 1979 to 1987.  Mr. Nordlicht held a number of positions with the U.S. Senate Committee on Foreign Relations from 1975 to 1979.  From 1972 to 1975 Mr. Nordlicht was a Senior Trial Attorney at the Federal Trade Commission.  Mr. Nordlicht has served since 2000 as Chief Executive Officer, President and a director of Alfa Wassermann, Inc., a privately-held diagnostics and separations company, and is a director of affiliated companies of Alfa Wassermann, Inc. as well as of Advanced Resources International, Inc., a privately-held oil and gas consulting company.  Mr. Nordlicht received a B.A. degree in economics from Harpur College and a J.D. from New York University School of Law.  Mr. Nordlicht serves as the chairman of the Executive Committee. Mr. Nordlicht’s qualifications to serve on the Company’s Board of Directors include significant experience working with FDA regulated, technology products as well his executive experience as the Chief Executive Officer of a company that sells products in the healthcare industry and as legal counsel to both public and private companies.

Executive Officers

The executive officers of Mediware are as follows:

Lawrence Auriana, age 68, Chairman of the Board.  Mr. Auriana has been Chairman of the Board of Mediware since 1986 and a director since 1983.  He has been a Wall Street analyst, money manager and venture capitalist for over 20 years.  He is currently a director and Portfolio Co-Manager of Federated Kaufmann Fund.  He received a B.A. degree from Fordham University, studied at New York University Graduate School of Business, and is a senior member of The New York Society of Securities Analysts.  Mr. Auriana serves on the Executive Committee of the Board of Directors.

T. Kelly Mann, age 53, Chief Executive Officer and President.  Mr. Mann joined the Company in September 2007.  He has over 27 years of healthcare, technology and management experience.  Prior to joining Mediware, from March 2007 to September 2007, Mr. Mann served as the Senior Vice President of Marketing for 3M Corporation’s Health Information Systems, Inc. Prior to that time, Mr. Mann served as the Division’s National Sales and Marketing Director from 2003 to 2007 and from 2001 to 2003, he was the Division’s Six Sigma Master Black Belt.

Robert Watkins, age 52, Chief Financial Officer.  Mr. Watkins became the chief financial officer of Mediware beginning February 15, 2012.Mr. Watkins joined Mediware in October 2008 as the Company’s corporate controller.  He served as the Company’s principal financial and accounting officer on an interim basis from November 2009 through February 2010.  Prior to joining Mediware from 2004 to September 2008, Mr. Watkins served as the corporate controller for Titan Machinery (TITN). Mr. Watkins also served as the corporate controller for National Agriservices, Inc. and Magnum Logistics LTD from 2003 to 2004 and 1999 to 2003, respectively.   Mr. Watkins was the chief financial officer of AFS Financial/American Federal Bank from 1989 to 1999. Mr. Watkins began his financial career in 1982 as an auditor and CPA with KPMG Peat Marwick.  Mr. Watkins received a Bachelor of Science in Public Accounting from Saint John’s University.

Robert C. Weber, age 41, Senior Vice President, Chief Legal Officer, General Counsel and Secretary.  Mr. Weber joined Mediware in January 2004.  Prior to joining Mediware, he was corporate counsel of Epic Systems, a private medical records software company.  Mr. Weber also served with domestic and international law firms, most recently in the Chicago office of Skadden, Arps, Slate, Meagher & Flom and Jenner & Block where he specialized in asset and stock sale agreements and private equity investments.  He earned his B.A. degree with distinction at the University of Wisconsin and a J.D. degree at the University of Wisconsin School of Law, where he graduated Cum Laude.

Robert Tysall-Blay, age 55, Chief Executive of JAC Computer Services Ltd. Mr. Blay joined Mediware in June 2003.  Mr. Blay has extensive experience in the healthcare field, including 10 years in medical lab science within the UK’s National Health Service, and more than 20 years in sales and marketing of healthcare IT systems.  In 1993, Mr. Blay joined Misys Healthcare Systems International (formerly Sunquest Information Systems) where he worked in positions of increasing responsibility until May 2003. Mr. Blay served as the sales and marketing manager during 2002 and as the UK managing director in 2003.  Working primarily for US-based companies, he gained healthcare experience in seven countries including the US, UK, Germany, France, Denmark and the Middle East.  His healthcare IT experience includes the areas of lab, radiology, PACS, pharmacy, decision support and electronic patient record systems.

Alan Wittmer, age 54, Senior Vice President.  Mr. Wittmer joined Mediware in September 2009.  Mr. Wittmer has more than 20 years of experience in various healthcare information technology companies, including serving as the Vice President of Business Development for 3M Corporation’s Health Information Systems division from 2002 until August 2009. In addition to more than a decade at 3M, Mr. Wittmer was one of two executives who launched PACE Health Management Systems where he led the development of an advanced bedside charting system for acute care hospitals. Prior to his employment at PACE Mr. Wittmer worked for Motorola, AT&T and Digital Equipment Corporation in various sales and marketing roles.  Mr. Wittmer received his B.A. in Agricultural Business Administration from the University of Minnesota.

Steve Sedlock, age 49, Vice President, Sales.  Mr. Sedlock became Mediware’s Vice President, Sales in January 2008.  Mr. Sedlock joined Mediware in October 2006 as Vice President of Sales, Blood Management.  Mr. Sedlock has over 25 years of experience with both publicly traded and start-up companies, including extensive experience in the healthcare field.  Prior to joining Mediware, Mr. Sedlock performed independent contracting services from 2002 and 2006.  He also held executive management positions with Axolotl Corp., where he served as VP of Sales and Marketing from 1997 to 2002, and Medicus Systems Corporation, where he served as Vice President from 1992 to 1997.  Mr. Sedlock earned an MBA with a concentration in Total Quality Management from Xavier University in 1991 and a BS in Management Information Systems from Oakland University in 1986.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed with the SEC during, or with respect to, Mediware’s fiscal year ending June 30, 2012, each person that was at any time during fiscal year 2012 an officer, director or ten percent shareholder of Mediware timely filed reports on Form 3, 4 and 5 except as follows:  Steve Sedlock and John Damgaard each filed late one Form 4 relating to a single transaction.

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

Changes In Director Nomination Procedures

None.

Audit Committee and Audit Committee Financial Expert

Mediware has a separately-designated standing audit committee.  The members of the Audit Committee were Messrs. Clark and Sanville and Dr. Gorman for fiscal year 2012.  The Board of Directors has determined that each member of the Audit Committee is “independent” not only under the listing standards of the NASDAQ Stock Market (“NASDAQ”) but also under SEC rules.  Furthermore, the Board of Directors has determined that all members of the Audit Committee are financially literate and independent under the applicable SEC and Nasdaq listing standards and that Mr. Sanville is an “audit committee financial expert” as defined in the SEC rules.

The Audit Committee’s duties and responsibilities are fully described in a written charter. The Audit Committee charter was adopted by the Board of Directors and reflects standards set forth in SEC regulations and the Nasdaq listing standards as well as the relevant provisions of the Sarbanes-Oxley Act of 2002.  This charter has been assessed by the Audit Committee within the last year and deemed adequate. The Audit Committee charter is accessible at the investor relations pages of the Company’s website at www.mediware.com. In accordance with its written charter, the Audit Committee fulfills its responsibility to monitor the integrity of the accounting, auditing and financial reporting practices of Mediware.  Typically, for each fiscal year, the Audit Committee selects the independent registered public accounting firm to audit the financial statements of Mediware and its subsidiaries and such selection is subsequently presented to Mediware’s shareholders for ratification.

Item 11. Executive Compensation.

The following table sets forth all compensation paid or equity awarded by Mediware to our Chief Executive Officer and the two other most highly compensated executive officers for the fiscal years ended June 30, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

T. Kelly Mann	2012	396,000	461,343	--	347,745	5,002(3)	1,210,090
President and Chief	2011	396,000	396,625	391,429	282,368	5,458(3)	1,471,880
Executive Officer

John Damgaard(4)	2012	240,750	181,313	--	114,416	4,993(5)	541,472
Senior Vice President and	2011	240,808	144,628	--	129,644	5,241(5)	520,321
Chief Operating Officer

Robert C. Weber	2012	235,200	123,025	--	163,189	9,321(6)	530,735
Senior Vice President,	2011	235,200	113,676	--	129,007	8,643(6)	486,526
Chief Legal Officer,
General Counsel and Secretary

(1)
Stock and option award amounts equal the grant date fair value pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718 for the applicable grants in the fiscal years indicated.  Refer to the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for the relevant assumptions used to determine the valuation of our equity compensation awards.

(2)
All reflected stock award grants have vesting which is subject to market or performance conditions.  Reported amounts are grant date fair values based upon outcomes considered probable and excluding the effect of estimated forfeitures.  Pursuant to ASC 718, awards made with market or performance conditions are deemed granted in the year to which the performance conditions relate.  Assuming achievement of the highest level of performance conditions, the stock awards deemed granted in fiscal 2012 would have had an aggregate grant date fair value of $461,343 in the case of awards granted to Mr. Mann, $181,313 in the case of awards granted to Mr. Damgaard and $123,025 in the case of awards granted to Mr. Weber, and the stock awards deemed granted in fiscal 2011 would have had an aggregate grant date fair value of $396,625 in the case of awards granted to Mr. Mann, $144,628 in the case of Mr. Damgaard and $113,676 in the case of Mr. Weber.

(3)	Mr. Mann received contributions to Mediware’s 401(k) plan of $4,900 and $5,260 and company-paid life insurance premiums of $102 and $198 during fiscal 2012 and 2011, respectively.

(4)	Mr. Damgaard resigned from Mediware effective September 7, 2012.

(5)	Mr. Damgaard received contributions to Mediware’s 401(k) plan of $4,891 and $5,043 and company-paid life insurance premiums of $102 and $198 during fiscal 2012 and 2011, respectively.

(6)	Mr. Weber received contributions to Mediware’s 401(k) plan of $4,704 and $4,704 and company-paid life and disability insurance premiums of $4,617 and $3,939 during fiscal 2012 and 2011, respectively.

Named Executive Officer Compensation Arrangements for Fiscal Years 2012 and 2011

During our fiscal year ended June 30, 2010, we entered into new employment agreements with our named executive officers and agreed to grant them certain options that vest upon their continued employment in subsequent fiscal years and restricted shares, that we refer to as “performance shares,” with potential vesting over the three subsequent fiscal years.  The base salaries, bonus eligibility and equity awards of our named executive officers are articulated in their employment agreements.  However, our Compensation Committee retains the discretion to set performance targets for payments of annual bonuses as well as for the performance-based vesting of the performance shares.

Mr. Mann’s current employment agreement became effective at the beginning of fiscal year 2011 in order to succeed his expiring initial employment agreement.  Mr. Mann’s current employment agreement provides for an annual base salary of $396,000 (subject to annual review) and a bonus of up to 65% of his then-current base salary.  Mr. Mann was awarded a bonus of $347,745 and $282,368 for fiscal 2012 and 2011, respectively.

Mr. Mann has agreed in his employment agreement to a twelve month post-termination covenant not-to-compete, as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of Mediware. As contemplated by his current employment agreement, on July 1, 2010, Mr. Mann was granted 100,000 non-qualified stock options, with an exercise price equal to fair market value on the date of grant, which vest in equal installments on the first four anniversaries of July 1, 2010, or immediately upon the acquisition of Mediware.  Mr. Mann was also granted 150,000 performance shares.

Mr. Damgaard’s latest employment agreement became effective June 1, 2010.  This employment agreement provides for an annual base salary of $240,750 (subject to annual review) and a bonus of up to 50% of the then-current base salary.  Mr. Damgaard was awarded a bonus of $114,416 and $129,644 for fiscal year 2012 and 2011, respectively.  As contemplated by his latest employment agreement, on June 1, 2010, Mr. Damgaard received 45,000 performance shares and 25,000 non-qualified stock options which vest in equal installments on the first three anniversaries of the date of grant.  Mr. Damgaard was not granted any equity compensation during fiscal year 2012 or 2011.

Mr. Damgaard has agreed in his employment agreement to a one-year post-termination covenant not-to-compete as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.  Mr. Damgaard resigned from Mediware effective September 7, 2012.

Mr. Weber’s current employment agreement with the Company became effective May 1, 2011.   This agreement provides for an annual base salary of $235,200 (subject to annual review) and a bonus of up to 50% of his then-current base salary.  Mr. Weber was awarded a bonus of $163,189 and $129,007 for fiscal 2012 and 2011, respectively.

Mr. Weber has agreed to a one-year post-termination covenant not-to-compete as well as other customary covenants concerning non-solicitation and non-disclosure of confidential information of the Company.

As contemplated by his current employment agreement, on May 1, 2010, Mr. Weber received 30,000 performance shares and 30,000 non-qualified stock options which vest in equal installments on the first four anniversaries of the date of grant.  Mr. Weber was not granted any equity compensation during fiscal year 2012 or 2011.

The performance share awards granted to Mr. Mann, Mr. Damgaard and Mr. Weber have comparable features.  One-twelfth of the performance shares were to vest or would vest on each of June 30, 2011, June 30, 2012 and June 30, 2013, respectively, if the price of Mediware’s Common Stock increased 10% from the prior fiscal year.  All of these shares scheduled to vest on June 30, 2012 and June 30, 2011 vested, as the price of Mediware’s Common Stock, calculated for fiscal 2012 as set forth in the employment agreements for these officers, increased 23% over the price of Mediware’s Common Stock calculated for fiscal 2011 and for fiscal 2011 increased 28% over the price of Mediware’s Common Stock calculated for fiscal 2010.

The remaining three-fourths of the performance shares were to vest or would vest upon the filing of the Mediware’s Annual Report on Form 10-K for fiscal years 2011, 2012 and 2013, in increments of one-fourth of the total number of restricted shares, if the performance metrics set by the Compensation Committee (together with our Chief Executive Officer, in the case of Messrs. Damgaard and Weber’s shares) are achieved. All unvested shares are forfeited upon termination of the named executive officer's employment or if the shares do not vest in accordance with the applicable performance metrics or are otherwise accelerated pursuant to the terms of the awards.

Not all of the performance shares originally scheduled to vest upon the filing of Mediware’s Annual Report on Form 10-K for fiscal year 2012 vested, as it was determined that not all of  the performance metrics had been achieved.  For fiscal 2012, the company performance targets were:  earnings per share of $.84, free cash flow (excluding acquisitions) of $10.48 million and total revenue of $66.77 million.  In addition, each officer had individual performance measures and the Company had an overall customer satisfaction improvement target that was based on the results of an independently administered customer satisfaction survey.  Mediware did not achieve the revenue target, and also failed to achieve the targeted improvement in customer satisfaction.  As a result, only 36,093, 10,693 and 7,219 performance shares vested for Messrs. Mann, Damgaard and Weber, respectively.  The vesting of the performance shares scheduled to vest for fiscal year 2012 was accelerated to August 30, 2012, twelve days prior to the filing of the Annual Report on Form 10-K.

All of the performance shares scheduled to vest upon the filing of Mediware’s Annual Report on Form 10-K for fiscal year 2011 vested, as it was determined that the performance metrics had been achieved.  For fiscal 2011, the performance targets were earnings per share target of $.47, a free cash flow (excluding acquisitions) target of $4.6 million and a total revenue target of $54.5 million.  Each target was exceeded and all of the applicable performance shares vested.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information as of June 30, 2012 regarding outstanding awards that have been granted but have not been exercised, in the case of options, or have not vested, in the case of restricted stock by the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(1)

T. Kelly Mann	100,000	--	6.85	9/4/2012		--		--
	25,000	75,000	9.11	7/1/2015	(2)	--		--
	--	--	--	--		87,500	(3)	1,277,500
John Damgaard	20,000	--	7.18	6/29/2017		--		--
	12,500	12,500	9.24	6/1/2015	(4)	--		--
	--	--	--	--		26,250	(3)	383,250
Robert C. Weber	30,000	--	13.73	1/26/2014		--		--
	30,000	--	6.88	1/31/2013		--		--
	15,000	15,000	8.94	5/1/2015	(5)	--		--
	--	--	--	--		17,500	(3)	255,500

(1)
The dollar amounts shown in this column are approximately equal to the product of the number of unvested restricted shares reported in the preceding column multiplied by $14.60, the closing price of Mediware’s Common Stock as reported by Nasdaq on June 29, 2012, the last trading day of the fiscal year.  This valuation does not take into account any diminution in value that results from the restrictions applicable to these shares.

(2)	Options vest in four equal annual installments beginning on July 1, 2011.

(3)
Restricted stock vested or vests in part at year-end fiscal 2012 and 2013 if target stock price increases are achieved on such dates and in part upon August 30, 2012 and upon filing of the Annual Report on Form 10-K for fiscal 2013, in each upon the achievement of certain performance criteria.  With respect to Mr. Mann, included are 37,500 shares of restricted stock that could have vested on August 30, 2012 upon the achievement of certain performance criteria.  Of these shares, only 36,093 vested and the remainder were forfeited.  With respect to Mr. Damgaard, included are 11,250 shares of restricted stock that could have vested on August 30, 2012 upon the achievement of certain performance criteria.  Of these shares only 10,693 vested and the remainder were forfeited.  With respect to Mr. Weber, included are 7,500 shares of restricted stock that could have vested on August 30, 2012 upon the achievement of certain performance criteria.  Of these shares only 7,219 vested and the remainder were forfeited.

(4)
Options reflected were part of a grant of options that originally vested in four equal installments annually beginning June 1, 2011.  All options reflected were forfeited by Mr. Damgaard upon his resignation effective September 7, 2012.

(5)	Options vest in four equal installments annually beginning May 1, 2011.

DIRECTOR COMPENSATION

Employee directors do not receive additional compensation for director services.  Each non-employee director received a $10,000 cash retainer for their services during fiscal year 2012 except that the Chairman of the Board of Directors received a $20,000 cash retainer.  In addition, each non-employee director was granted 785 shares of restricted stock, which had a $10,000 value on the date of grant.  These shares vested on June 30, 2012.  Each non-employee director also received $1,000 for each Board meeting attended.  The members of the Compensation Committee received a $7,500 cash retainer and $1,500 for each meeting attended and the Chairman of the Compensation Committee received a $10,000 cash retainer and $2,500 for each meeting attended.  The members of the Audit Committee received a $12,000 cash retainer and $1,500 for each meeting attended. The Chairman of the Audit Committee received a $20,000 cash retainer and $2,500 for each meeting attended.  The members of the Executive Committee received a $4,000 cash retainer and $1,500 for each meeting attended.  The Chairman of the Executive Committee received a $10,000 cash retainer and $2,500 for each meeting attended.  Additionally, Mediware pays meeting fees to committee members for meetings with management and other committee work sessions from time to time.  Mr. Auriana, the Chairman of the Board, waived his cash fees for meeting attendance during fiscal 2012.

The following table sets forth the compensation earned by non-employee directors during fiscal 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)

Lawrence Auriana(1)	24,000	10,000	(2)	34,000
Roger Clark(1)	53,000	10,000	(2)	63,000
Philip Coelho(1)	63,500	10,000	(2)	73,500
John Gorman(1)	36,500	10,000	(2)	46,500
Richard Greco(1)	17,000	10,000	(2)	27,000
Ira Nordlicht(1)	66,000	10,000	(2)	76,000
Robert Sanville(1)	73,000	10,000	(2)	83,000

(1)
As of June 30, 2012, the aggregate number of outstanding option awards held by each director was as follows: Mr. Auriana 45,000, Mr. Clark 17,000, Mr. Coelho 0, Dr. Gorman 17,000, Mr. Greco 0, Mr. Nordlicht 0, and Mr. Sanville 17,000.

(2)
These amounts reflect a single grant to such director with the reported grant date fair value calculated pursuant to ASC 718 that was made January 1, 2011 and vested June 30, 2012.  Refer to the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for the relevant assumptions used to determine the valuation of our equity compensation awards.

Equity Compensation Plan Information

The following sets forth information about our outstanding option awards under our 2003 and 2011 Equity Incentive Plans as of June 30, 2012 and the additional securities that may be issued under the 2011 Equity Incentive Plan as of June 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	673,700	$9.22	1,935,671

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	673,700	$9.22	1,935,671

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of Mediware’s Common Stock as of August 31, 2012 by (i) each person who is known by Mediware to beneficially own more than 5% of Mediware’s Common Stock, (ii) each of the individuals named in the “Summary Compensation Table,” (iii) each current director and the director nominees of Mediware, and (iv) all directors and executive officers as a group.

	Amount of Common Stock Beneficially Owned
	Number	Percentage
	of Shares(1)	Ownership(1)

Wellington Management Company, LLP (2)	617,467	7.27%

Constellation Software Inc. (3)	1,543,712	18.17%

Lawrence Auriana (4)	2,477,525	29.00%
Roger Clark (5)	29,398	*
Phil Coelho (6)	1,014	*
John Gorman (7)	76,636	*
Richard Greco (8)	11,905	*
Ira Nordlicht (9)	22,900	*
Robert Sanville (10)	26,667	*
T. Kelly Mann (11)	384,309	4.47%
Robert Weber (12)	123,654	1.44%
John Damgaard (13)	111,237	1.31%

All directors and executive officers as a group (14)	3,347,753	37.75%

*      less than 1%

(1)
Based on the number of shares beneficially owned at August 31, 2012, as determined under Rule 13d-3 of the Exchange Act, including, for each person or group, shares for which beneficial ownership may be acquired by the shareholder(s) upon exercise of options that are currently exercisable or become exercisable within 60 days of August 31, 2012.

(2)
The address for this entity is 280 Congress Street, Boston, MA  02210.  Voting and investment control over the shares reportedly owned is shared with Wellington Trust Company, NA, the investment advisor of Wellington Management Company, LLP.  The foregoing information is based solely upon Schedules 13G/A filed on February 14, 2012

(3)
The address for this entity is 20 Adelaide Street East, Suite 1200, Toronto, Ontario M5C 2T6.  Includes securities beneficially owned by Mark Leonard. The foregoing information is based solely upon disclosures contained in a Schedule 13D/A filed February 24, 2012.

(4)
Includes options for 45,000 shares which are currently exercisable or become exercisable within 60 days of August 31, 2012. The shares of common stock owned by Mr. Auriana are held in a discretionary account at Wall Street Access, Inc.  Mr. Auriana retains sole voting power over all such shares but has no investment power, including the power to dispose, or to direct the disposition of, any such shares. The foregoing information is based in part upon disclosures contained in a Schedule 13D/A filed September 14, 2012, which states that Mr. Auriana is the beneficial owner of 2,477,525 shares of common stock.  The address for Mr. Auriana is 145 East 45th Street, 43rd Floor, New York, NY 10012.

(5)	Includes options for 17,000 shares which are currently exercisable or become exercisable within 60 days of August 31, 2012. The address for Mr. Clark is 330 Elm Street, Unit 1, New Canaan, CT 06840.

(6)	The address for Mr. Coelho is 271 Citrus Road, Rancho Cordova, CA 95742.

(7)	Includes options for 17,000 shares which are currently exercisable or become exercisable within 60 days of August 31, 2012. The address for Dr. Gorman is 145 4th Street, Del Mar, CA 92014.

(8)	The address for Mr. Greco is 11711 W. 79th Street, Lenexa, KS 66214.

(9)	The address for Mr. Nordlicht is 800 Westchester Avenue, Rye Brook, NY 10573.

(10)	Includes options for 17,000 shares which are currently exercisable or become exercisable within 60 days of August 31, 2012. The address for Mr. Sanville is 1514 Old York Road, Abington, PA 19001.

(11)
Includes options for 50,000 shares which are currently exercisable or become exercisable within 60 days of August 31, 2012.  Additionally, includes 50,000 shares of restricted stock which will vest based upon Mr. Mann’s continued employment and achievement of certain market or performance requirements in fiscal 2013 or the earlier consummation of the merger.  The address for Mr. Mann is 11711 W. 79th Street, Lenexa, KS 66214.

(12)
Includes options for 75,000 shares which are currently exercisable or become exercisable within 60 days of August 31, 2012.  Additionally, includes 10,000 shares of restricted stock that will vest based upon Mr. Weber’s continued employment and achievement of certain performance metrics in fiscal 2013 or the earlier consummation of the merger.  The address for Mr. Weber is 11711 W. 79th Street, Lenexa, KS 66214.

(13)
Includes 15,000 shares of restricted stock that would have vested based upon Mr. Damgaard’s continued employment and achievement of certain performance metrics in fiscal 2013 or the earlier consummation of the merger.  The address for Mr. Damgaard is 1900 Spring Rd., Suite 450, Oak Brook, IL 60523.  Mr. Damgaard resigned as Senior Vice President and Chief Operating Officer of Mediware, effective September 7, 2012.

(14)
Includes options for 296,008 shares which are currently exercisable or become exercisable within 60 days of August 31, 2012. Additionally, includes 75,000 shares of restricted stock which will vest based upon Mr. Mann’s and Mr. Weber’s respective continued employment and achievement of certain market or performance requirements in fiscal 2013 or the earlier consummation of the merger and that would have vested based upon Mr. Damgaard’s continued employment and achievement of certain performance metrics in fiscal 2013 or the earlier consummation of the merger.  This group is comprised of 14 persons.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mediware is required to have a Board of Directors, a majority of whom are “independent” as defined by the NASDAQ listing standards, and to disclose in the proxy statement for each Annual Meeting those directors that the Board of Directors has determined to be independent.  Based on such definition, the Board of Directors has determined that all directors are independent other than Mr. Auriana, Mediware’s largest shareholder and Chairman of the Board and Mr. T. Kelly Mann, Mediware’s President and Chief Executive Officer.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by EisnerAmper LLP for professional services rendered for the audit of Mediware’s annual financial statements for the fiscal years ended June 30, 2012 and June 30, 2011, for the review of the financial statements included in Mediware’s Quarterly Reports on Form 10-Q for fiscal years 2012 and 2011 were $350,000 and $340,000, respectively.

Audit-Related Fees

EisnerAmper LLP did not provide any audit-related services, as defined by the SEC, to Mediware in either of the fiscal years ended June 30, 2012 and June 30, 2011.

Tax Fees

The aggregate fees billed by EisnerAmper LLP for professional services rendered for income tax planning and compliance was $40,000 and $49,000 for fiscal years 2012 and 2011, respectively.

All Other Fees

There were no fees billed by EisnerAmper LLP for other professional services for the fiscal years ended June 30, 2012 and June 30, 2011.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, filed on July 3, 1996.
3.2	Certificate of Amendment of the Certificate of Incorporation.	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, filed on October 4, 2004.
3.3	By-laws	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K, filed September 7, 2011.
10.5	Form 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Plan Agreement.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, filed on September 2, 2005.
10.6	Form of Amendment to 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K, filed on March 25, 2005.
10.7	Employment Agreement dated as of April 18, 2003 between Mediware Information Systems, Inc. and Robert Tysall-Blay.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on October 25, 2005.
10.8	Employment Agreement effective as of September 1, 2009 between Mediware Information Systems, Inc. and Alan Wittmer.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K, filed on September 9, 2009.
10.11	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and Thomas K. Mann.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 13, 2010.
10.12	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and John M. Damgaard.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 13, 2010.
10.13	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and Robert C. Weber.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on May 13, 2010.
10.14	Mediware Information Systems, Inc. 2011 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 2, 2011.
10.15	Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed December 2, 2011.
10.16	Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed December 2, 2011.
10.17	Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed December 2, 2011.
10.18	Employment Agreement, dated as of February 15, 2012, between Mediware Information Systems, Inc. and Robert Watkins.	Incorporated by reference to Exhibit 10.5 to the Quarter Report on Form 10-Q, filed on February 7, 2012.

10.191	Amendment dated as of August 30, 2012 to the Employment Agreement made effective as of May 7, 2010 between Mediware Information Systems, Inc. and Thomas K. Mann.
10.201	Amendment dated as of August 30, 2012 to the Restricted Stock Agreement made as of May 1, 2010, by and between Mediware Information Systems, Inc. and Thomas K. Mann.
10.211	Amendment dated as of August 30, 2012 to the Employment Agreement entered into on May 7, 2010, and made effective as of June 1, 2010 between Mediware Information Systems, Inc. and John M. Damgaard.
10.221	Amendment dated as of August 30, 2012 to the Restricted Stock Agreement made as of May 7, 2010, by and between Mediware Information Systems, Inc. and John M. Damgaard.
10.231	Amendment dated as of August 30, 2012 to the Employment Agreement entered into on May 7, 2010 and made effective as of May 1, 2010 between Mediware Information Systems, Inc. and Robert C. Weber.
10.241	Amendment dated as of August 30, 2012 to the Restricted Stock Agreement made as of May 1, 2010, by and between Mediware Information Systems, Inc. and Robert C. Weber.
10.251	Amendment dated as of August 30, 2012 to the Employment Agreement made effective as of February 2, 2012 between Mediware Information Systems, Inc. and Robert Watkins.
10.261	Amendment dated August 30, 2012 to the Performance-Based Non-Qualified Stock Option Award Agreement dated February 2, 2012, by and between Mediware Information Systems, Inc. and Robert Watkins.
10.271	Amendment dated as of August 30, 2012 to the Employment Agreement made effective as of February 2, 2012 between Mediware Information Systems, Inc. and Alan Wittmer.
111	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share.
211	List of Subsidiaries.
231	Consent of EisnerAmper LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.11	Section 1350 Certification.
32.21	Section 1350 Certification.
1012	XBRL Instance
1012	XBRL Taxonomy Extension Schema
1012	XBRL Taxonomy Extension Calculation
1012	XBRL Taxonomy Extension Definition
1012	XBRL Taxonomy Extension Labels
1012	XBRL Taxonomy Extension Presentation

1.	Previously filed.
2.
XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2012	MEDIWARE INFORMATION SYSTEMS, INC.

	By:	/s/ T. KELLY MANN
T. KELLY MANN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ T. KELLY MANN	President, Chief Executive Officer & Director	September 21, 2012
T. KELLY MANN	(Principal Executive Officer)

/s/ ROBERT W. WATKINS	Chief Financial Officer	September 21, 2012
ROBERT W. WATKINS	(Principal Accounting Officer)

/s/ LAWRENCE AURIANA	Chairman of the Board	September 21, 2012
LAWRENCE AURIANA

/s/ ROGER CLARK	Director	September 21, 2012
ROGER CLARK

/s/ DR. JOHN GORMAN	Director	September 21, 2012
DR. JOHN GORMAN

/s/ RICHARD GRECO	Director	September 21, 2012
THE HONORABLE RICHARD GRECO

/s/ IRA NORDLICHT	Director	September 21, 2012
IRA NORDLICHT

/s/ ROBERT SANVILLE	Director	September 21, 2012
ROBERT SANVILLE

/s/ PHILIP COELHO	Director	September 21, 2012
PHILIP COELHO