Form 10-K/A
period 2012-06-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2012-09-25
CIK 874733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A

AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The purpose of this Amendment No. 2 is to correct a second printer error regarding Exhibit 101 (XBRL interactive data) to our Annual Report on Form 10-K. That Amendment No. 1 was filed in part to submit Exhibit 101 to correct a printer error regarding Note 5 and Note 14 in the Notes to our Consolidated Financial Statements that was contained within Exhibit 101 to the Annual Report on Form 10-K.  This Amendment No. 2 also updates the exhibit index to reflect the Exhibit 101 and certifications filed together with this Amendment No. 2.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8, filed on July 3, 1996.
3.2	Certificate of Amendment of the Certificate of Incorporation.	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, filed on October 4, 2004.
3.3	By-laws	Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K, filed September 7, 2011.
10.5	Form 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Plan Agreement.	Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, filed on September 2, 2005.
10.6	Form of Amendment to 2003 Mediware Information Systems, Inc. Equity Incentive Plan Stock Option Agreement.	Incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K, filed on March 25, 2005.
10.7	Employment Agreement dated as of April 18, 2003 between Mediware Information Systems, Inc. and Robert Tysall-Blay.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on October 25, 2005.
10.8	Employment Agreement effective as of September 1, 2009 between Mediware Information Systems, Inc. and Alan Wittmer.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K, filed on September 9, 2009.
10.11	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and Thomas K. Mann.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 13, 2010.
10.12	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and John M. Damgaard.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 13, 2010.
10.13	Employment Agreement dated May 7, 2010 between Mediware Information Systems, Inc. and Robert C. Weber.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on May 13, 2010.
10.14	Mediware Information Systems, Inc. 2011 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed December 2, 2011.
10.15	Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed December 2, 2011.
10.16	Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed December 2, 2011.
10.17	Form of Mediware Information Systems, Inc. 2011 Equity Incentive Plan Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed December 2, 2011.
10.18	Employment Agreement, dated as of February 15, 2012, between Mediware Information Systems, Inc. and Robert Watkins.	Incorporated by reference to Exhibit 10.5 to the Quarter Report on Form 10-Q, filed on February 7, 2012.

10.191	Amendment dated as of August 30, 2012 to the Employment Agreement made effective as of May 7, 2010 between Mediware Information Systems, Inc. and Thomas K. Mann.
10.201	Amendment dated as of August 30, 2012 to the Restricted Stock Agreement made as of May 1, 2010, by and between Mediware Information Systems, Inc. and Thomas K. Mann.
10.211	Amendment dated as of August 30, 2012 to the Employment Agreement entered into on May 7, 2010, and made effective as of June 1, 2010 between Mediware Information Systems, Inc. and John M. Damgaard.
10.221	Amendment dated as of August 30, 2012 to the Restricted Stock Agreement made as of May 7, 2010, by and between Mediware Information Systems, Inc. and John M. Damgaard.
10.231	Amendment dated as of August 30, 2012 to the Employment Agreement entered into on May 7, 2010 and made effective as of May 1, 2010 between Mediware Information Systems, Inc. and Robert C. Weber.
10.241	Amendment dated as of August 30, 2012 to the Restricted Stock Agreement made as of May 1, 2010, by and between Mediware Information Systems, Inc. and Robert C. Weber.
10.251	Amendment dated as of August 30, 2012 to the Employment Agreement made effective as of February 2, 2012 between Mediware Information Systems, Inc. and Robert Watkins.
10.261	Amendment dated August 30, 2012 to the Performance-Based Non-Qualified Stock Option Award Agreement dated February 2, 2012, by and between Mediware Information Systems, Inc. and Robert Watkins.
10.271	Amendment dated as of August 30, 2012 to the Employment Agreement made effective as of February 2, 2012 between Mediware Information Systems, Inc. and Alan Wittmer.
111	Mediware Information Systems, Inc. and Subsidiaries Computation of Net Earnings Per Share.
211	List of Subsidiaries.
231	Consent of EisnerAmper LLP.
31.11	Rule 13a-14(a)/15d-14(a) Certification.
31.21	Rule 13a-14(a)/15d-14(a) Certification.
32.11	Section 1350 Certification.
32.21	Section 1350 Certification.
1012	XBRL Instance
1012	XBRL Taxonomy Extension Schema
1012	XBRL Taxonomy Extension Calculation
1012	XBRL Taxonomy Extension Definition
1012	XBRL Taxonomy Extension Labels
1012	XBRL Taxonomy Extension Presentation

1.	Previously filed.
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

Date: September 24, 2012	MEDIWARE INFORMATION SYSTEMS, INC.

	By:	/s/ T. KELLY MANN
T. KELLY MANN
President and Chief Executive Officer

4