Form 10-Q
period 2012-09-30
MEDIWARE INFORMATION SYSTEMS INC
filed 2012-11-07
CIK 874733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	[ ]	Accelerated Filer	[]

Non-accelerated filer	[ ]	Smaller reporting company	[X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [ ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2012, there were 8,436,966 shares of Common Stock, $0.10 par value, of the registrant outstanding.

MEDIWARE INFORMATION SYSTEMS, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except shares)

	(Unaudited) September 30, 2012	June 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$37,036	$40,155
Accounts receivable (net of allowance of $1,866 and $1,854)	14,561	12,773
Inventories	740	1,045
Deferred income taxes	1,001	1,038
Prepaid expenses and other current assets	1,585	1,215
Total current assets	54,923	56,226

Fixed assets, net	1,358	1,232
Capitalized software costs, net	14,899	14,506
Goodwill, net	14,956	13,338
Other intangible assets, net	12,442	7,774
Other long-term assets	118	118
Total assets	$98,696	$93,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,832	$2,715
Deferred revenue	19,859	16,096
Income taxes payable	468	1,097
Accrued expenses and other current liabilities	2,727	4,620
Total current liabilities	24,886	24,528

Deferred income taxes	4,770	4,535
Contingent consideration	2,463	-
Total liabilities	32,119	29,063

Stockholders' Equity
Common stock, $.10 par value; authorized 25,000,000 shares; 9,068,000 and 8,865,000 shares issued as of September 30, 2012 and June 30, 2012, respectively	907	887
Additional paid-in capital	39,591	38,146
Treasury stock, 631,000 and 629,000 shares at September 30, 2012 and June 30, 2012, respectively	(3,978)	(3,956)
Retained earnings	30,317	29,516
Accumulated other comprehensive loss	(260)	(462)
Total stockholders' equity	66,577	64,131
Total Liabilities and Stockholders' Equity	$98,696	$93,194

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except earnings per share)

	(Unaudited) Three Months Ended September 30,
	2012	2011

Revenue
System sales	$3,828	$4,390
Services	12,157	11,063

Total revenue	15,985	15,453

Cost and Expenses
Cost of systems (1)	964	744
Cost of services (1)	4,293	4,398
Amortization of capitalized software costs	925	1,073
Software development costs	1,438	1,630
Selling, general and administrative	6,838	5,361

Total costs and expenses	14,458	13,206

Operating income	1,527	2,247

Net interest and other income	8	4

Income before income taxes	1,535	2,251
Income tax provision	(734)	(758)

Net income	801	1,493

Other comprehensive income (loss)
Foreign currency translation adjustment	202	(97)

Comprehensive income	$1,003	$1,396

Net income per Common Share
Basic	$0.10	$0.18
Diluted	$0.09	$0.18

Weighted Average Common Shares Outstanding
Basic	8,325	8,114
Diluted	8,566	8,294

(1) Excludes amortization of Capitalized Software Costs

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total
Balance at June 30, 2012	8,865	$887	$38,146	$(3,956)	$29,516	$(462)	$64,131
Exercise of stock options	127	13	860				873
Issuance of common stock on vesting of restricted shares	73	7	(7)				-
Stock issued as bonus	3	-	47				47
Repurchase of common stock				(22)			(22)
Stock based compensation expense			239				239
Tax benefit related to stock-based compensation			306				306
Foreign currency translation adjustment						202	202
Net income					801		801
Balance at September 30, 2012	9,068	$907	$39,591	$(3,978)	$30,317	$(260)	$66,577
(Unaudited)

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(Unaudited) Three Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$801	$1,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,771	1,636
Stock based compensation expense	239	297
Deferred tax provision	273	(35)
Provision for doubtful accounts	54	246
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,408)	4,155
Inventories	308	(44)
Prepaid expenses and other assets	(315)	(296)
Accounts payable, accrued expenses and advances from customers	(262)	(1,349)
Net cash provided by operating activities	1,461	6,103

Cash Flows From Investing Activities
Acquisition of fixed assets	(141)	(235)
Capitalized software costs	(1,312)	(947)
Acquisition of businesses, net of cash acquired	(4,476)	151
Net cash used in investing activities	(5,929)	(1,031)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	873	-
Excess tax benefits from exercise of stock options and vesting of restricted stock	306	114
Repurchase of common stock	(22)	(233)
Net cash provided by (used in) financing activities	1,157	(119)

Foreign currency translation adjustments	192	(139)

Net (decrease) increase in cash and cash equivalents	(3,119)	4,814
Cash at beginning of period	40,155	29,987
Cash at end of period	$37,036	$34,801

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$784	$412

See Notes to Unaudited Condensed Consolidated Financial Statements.

MEDIWARE INFORMATION SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Mediware Information Systems, Inc. (“Mediware” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Mediware's audited financial statements for the fiscal year ended June 30, 2012, included in Mediware's Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.  Certain costs previously included within cost of systems are included within costs of services for the period ended September 30, 2012.  Prior periods have been reclassified to conform to current period presentation.

Merger Agreement

On September 11, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Ruby Parent Corp., a Delaware corporation (“Parent”), and Project Ruby Merger Corp., a New York corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger (“Merger”) of Merger Subsidiary with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent.  Parent and Merger Subsidiary are controlled affiliates of Thoma Bravo, LLC.

At the effective time of the Merger, each share of Common Stock outstanding immediately prior to the effective time (other than shares held by Parent, Merger Subsidiary, or any subsidiary of Parent or held in the treasury of the Company or owned by any wholly-owned subsidiary of the Company) will be cancelled and converted into the right to receive $22.00 in cash, without interest.  Consummation of the Merger is subject to customary conditions, including without limitation, the affirmative vote of the holders of a majority of the votes entitled to be cast at a meeting of shareholders held for the purpose of approving the Merger Agreement and the Merger, which has been called for November 8, 2012.  If approved by shareholders, the Company will be delisted and will no longer be a registrant with the Securities Exchange Commission.

In connection with the execution of the Merger Agreement, the directors and named executive officers (who own shares) of the Company each entered into a Voting Agreement, dated the date of the Merger Agreement, with Parent, pursuant to which, among other things, each such director and officer agreed, subject to the terms and conditions set forth therein, to vote their shares of Common Stock in favor of the Merger Agreement and the transactions contemplated thereby.

2.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, par value $0.10 (“Common Stock”), of Mediware.  For the three months ended September 30, 2012 and 2011, the dilutive effect of Common Stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

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

As of September 30, 2012, the Company has repurchased a total of 590,000 shares of Common Stock at a cost of $3,503,000 under the Share Repurchase Program, excluding the transactions described below.  As of September 30, 2012, the Company is authorized to purchase up to an additional $3,815,000 of Common Stock under the Share Repurchase Program.

The Company permits a net exercise for certain equity-based awards made to employees and directors.  As of September 30, 2012 and 2011, 41,318 and 37,623 shares of Common Stock with a fair value of $475,000 and $428,000, respectively, were surrendered in order to satisfy statutory tax withholding obligations in connection with the vesting of a stock-based compensation awards.  These surrenders were accounted for as repurchases of common stock but are not part of our Share Repurchase Program.

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

Furthermore, under the Merger Agreement discussed in Note 1 above, Mediware has agreed not to repurchase any shares of Common Stock without the prior written consent of Parent and Merger Subsidiary except in connection with the exercise of outstanding options or the vesting of restricted stock.

4.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to the short-term nature of their underlying terms.

5.     ACQUISITIONS

Strategic Healthcare Group, LLC
On September 10, 2012, the Company acquired certain assets of Strategic Healthcare Group, LLC (“SHG”).  The SHG business provides blood management consulting, education and informatics solutions to blood collection centers, hospitals and healthcare systems in the United States.  The acquisition expanded Mediware’s performance management software product and service offerings.

The purchase price paid for SHG assets consists of $4,476,000 in cash with potential additional cash consideration of up to $3,510,000 if the SHG business achieves certain future operating and financial performance criteria.  The purchase price is also subject to a working capital adjustment.  The Company estimated the fair value of the contingent consideration at the acquisition date to be $2,463,000 using a probability-weighted discounted cash flow model.  This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement as defined in ASC 820.

The Company incurred insignificant legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the SHG operations are included in the accompanying financial statements from the date of acquisition.  SHG revenue and earnings during the period from September 10, 2012 to September 30, 2012 were not significant.

The Company accounted for the SHG transaction as a business acquisition under applicable accounting guidance.  The assets acquired and liabilities assumed of SHG were recorded as of the acquisition date, at their respective fair values.  The preparation of these estimated fair values required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be consistent with the assumptions that would be considered by market participants.

The following summarizes the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation
Accounts receivable	$332
Prepaid and other current assets	47
Fixed assets	139
Intangible assets subject to amortization	5,317
Goodwill	1,618
Accounts payable	(84)
Deferred revenue	(430)
Other long-term liabilities - contingent consideration	(2,463)
Total purchase price	$4,476

Details of acquired intangibles and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Tradenames	$54	2.0 years	23.4%
Purchased technology - database	1,873	4.0 years	23.4%
Purchased technology - software	873	4.0 years	23.4%
Customer backlog	90	2.0 years	23.4%
Customer relationships	1,861	5.0 years	23.6%
Non-compete agreement	566	5.0 years	23.4%
	$5,317

Goodwill	$1,618

The Company valued the tradenames and purchased technology - database using the relief from royalty method of the income approach.  The approach considers the hypothetical royalty or rental payment that the Company would be willing to pay to a third party in order to obtain the use and the rights to the intangible assets.  This method requires the use of certain estimates, including future revenue, royalty rate and discount rate.  The values assigned to the tradenames and database represent the estimated cost savings the Company would achieve by not having to license the intangible assets.

The Company valued the purchased technology - software using the cost savings method of the cost approach.  The approach considers the current estimated cost of reproducing or replacing an asset, less accrued depreciation from functional obsolescence and economic obsolescence.  Utilizing this approach, the Company estimated the fully burdened hourly rates for the developers who might be involved in the replacement of the current software.  This amount was multiplied by the estimated number of hours to reprogram the software.  Based on this methodology the Company assigned the value of software at $873,000.  The Company will amortize this amount over the estimated useful life of four years.

The Company valued the customer relationships and customer backlog using the excess earnings method of the income approach.  Utilizing this approach, the Company projected revenue and related expenses.  These projected income amounts were then reduced by the return on contributory assets and discounted to present value.  This method requires the use of certain estimates, including revenue growth rates, customer attrition, expenses, contributory asset charges and discount rates.

The Company valued the non-compete agreement using a discounted cash flow method of the income approach.  Utilizing this approach, the Company prepared two discounted cash flow models, one that assumes a non-compete agreement is in place and a second that assumes the agreement is not in place.  The value assigned to the agreement represents the difference between the present values of the two projections.

Goodwill is expected to be deductible for tax purposes.

Proforma information for the acquisition of SHG has not been presented as the acquisition is not significant.

Cyto Management System
On April 18, 2012, the Company acquired the assets of Cyto Management System (“CMS”) from Cobbler ICT Services BV for $2,191,000 paid in cash.  The CMS software, which was deployed in Holland and Belgium at the date of acquisition, provides healthcare organizations a chemotherapy management solution to track patients, manage highly individualized medication-based treatment plans and help control costs and report outcomes associated with cancer therapies.  The software utilizes a multilingual language platform that facilitates configuration for new international markets.

The Company incurred insignificant legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the CMS operations are included in the accompanying financial statements from the date of acquisition.

The Company accounted for the CMS transaction as a business acquisition under applicable accounting guidance.  The assets acquired and liabilities assumed of CMS were recorded as of the acquisition date, at their respective fair values.  The preparation of these estimated fair values required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be consistent with the assumptions that would be considered by market participants.

The following summarizes the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase Price Allocation
Intangible assets subject to amortization	$2,184
Goodwill	7
Total purchase price	$2,191

Details of acquired intangibles and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Tradename	$13	2.0 years		22.6%
Purchased technology	1,721	5.0 years	24.0%	–	22.6%
Customer backlog	68	4 months		22.6%
Customer relationships	369	9.0 years	23.0%	-	25.0%
Non-compete agreements	13	6 months		23.0%
	$2,184

Goodwill	$7

The Company valued the purchased technology using the cost savings method of the cost approach.  The approach considers the current estimated cost of reproducing or replacing an asset, less accrued depreciation from functional obsolescence and economic obsolescence.  Utilizing this approach, the Company estimated the fully burdened hourly rates for the developers who might be involved in the replacement of the current software.  This amount was multiplied by the estimated number of hours to reprogram the software.  Based on this methodology the Company assigned the value of purchased technology at $1,721,000.  The Company will amortize this amount over the estimated useful life of five years.

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

Proforma information for the acquisition of CMS has not been presented as the acquisition is not significant.

Transtem, LLC
On January 3, 2012, Mediware acquired substantially all of the assets, excluding certain contracts, of St. Louis, MO-based Transtem, LLC (“Transtem”), a provider of software that manages the collection and transplantation of adult stem cells in cellular-based therapies and medical research in a growing field that includes cancer treatment and regenerative medicine. The acquisition expanded Mediware’s blood and biologics management software product and service offerings.

The purchase price paid for Transtem consisted of an initial purchase price of $667,000 paid in cash.  The Company incurred insignificant legal, accounting and other professional fees related to this transaction, which were expensed.  The results of the Transtem operations are included in the accompanying financial statements from the date of acquisition.

The Company accounted for the Transtem transaction as a business acquisition under applicable accounting guidance.  The assets acquired and liabilities assumed of Transtem were recorded as of the acquisition date, at their respective fair values.  The preparation of these estimated fair values required the use of significant assumptions and estimates.  These estimates were based on assumptions that the Company believes to be consistent with the assumptions that would be considered by market participants.

The following summarizes the assets acquired and liabilities assumed at the acquisition date, net of cash acquired (in thousands):

Purchase Price Allocation
Intangible assets subject to amortization	$813
Accounts receivable	62
Goodwill	5
Accrued expenses	(213)
Total purchase price	$667

Details of acquired intangibles and goodwill are as follows (in thousands):

	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate Used in Purchase Price Allocation
Amortizable Intangible Assets
Purchased technology	$813	5.0 years	24.0%	–	22.6%

Goodwill	$5

The Company valued the purchased technology using the cost savings method of the cost approach.  The approach considers the current estimated cost of reproducing or replacing an asset, less accrued depreciation from functional obsolescence and economic obsolescence.  Utilizing this approach, the Company estimated the fully burdened hourly rates for the developers who might be involved in the replacement of the current software.  This amount was multiplied by the estimated number of hours to reprogram the software.  Based on this methodology the Company assigned the value of purchased technology at $813,000.  The Company will amortize this amount over the estimated useful life of five years.

Goodwill is expected to be deductible for tax purposes.

Pro forma information for the acquisition of Transtem has not been presented as the acquisition is not significant.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of the Company’s goodwill at September 30, 2012 and June 30, 2012 was $14,956,000 and $13,338,000, respectively.  The change in goodwill is attributable to the September 2012 acquisition of SHG assets.

Other Intangible Assets

The carrying amount of our other intangible assets as of September 30, 2012 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Purchased technology	$8,479	$(2,101)	$6,378	3.5
Customer relationships	8,540	(3,148)	5,392	3.8
Customer backlog	274	(186)	88	2.0
Non-compete agreements	703	(188)	515	4.5
Tradenames	78	(9)	69	1.9
	$18,074	$(5,632)	$12,442

Amortization expense for purchased technology, which was recorded as selling, general and administrative expense, amounted to $324,000 for the three months ended September 30, 2012 and $162,000 for the three months ended September 30, 2011.  Amortization expense for other intangible assets amounted to $690,000 for the three months ended September 30, 2012 and $422,000 for the three months ended September 30, 2011.  The following represents the expected amortization in future periods (in thousands):

Fiscal Year	Expected Amortization
2013 (remainder)	$2,461
2014	3,274
2015	2.949
2016	2,429
2017	1,086
Thereafter	243
$12,442

7.     STOCK BASED COMPENSATION

The aggregate noncash stock based compensation expense totaled $239,000 and $297,000 for the three months ended September 30, 2012 and 2011, respectively.

Stock Based Plans

The Company's 2011 Equity Incentive Plan, approved by the shareholders in December 2011, provides additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company and directors, as well as persons who render services to the Company as consultants, advisors or independent contractors, are eligible to receive grants under this plan.  The number of shares that may be issued under this plan is 2,000,000.  Shares may be issued as either incentive stock options, nonqualified stock options, or restricted common stock.  Options may be granted for a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  As of September 30, 2012, there were 1,913,004 shares available for issuance under this plan.

The Company's 2003 Equity Incentive Plan, approved by the shareholders in December 2003, provided additional compensation incentives to encourage high levels of performance and employee retention.  Key employees of the Company and directors, as well as persons who rendered services to the Company as consultants, advisors or independent contractors, were eligible to receive grants under this plan.  The number of shares that could be issued under this plan was 2,000,000 but use of the plan for new awards ceased upon the adoption of the 2011 Equity Incentive Plan.  Awards outstanding under the plan were not affected.  Shares were issued as incentive stock options, nonqualified stock options, or restricted common stock.  Options may have a period of up to ten years.  Restricted common stock awards may be subject to vesting restrictions and may be forfeited if certain performance factors are not maintained.  The plan provided that a maximum of 1,700,000 shares could be issued as any combination of restricted stock, options and restricted stock unit awards.  The additional 300,000 shares of common stock could only be granted as option awards.  As of September 30, 2012 no shares were available for issuance under this Plan.

The Company permits net share exercises of certain awards made to employees and directors.  Shares reacquired under net share exercises are included within treasury stock.

The Merger Agreement discussed in Note 1 above requires the Company to settle all outstanding awards under the 2011 Equity Incentive Plan and the 2003 Equity Incentive Plan and to terminate the plans as of the effectiveness of the Merger.

Restricted Common Stock Awards

Beginning in fiscal 2007, each member of the Company’s Board of Directors received an annual grant of $10,000 of restricted common stock (the “Director Shares”) as part of their compensation for serving on the Company’s Board of Directors.  The number of shares granted is determined based upon the fair market value of the Company’s stock on January 1 of each year.  These Director Shares vest on June 30 each fiscal year based upon the director’s continued service on the Company’s Board of Directors.  The Company recorded compensation expense of $18,000 related to these Director Shares for both the three months ended September 30, 2012 and 2011.  The Director Shares will result in compensation expense in future periods of up to $52,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

During fiscal 2010, the Company entered into agreements to provide long-term incentive compensation opportunities to certain employees.  Under the terms of these agreements, the Company will grant up to a total of 168,750 restricted shares of common stock (the “2010 Enhanced Performance Shares”) in three annual tranches.  The 2010 Enhanced Performance Shares vest upon both continued employment and upon the achievement of certain performance goals.  Each tranche is deemed to be granted upon the annual establishment of the performance criteria.  Through year end June 30, 2012, the Company had granted 131,000 2010 Enhanced Performance shares.  In each of the three months ended September 30, 2012 and 2011 the Company granted 37,500 2010 Enhanced Performance Shares and recorded $164,000 and $159,000 of compensation expense, respectively.  The Company will continue to assess whether or not the achievement of any performance goals is probable at each reporting period, and will recognize the related expense if and when the performance conditions become probable.  In the three months ended September 30, 2012 the Company reversed $25,000 of compensation expense related to 2,245 shares from the second tranche of Enhanced Performance Shares that did not vest.  At September 30, 2012, 110,255 2010 Enhanced Performance Shares had fully vested and all related compensation expense had been recognized. The third tranche of 45,000 shares awarded under the 2010 Enhanced Performance Shares may result in compensation expense in future periods of up to $473,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

Also under the terms of these agreements, the Company will grant up to a total of 56,250 restricted shares of common stock (the “Market Condition Shares”) in three annual tranches.  The Market Condition Shares vest upon the achievement of certain market condition criteria and the continued employment of the key employees.  Following the grants of the initial tranches, each tranche of the Market Condition Shares is deemed to be granted upon the annual reset of the market condition criteria.  During each of the three months ended September 30, 2012 and 2011, the Company granted 12,500 of the Market Condition Shares and recorded $24,000 and $21,000 of compensation expense, respectively.  At September 30, 2012, the first and second tranches of Market Condition Shares had fully vested and all related compensation expense had been recognized.  The third tranche of 15,000 shares awarded as Market Condition Shares may result in compensation expense in future periods of up to $71,000, representing the fair value on the date of the grant less the amount of compensation expense already recorded.

A summary of the status of the Company’s nonvested restricted common stock as of September 30, 2012, and changes during the three months ended September 30, 2012, is presented below (shares amounts in thousands):

	Market Condition Shares	Weighted Average Grant Date Fair Value	2010 Enhanced Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2012	6	$5.98	75	$12.05
Granted	13	6.61	37	14.60
Canceled or forfeited	(4)	5.78	(13)	13.71
Vested	-	-	(54)	11.32
Nonvested at September 30, 2012	15	$6.56	45	$14.55

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

Restrictions on shares of restricted stock will be caused to lapse immediately prior to the Merger, and the shares will be subject to the same terms and conditions of the Merger Agreement discussed in Note 1 above that are applicable to all other shares of Common Stock. However, if there are any terms or conditions more favorable to a holder of restricted stock under any employment or related agreement, those terms or conditions will remain in full force and effect.

Stock Option Awards

The fair value of stock options is determined at the date of grant and is charged to compensation expense over the vesting period of the options.  The fair value of options at date of grant is estimated using the Black-Scholes option pricing model.  There were no stock options granted in the three months ended September 30, 2012 and 2011.

The following table sets forth summarized information concerning the Company's stock options as of September 30, 2012 (shares and aggregate intrinsic value amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2012	742	$9.41
Exercised	(133)	7.13
Forfeited or expired	(81)	11.00
Outstanding at September 30, 2012	528	$9.74	2.5	$6,427
Options exercisable at September 30, 2012	331	$9.43	2.1	$4,131
Nonvested at September 30, 2012	197	$10.27	3.2	$2,296

The strike price of the options is determined based on the average trading price of the Company’s shares on the grant date.

The total fair value of shares vested during the three months ended September 30, 2012 was $649,000. Historically, the Company has issued new shares upon the exercise of stock options.

The Company recorded $58,000 and $100,000 of compensation expense for stock options for the three months ended September 30, 2012 and 2011, respectively.

Estimated future stock-based compensation expense relating to outstanding stock options is as follows (in thousands):

Fiscal Years Ending June 30,	Future Stock Option Compensation Expense
2013 (Remainder)	$183
2014	117
2015	32
2016	9
2017	-
Total estimated future stock-based compensation expense	$341

The following table presents information relating to stock options at September 30, 2012 (share amounts in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 0.00 - $ 4.49	10	$3.89	1.1	10	$3.89
$ 4.50 - $ 7.49	97	$6.08	1.4	80	$6.01
$ 7.50 - $ 8.99	103	$8.86	2.5	47	$8.85
$ 9.00 - $ 10.49	148	$9.45	2.7	98	$9.63
$ 10.50 - $11.99	20	$11.19	3.7	5	$11.19
$12.00 - $13.49	108	$12.93	3.1	61	$12.67
$13.50 - $14.99	42	$13.97	2.3	30	$13.73
	528			331

Each option to purchase Common Stock that is outstanding as of the effective time of the Merger will be automatically cancelled in exchange for the right to receive the excess, if any, of $22.00 over the exercise price of such option, less applicable taxes required to be withheld.

8.     INCOME TAXES

Income tax expense decreased to $734,000 in the first quarter of fiscal 2013 compared to $758,000 in the same quarter of fiscal 2012, primarily related to the decrease in operating income.  The effective tax rate increased to 48% in the first quarter of fiscal 2013 compared to 34% in the same quarter of fiscal 2012, primarily due to nondeductible professional fees paid in the first quarter of fiscal 2013 related to the Merger Agreement and the Merger.

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

As of September 30, 2012 the Company’s unrecognized tax benefits totaled $624,000.  Accrued interest and penalties at September 30, 2012 were $168,000.  The Company recognizes accrued interest and penalties in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In general, the Company’s filed income tax returns are no longer subject to examination by the respective taxing authorities for years ending before June 30, 2009.  However, to the extent utilized, the Company’s net operating loss carryforwards originating in closed years, remain subject to examinations.

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

	For the Three Months Ended September 30,
	2012	2011
Medication Management Systems:
System sales	$2,670	$1,854
Services	5,593	5,437
Billing and collections	1,305	1,100
	9,568	8,391

Blood and Biologics Management Systems:
System sales	983	2,283
Services	4,654	4,034
	5,637	6,317

Performance Management Systems
System sales	175	253
Services	464	328
	639	581

Perioperative Management Systems
System sales	-	-
Services	141	164
	141	164

Total	$15,985	$15,453

Billing and collections revenue is generated from the acquired assets of Advantage Reimbursement, Inc., and to a lesser extent, certain assets of CareCentric, Inc.

Selected financial information by geographic area is as follows (in thousands):

	For the Three Months Ended September 30,
	2012	2011
Revenue from Unaffiliated Customers:
United States	$14,000	$13,658
Europe	1,985	1,795
Total	$15,985	$15,453

Net Income (Loss):
United States	$824	$1,329
Europe	(23)	164
Total	$801	$1,493

	September 30,
	2012	2011
Identifiable Assets:
United States	$89,655	$78,765
Europe	9,041	8,086
Total	$98,696	$86,851

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

Payment of Fees and Expenses Pursuant to Merger Agreement

The Company may be required to pay to Parent a termination fee in the amount of $5,769,000 (less any amount previously paid to Parent in reimbursement of Parent’s transaction expenses) if the merger agreement is terminated under certain specified circumstances.  The Company may also be required to pay to Parent its reasonable and documented out-of-pocket fees and expenses (including legal fees and expenses) of up to $2,000,000 under certain specified circumstances in which Parent is not entitled to the termination fee described above.

11.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), to simplify the testing for a drop in value of intangible assets such as trademarks, patents and distribution rights.  Under ASU No. 2012-02, an entity has the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before proceeding to the quantitative impairment test in ASC 350-30 under which it would calculate the asset’s fair value.  When performing the qualitative assessment, the entity must evaluate events and circumstances that may affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company’s adoption of this guidance did not have a material impact on its financial statements.

12.     SUBSEQUENT EVENTS

Putative Class Action

On October 18, 2012, a shareholder filed a putative class action lawsuit in the Supreme Court of the State of New York, County of New York, against us, our directors, Thoma Bravo, LLC, an affiliate of Parent and Merger Subsidiary, and Merger Subsidiary.  The complaint for the case, styled Kempf v. Mediware Information Systems, Inc. et al., Index No.: 653649/2012, alleges that the Company’s directors breached their fiduciary duties by failing to maximize shareholder value in the merger and by failing to disclose certain material information in the proxy statement.  The complaint also alleges that Thoma Bravo, LLC and Merger Subsidiary aided and abetted these breaches.  The complaint seeks to enjoin the transaction as well as rescission, damages, legal fees and other relief.  As of November 5, 2012, the Company had not been served with the complaint, and therefore has no obligation to respond.  If the Company is served with the complaint, it intends to vigorously defend against the action as it does not believe that the claims alleged have merit.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Mediware Information Systems, Inc.

We have reviewed the condensed consolidated balance sheet of Mediware Information Systems, Inc. and subsidiaries (the "Company") as of September 30, 2012, the related condensed consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the three-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated September 10, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ EisnerAmper LLP

New York, New York
November 6, 2012

The "Review Report of Independent Registered Public Accounting Firm" included above is not a “Report as part of Registration Statement” prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in Mediware’s Form 10-K for the year ended June 30, 2012, could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  Mediware undertakes no obligation to publicly update or revise any forward-looking statements.

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

During the fiscal year ended June 30, 2011, Mediware contracted with third parties to provide the LifeTrak®, InSight performance management software, HCLL, KnowledgeTrak and related services to the U.S. Military Health Service (“MHS”).  Although substantially all contract payments to Mediware were already made, performance of these projects is currently expected to extend through the first half of fiscal 2013.  These contracts are being accounted for using the percentage of completion method, which in this case requires us to recognize revenue based upon the ratio of the effort completed during the reporting period compared to our estimate of the total effort required to complete the project.

Merger Agreement

On September 11, 2012, Mediware entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Ruby Parent Corp., a Delaware corporation (“Parent”) and Project Ruby Merger Corp., a New York corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger (“Merger”) of Merger Subsidiary with and into Mediware, with Mediware surviving the Merger as a wholly-owned subsidiary of Parent.  Parent and Merger Subsidiary are controlled affiliates of Thoma Bravo, LLC.

At the effective time of the Merger, each share of Common Stock outstanding immediately prior to the effective time (other than shares held by Parent, Merger Subsidiary, or any subsidiary of Parent or held in our treasury or owned by any of our wholly-owned subsidiaries) will be cancelled and converted into the right to receive $22.00 in cash, without interest.  Consummation of the Merger is subject to customary conditions, including without limitation, the affirmative vote of the holders of a majority of the votes entitled to be cast at a meeting of shareholders held for the purpose of approving the Merger Agreement and the Merger, which has been called for November 8, 2012.  If approved by shareholders, the Company will be delisted and will no longer be a registrant with the Securities Exchange Commission.

In connection with the execution of the Merger Agreement, our directors and named executive officers (who own shares) each entered into a Voting Agreement, dated the date of the Merger Agreement, with Parent, pursuant to which, among other things, each such director and officer agreed, subject to the terms and conditions set forth therein, to vote their shares of Common Stock in favor of the Merger Agreement and the transactions contemplated thereby.

We may be required to pay to Parent a termination fee in the amount of $5,769,000 (less any amount previously paid to Parent in reimbursement of Parent’s transaction expenses) if the merger agreement is terminated under certain specified circumstances.  We may also be required to pay to Parent its reasonable and documented out-of-pocket fees and expenses (including legal fees and expenses) of up to $2,000,000 under certain specified circumstances in which Parent is not entitled to the termination fee described above.

Blood and Biologics Management Products

Our flagship blood transfusion product is the HCLL™ transfusion software.  We also provide our hospital customers HCLL donor software for use in hospital-based donor centers.  In early fiscal year 2008, we announced our new BloodSafe™ suite of products.  As of September 30, 2012, BloodSafe is licensed for use at 13 facilities.

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

In June 2008, we released BiologiCare™, our first generation bone, tissue and cellular product tracking software.  With the introduction of BiologiCare, we believe we are positioned to benefit from the emerging biologics market, which includes, among other things, bone, tissue and cord blood stem cells.  BiologiCare can be integrated with our HCLL software or operate on a stand-alone basis.  As of September 30, 2012, BiologiCare is licensed for use at three facilities.

Following an acquisition consummated during the third quarter of fiscal 2012, we began offering the Transtem software for adult stem cell collection and transplantation.  We have formed a Cell Therapies Management business unit to facilitate marketing and sales of Transtem and other similar products.  As of September 30, 2012, the Transtem software is licensed for use at five facilities.

In addition to our license of blood and biologics management software, we generate revenue from professional services and post-contract support.  These ongoing support contracts accounted for 58% and 38% of the total revenue from blood and biologics management operations in the periods ended September 30, 2012 and 2011, respectively.

Medication Management Products

Mediware’s medication management software product for larger and medium sized hospitals and healthcare institutions is WORx®.  We also offer MediCOE, a physician order entry module, and MediMAR®, a nurse point of care administration and bedside documentation module, each of which are fully integrated with the WORx software.  An acquisition in November 2008 expanded our product offering by adding Ascend, a solution that meets the needs of small and medium size hospital, specialty pharmacy and home infusion facilities.  To expand our capabilities and address a new industry mandate, we introduced MediREC in March 2007.  As of September 30, 2012, MediREC was licensed for use at 15 customer sites.

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

We generate revenue from medication management software sales, professional services and post-contract support.  Support contracts have accounted for 48% and 52% of the total revenue from medication management operations in the periods ended September 30, 2012 and 2011, respectively.

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

Our United Kingdom operating business is JAC Computer Services, Ltd. (“JAC”).  JAC’s product offering includes its Pharmacy Management system and Electronic Prescribing module.  The Electronic Prescribing module has been installed in approximately twenty U.K. customer sites as of September 30, 2012.  The installed base of the Company’s Pharmacy Management system product includes approximately 50% of the trusts within National Health Service (“NHS”).

Through a business acquisition in April 2012, we added the Cyto Management System (“CMS”) to our portfolio of products.  The CMS software is deployed in Holland and Belgium and provides healthcare organizations a chemotherapy management solution to track patients, manage highly individualized medication-based treatment plans and help control costs and report outcomes associated with cancer therapies.  The software utilizes a multilingual language platform that facilitates configuration for new international markets.  We believe that the CMS software provides us the opportunity to enhance our systems and services offerings in JAC’s current markets and to enter new markets.  The CMS software has been installed in eight customer sites as of September 30, 2012.

Performance Management Products

Mediware’s performance management product is the InSight software system. The InSight system is a business and clinical intelligence software package used in more than 100 hospitals at September 30, 2012.  We have created a focused product strategy to make an entry level version of the InSight performance management software easily accessible and available to the users of our core products.  Through a business acquisition in September 2012, we have added to our portfolio of products and services, blood management consulting, education and informatics solutions to blood collection centers, hospitals and healthcare systems in the United States under the name of Strategic Healthcare Group (“SHG”).  We generate revenue from InSight software sales, professional services and post-contract support.  Support contracts accounted for 47% and 45% of total InSight system revenues in the periods ended September 30, 2012 and 2011, respectively.

Industry and Regulation

We believe that our customers’ recent capital investment decisions have been, and future decisions will be, impacted by recently enacted federal laws.  Of specific importance to near term investment is the American Recovery and Reinvestment Act (“ARRA”), which became effective in 2009.  This Act includes more than $38 billion of incentives to help healthcare organizations modernize operations through the acquisition and use of information technology solutions.  The Health Information Technology for Economic and Clinical Health Act (“HITECH”) Act, a part of ARRA, provides roughly $2 billion in ‘jump start’ funding that the Department of Health and Human Services is to distribute over a two year time frame beginning in 2011.  ARRA also includes approximately $17 billion in Medicare and Medicaid incentives targeting the ‘meaningful use’ of health record systems, systems interoperability, and the submission of data related to quality improvement initiatives.

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

While Mediware does not believe that it has benefited materially from these government initiatives and may see longer sales cycles as a result of the programs, the Company believes that the additional government spending on healthcare information technology and other health reform legislation will stimulate spending across a broad range of healthcare information technology projects. Over time we expect these initiatives to create new opportunities, to expand the use of Mediware solutions and to have a positive impact on the Company.  WORx has been certified so that our customers receive the full benefit of the HITECH Act, Ascend has not been certified.  Mediware has applied for such certification but there can be no assurance that such certification will be received if at all.  We do not believe that this absence of certification has adversely affected sales of Ascend through September 30, 2012.  However, if we fail to achieve the appropriate certification standards, we could face adverse consequences as its customers look to other certified vendors.

We do not currently expect the Patient Protection Act, passed in 2010, to have a material impact on our business.  Beginning in calendar 2013, the Affordable Care Act provides that a tax in an amount equal to 2.3 percent of the price for which a manufacturer sells its medical devices will have to be paid by each medical device manufacturer.  Because we license medical devices (including our HCLL and LifeTrak software products), we may be impacted by this tax.

Strategic Relationships and Acquisitions

We seek to develop strategic relationships that are complementary to our core markets and product set, and that provide a greater value proposition to the customer than could be realized without the strategic relationship. Our fiscal 2012 results were positively impacted by our strategic relationship with a company benefiting from HITECH Act spending.

Our business strategy includes the possibility of growth through acquisitions and other corporate transactions.  We consummated one strategic acquisition during the first quarter of fiscal 2013, two strategic acquisitions in fiscal 2012 and one strategic acquisition in fiscal 2011.  We believe that the acquisitions are an effective means to grow our business when existing products experience little growth.  We also believe that these acquisitions offer good return on investment.  There can be no assurance that we will be able to identify future strategic partners or reach mutually agreeable terms for a transaction if any such partners are identified.

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

Results of Operations for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

Total revenue for the first quarter of fiscal 2013 was $15,985,000 compared to $15,453,000 reported in the same quarter of fiscal 2012, an increase of $532,000 or 3%.  Blood and biologics management products and services revenue was $5,637,000 in the first quarter of fiscal 2013, representing a decrease of $680,000 or 11% compared to $6,317,000 in the same quarter of fiscal 2012.  Medication management products and services total revenue was $9,568,000 in the first quarter of fiscal 2013 representing an increase of $1,177,000 or 14% compared to $8,391,000 in the same quarter of fiscal 2012.  JAC’s contribution to total revenue of medication management products and services was $1,793,000 in the first quarter of fiscal 2013 compared to $1,795,000 in the same quarter of fiscal 2012.  Performance management products and services recorded total revenue of $639,000 in the first quarter of fiscal 2013, representing an increase of $58,000 or 10% compared to $581,000 in the same quarter of fiscal 2012.

System sales revenue, which includes proprietary and third party software licenses, hardware sales and subscription revenue, amounted to $3,828,000 for the first quarter of fiscal 2013, a decrease of $562,000 or 13% compared to $4,390,000 in the same quarter of fiscal 2012.  System sales for blood and biologics management products was $983,000 for the first quarter of fiscal 2013, a decrease of $1,300,000 or 57% compared to $2,283,000 in the same quarter of fiscal 2012.  This decrease is primarily attributable to lower HCLL license fees, including software purchased by the U.S. Military Health Service (“MHS”).  System sales for medication management products increased $816,000, or 44% to $2,670,000 in the first quarter of fiscal 2013 compared to $1,854,000 in the same period of fiscal 2012.  This increase is primarily due to higher Ascend and WORx product line system sales and incremental revenues from our CMS business acquired in April 2012.  These increases were partially offset by a decrease in JAC system sales.  JAC recorded system sales of $354,000 for the first quarter of fiscal 2013, representing a decrease of $268,000, or 43%, compared to $622,000 in the first quarter of fiscal 2012.  Performance management system sales were $175,000 for the first quarter of fiscal 2013, a decrease of $78,000 compared to $253,000 in the first quarter of fiscal 2012.  System sales revenue comprised 24% of total revenue in the first quarter of fiscal 2013 compared to 28% in the same period of fiscal 2012.

Service revenue, which includes post contract support revenues, implementation services, maintenance services, including our “maintenance plus” program, reimbursable travel costs, and promotional services increased $1,094,000, or 10%, to $12,157,000 in the first quarter of fiscal 2013 compared to $11,063,000 for the same period in fiscal 2012.   Service revenue for the blood and biologics management products totaled $4,654,000 for the first quarter of fiscal 2013, representing an increase of $620,000, or 15%, compared to $4,034,000 in the first quarter of fiscal 2012.  The increase primarily reflects higher support revenue for our HCLL software.  Service revenue for the medication management products increased $361,000, or 6%, to $6,898,000 in the first quarter of fiscal 2013 compared to $6,537,000 for the same quarter of fiscal 2012.  The increase is primarily attributable to higher services revenue for our Ascend product line, JAC and billing and collection businesses.  The increases were partially offset by lower services revenue from the WORx product line and ACS business.  Service revenue for JAC increased $266,000 or 23% to $1,439,000 in the first quarter of fiscal 2013 compared to $1,173,000 in the first quarter of fiscal 2012.  Service revenue for performance management products amounted to $464,000 for the first quarter of fiscal 2013 compared to $328,000 for the same period in fiscal 2012.  The increase was primarily attributable to incremental revenues from our SHG business acquired in September 2012.

Cost of systems includes the cost of computer hardware and sublicensed software purchased from computer and software manufacturers by Mediware as part of its complete system offering.  These costs can vary as the mix of revenue varies between high margin proprietary software and lower margin computer hardware and sublicensed software components.  Cost of systems increased $220,000, or 30%, to $964,000 in the first quarter of fiscal 2013 as compared to $744,000 in the same period in fiscal 2012.  The gross margin, excluding amortization of capitalized software costs, on system sales was 75% in the first quarter of fiscal 2013 compared to 83% in the same quarter in fiscal 2012.  The decrease in gross margin is primarily due to an increase in the sale of lower margin third party products including computer hardware, hosting services, and third party software and a decrease in the sale of higher margin proprietary software.

Cost of services includes the salaries and direct expenses of client service personnel and the direct costs associated with providing promotional services.  Cost of services decreased $105,000, or 2%, to $4,293,000 in the first quarter of fiscal 2013 as compared to $4,398,000 in the same period of fiscal 2012.  Gross margin on service revenue was 65% in the first quarter of fiscal 2013 compared to 60% in the same quarter in fiscal 2012.

Amortization of capitalized software decreased $148,000, or 14%, to $925,000 in the first quarter of fiscal 2013 compared to $1,073,000 in the first quarter of fiscal 2012.  The decrease occurred as past software development efforts became fully amortized.

Total expenditures for software development, including the capitalized portion, were $2,750,000 in the first quarter of fiscal 2013 compared to $2,577,000 in the first quarter of fiscal 2012, an increase of $173,000, or 7%.  Software development costs not subject to capitalization decreased $192,000, or 12%, to $1,438,000 in the first quarter of fiscal 2013 compared to $1,630,000 in the first quarter of fiscal 2012.  The decrease was due to a shift in the capitalization rate driven by the mix and timing of projects and the application of the capitalization rules.

Selling, general and administrative (“SG&A”) expenses include marketing and sales salaries, commissions, travel and advertising expenses and acquired intangible assets amortization.  Also included is bad debt expense; legal, accounting and professional fees; administrative salaries and bonus expenses; utilities, rent, communications and other office expenses; stock-based compensation expenses and other related direct administrative expenses.  SG&A expenses increased $1,477,000, or 28%, to $6,838,000 in the first quarter of fiscal 2013 compared to $5,361,000 in the first quarter of fiscal 2012.  The increase was primarily due to higher amortization expense from acquired intangible assets as well as increased professional fees.  Increased professional fees relate primarily to the Merger Agreement and the Merger.

Income tax expense decreased to $734,000 in the first quarter of fiscal 2013 compared to $758,000 in the same quarter of fiscal 2012, primarily related to the decrease in operating income.  The effective tax rate increased to 48% in the first quarter of fiscal 2013 compared to 34% in the same quarter of fiscal 2012, primarily due to nondeductible professional fees paid in the first quarter of fiscal 2013 related to the Merger Agreement and the Merger.

Net income for the first quarter of fiscal 2013 was $801,000, compared to net income of $1,493,000 during the first quarter of fiscal 2012, a decrease of $692,000 or 46%.  Lower margins on system sales, the incremental amortization expense associated with acquired intangible assets and higher professional fees contributed to the decrease in net income.

Liquidity and Capital Resources

As of September 30, 2012, Mediware had cash and cash equivalents of $37,036,000 compared to $40,155,000 at June 30, 2012.  A portion of the Company’s cash and cash equivalents resides outside of the United States.  Repatriation of these funds could be negatively impacted by taxes.  Working capital was $30,037,000 and $31,698,000 at September 30, 2012 and June 30, 2012, respectively.  The current ratio was 2.2 and 2.3 at September 30, 2012 and June 30, 2012, respectively.  Other than deferred tax liabilities and contingent consideration associated with the purchase of SHG, the Company does not have any material capital lease obligations, purchase obligations or long-term liabilities.

Cash provided by operating activities was $1,461,000 during the first quarter of fiscal year 2013 compared to $6,103,000 during the same quarter a year ago.  The decrease in cash provided by operating activities is primarily due to changes in working capital and to a lesser extent, a decrease in net income.

Cash used in investing activities was $5,929,000 during the first quarter of fiscal year 2013 compared to $1,031,000 during the same quarter a year ago.  The increase in cash used in investing activities is primarily attributable to the acquisition of SHG.  Software costs capitalized in the first quarter of fiscal 2013 were also higher than in the same period in fiscal 2012.

Cash provided by financing activities was $1,157,000 during the first quarter of fiscal 2013 compared to cash used in financing activities of $119,000 during the same period of fiscal 2012.  The increase in cash from financing activities is primarily due to proceeds received in the first quarter of fiscal 2013 from the exercise of employee stock options.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements.  We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital needs, any future share repurchases, and other cash requirements at least through the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mediware is subject to market risks from foreign currency fluctuations due to the operations of the Company’s European businesses.  During the last three years, Mediware has not entered into any derivative financial instruments or engaged in other hedging transactions to reduce its exposure to such risks.

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which Mediware’s European businesses operate affect:

•	the results of Mediware’s international operations reported in United States dollars; and

•	the value of the Mediware’s international net assets reported in United States dollars.

These exposures may impact future earnings or cash flows.  Revenue from business conducted in Europe represented approximately 12% of Mediware’s consolidated revenue in each the three months ended September 30, 2012 and 2011.  The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.  These changes, if material, could cause Mediware to adjust its financing and operating strategies.  Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors.  As foreign exchange rates change, translation of the income statements of our European businesses into United States dollars affects period-over-period comparability of operating results.  Any foreign currency impact of translating assets and liabilities into dollars is included as a component of stockholders’ equity.  Mediware’s net income for the three months ended September 30, 2012 and September 30, 2011 were not materially impacted by foreign currency movement.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012.  Disclosure controls and procedures are defined in the Securities Exchange Act as controls and other procedures of the Company designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on its review and evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012.

There were no changes in Mediware’s internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.  Mediware believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II.OTHER INFORMATION

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

On October 18, 2012, a shareholder filed a putative class action lawsuit in the Supreme Court of the State of New York, County of New York, against us, our directors, Thoma Bravo, LLC, an affiliate of Parent and Merger Subsidiary, and Merger Subsidiary.  The complaint for the case, styled Kempf v. Mediware Information Systems, Inc. et al., Index No.: 653649/2012, alleges that the Company’s directors breached their fiduciary duties by failing to maximize shareholder value in the merger and by failing to disclose certain material information in the proxy statement.  The complaint also alleges that Thoma Bravo, LLC and Merger Subsidiary aided and abetted these breaches.  The complaint seeks to enjoin the transaction as well as rescission, damages, legal fees and other relief.  As of November 5, 2012, the Company had not been served with the complaint, and therefore has no obligation to respond.  If the Company is served with the complaint, it intends to vigorously defend against the action as it does not believe that the claims alleged have merit.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012 included under Item 1A “Risk Factors” in addition to the other information set forth in this report, including the risk factors set forth below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There are risks and uncertainties associated with the consummation of the Merger

There are a number of risks and uncertainties relating to the consummation of the Merger.  These risks include the following:

•	the risk that the Merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our Common Stock;

•
the failure to satisfy the conditions to the consummation of the Merger, including the adoption and approval of the Merger Agreement and approval of the Merger by our shareholders and the receipt of certain governmental and regulatory approvals;

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require us to pay a termination fee of $5,769,000 to Parent or to reimburse Parent for certain of its costs and expenses up to $2,000,000; and

•	the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement or the Merger.

Our business could be adversely impacted as a result of uncertainty related to the Merger.

There are a number of risks and uncertainties relating to the impact of the Merger on our business.  These risks include the following:

•	the effect of the announcement or pendency of the Merger on our business relationships, operating results and business generally;

•	the potential adverse effect on our business, properties and operations because of certain covenants we agreed to in the Merger Agreement;

•	risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger;

•	risks related to diverting management’s attention from our ongoing business operations; and

•	the amount of the costs, fees, expenses and charges related to the Merger Agreement and Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table lists Mediware’s share repurchases during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

July 2012	1,547	(2)	$14.14	(2)	--	$--

Total	1,547		$14.14		--	$3,815,000

(1)  The Board of Directors approved a share repurchase program on February 6, 2008, and modified it in October 2008, to authorize Mediware to purchase up to $7.318 million of its Common Stock, at times and prices that the President and Chief Executive Officer or Chief Financial Officer of the Company determine to be appropriate.  The program has no expiration date, and Mediware has no obligation to purchase shares under the program.  Since inception, 590,000 shares were repurchased and placed in treasury under this program.  No shares were repurchased during the quarter ended September 30, 2012 under this program. Under the Merger Agreement, Mediware has agreed not to repurchase any shares of Common Stock without the prior written consent of Parent and Merger Subsidiary except in connection with the exercise of outstanding options or the vesting of restricted stock.
(2)  Shares purchased were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

ITEM 6.     EXHIBITS

Exhibit 2.1
Agreement and Plan of Merger, dated as of September 11, 2012, by and among Mediware Information Systems, Inc., Project Ruby Parent Corp. and Project Ruby Merger Corp.  Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on September 11, 2012.

Exhibit 10.1	Form of Voting Agreement. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 11, 2012.

Exhibit 11	Schedule of Computation of Net Earnings Per Share

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350

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

MEDIWARE INFORMATION SYSTEMS, INC.
(Registrant)

November 7, 2012	/s/ T. KELLY MANN
Date	T. KELLY MANN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

November 7, 2012	/s/ ROBERT W. WATKINS
Date	ROBERT W. WATKINS
CHIEF FINANCIAL OFFICER